Form 10-K
period 2016-12-31
ERIE INDEMNITY CO
filed 2017-02-23
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.4 billion of Class A non-voting common stock as of June 30, 2016. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

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

Our primary function, as attorney-in-fact, is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, we earn a management fee calculated as a percentage, not to exceed 25%, of the direct and assumed premiums written by the Exchange. The management fee rate is set annually by our Board of Directors. The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position.

Services
The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2016 expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2016 expenses. The remaining services we provide include customer service and administrative support.
We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2016 expenses.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange for all claims handling services, investment management services, and certain other common overhead and service department functions in accordance with the subscriber’s agreement. The amounts Indemnity incurs on behalf of the Exchange in this capacity are reimbursed to Indemnity from the Exchange at cost. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 13, Related Party, of Notes to Financial Statements" contained within this report.

Erie Insurance Exchange
Our primary purpose is to manage the affairs at the Exchange for the benefit of the policyholders. The Exchange is our sole customer and our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. We have no direct competition in providing these services to the Exchange.

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2016 direct and assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange’s direct and assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

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

Employees
We had almost 5,000 full-time employees at December 31, 2016, of which approximately 2,300, or 46%, provide claims related services exclusively for the Exchange. The Exchange reimburses us monthly for the cost of these services.

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

Website Access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the Securities and Exchange Commission.  Additionally, copies of our annual report on Form 10-K are available free of charge, upon written request, by contacting Investor Relations, Erie Indemnity Company,
100 Erie Insurance Place, Erie, PA 16530, or calling (800) 458-0811.

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

We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, we may retain up to 25% of all direct and assumed premiums written by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  Accordingly, any reduction in direct and assumed premiums written by the Exchange and/or the management fee rate would have a negative effect on our revenues and net income.

The management fee rate is determined by our Board of Directors and may not exceed 25% of the direct and assumed premiums written by the Exchange.  The Board of Directors sets the management fee rate each December for the following year.  At their discretion, the rate can be changed at any time.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected.

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

Employees are an essential part of the operating costs related to providing services for the Exchange.  As a result, our profitability is affected by employee costs, including salaries, healthcare, pension, and other benefit costs.  Regulatory developments, provider relationships, and demographic and economic factors that are beyond our control indicate that employee healthcare costs will continue to increase.  Although we actively manage these cost increases, there can be no assurance that future cost increases will not occur and reduce our profitability.

Technological development is necessary to facilitate ease of doing business for the agents and policyholders of the Exchange and our employees. If we are unable to support our strategic initiatives or keep pace with advancements in technology, and do so cost effectively, our ability to compete may be negatively affected and result in lower revenues and reduced profitability for us. Furthermore, as we invest in new technology and systems, costs and completion times could exceed original estimates, and the results may not yield desired outcomes.

We are subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when premiums are written.

We recognize management fees due from the Exchange as income when the premiums are written because at that time we have performed substantially all of the services we are required to perform, including sales, underwriting, and policy issuance activities.  However, such fees are not paid to us by the Exchange until the Exchange collects the premiums from policyholders.  As a result, we hold receivables for management fees on premiums that have been written and assumed but not yet collected.  We also hold receivables from the Exchange for costs we pay on the Exchange’s behalf.  The receivable from the Exchange totaled $378.5 million, or approximately 25% of our total assets at December 31, 2016.

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

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange’s competitors offer property and casualty products with more coverage or offer lower rates, and the Exchange is unable to implement product improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. Likewise, an inability to match or exceed the service provided by competitors, which is increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. In addition, due to the Exchange’s focus on the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing vehicle usage and driving patterns such as ride sharing, advancements in vehicle or home technology or safety features such as accident and loss prevention technologies, the development of autonomous vehicles, or residential occupancy patterns, among other factors.

The Exchange markets and sells its insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell only the Exchange’s insurance products, and generally also sell products of the Exchange’s competitors. If agencies do not maintain their current levels of marketing efforts, bind the Exchange to unacceptable risks, place business with competing insurers, or the Exchange is unsuccessful in attracting or retaining agencies in its distribution system as well as maintaining its relationships with those agencies, the Exchange’s ability to grow and renew its business may be adversely impacted. Additionally, consumer preferences may cause the insurance industry as a whole to migrate to a delivery system other than independent agencies.

The Exchange maintains a brand recognized for customer service.  The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service partners may result in reputational harm to the Exchange’s brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and inappropriate social media communications. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs and reputational damage. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange’s ability to satisfy its customers. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

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

The Exchange’s insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability, frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. A single catastrophic occurrence or aggregation of multiple smaller occurrences within its geographical region could adversely affect the financial condition of the Exchange. Terrorist attacks could also cause losses from insurance claims related to the property and casualty insurance operations. The Exchange could incur large net losses if terrorist attacks were to occur which could adversely affect its financial condition.

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

Our business is highly dependent upon the effective operations of our technology and information systems. We also conduct business functions and computer operations using the systems of third-party vendors, which may provide software, data storage, cloud-based computing and other computer services to us. We rely upon our systems, and those of third-party vendors, to assist in key functions of core business operations including processing claims, applications, and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data.

We necessarily collect, use, and hold data concerning individuals, businesses, strategic plans, and intellectual property. Threats to data security, including unauthorized access, cyber attacks, and other computer related penetrations, expose us to additional costs for protection or remediation to secure our data in accordance with customer expectations and statutory and regulatory requirements, including data privacy laws. Preventative actions we take, or our third-party vendors take, to reduce the risk of cyber incidents and protect our information may be insufficient to prevent physical and electronic break-ins or other security breaches to our computer system as over time, the sophistication of these threats continues to increase. Additionally, a breach of security that results in unauthorized access to our data could expose us to an operational disruption, data loss, litigation, fines and penalties, increased compliance costs, and reputational damages. While we maintain cyber liability insurance to mitigate the amount of financial loss, our insurance coverage may not be sufficient to protect against all loss.

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

Our investment portfolio is comprised principally of fixed income securities and limited partnerships.  At December 31, 2016, our investment portfolio consisted of approximately 90% fixed income securities, 9% limited partnerships, and 1% equity securities.

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

General economic conditions and other factors beyond our control can adversely affect the value of our investments and the realization of net investment income, or result in realized investment losses.  In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in their respective investment portfolios.  This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

In addition to the fixed income securities, a portion of our portfolio is invested in limited partnerships.  At December 31, 2016, we had investments in limited partnerships of $58.2 million, or 4% of total assets.  In addition, we are obligated to invest up to an additional $16.9 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.  We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, our financial statements at December 31, 2016 do not reflect market conditions experienced in the fourth quarter of 2016.

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

Our primary sources of liquidity are management fees and cash flows generated from our investment portfolio.  In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2016, or sell assets in our investment portfolio.  Volatility in the financial markets could limit our ability to sell certain of our fixed income securities or, to a greater extent, our significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, additional premium charges for premiums paid on a periodic basis, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. Changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact our business, results of operations, or financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 620,000 square feet. On November 11, 2016, we announced the construction of a new office building that will serve as part of our principal headquarters. The project is expected to span approximately three years and will add approximately 346,000 square feet to our existing home office complex. Additionally, we lease one office building and one warehouse facility from unaffiliated parties. We are charged rent for the related square footage we occupy.

Indemnity and the Exchange also operate 25 field offices in 12 states.  Of these field offices, 17 provide both agency support and claims services and are referred to as branch offices, while seven provide only claims services and are referred to as claims offices, and one provides only agency support and is referred to as a sales office.  We own three field offices and lease a portion of these buildings to the Exchange. The remaining field offices are leased from other parties as detailed below:

Number of
Field office ownership:	field offices
Erie Indemnity Company	3
Erie Insurance Exchange	3
Erie Family Life Insurance Company	1
Unaffiliated parties (1)	18
25
(1) Lease commitments for these properties expire periodically through 2022. We expect that most leases will be renewed or replaced upon expiration.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  American Stock Transfer & Trust Company, LLC serves as our transfer agent and registrar.  As of February 17, 2017, there were approximately 663 beneficial shareholders of record for the Class A non-voting common stock and 9 beneficial shareholders of record for the Class B voting common stock.

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

	2016				2015
	Stock sales price		Cash dividend declared		Stock sales price		Cash dividend declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B
March 31	$100.53	$89.92	$0.7300	$109.500	$93.01	$84.11	$0.681	$102.15
June 30	99.34	90.60	0.7300	109.500	87.15	80.02	0.681	102.15
September 30	103.69	96.68	0.7300	109.500	87.82	79.79	0.681	102.15
December 31	114.60	99.39	0.7825	117.375	100.56	81.37	0.730	109.50
Total			$2.9725	$445.875			$2.773	$415.95

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

	2011		2012	2013	2014	2015	2016
Erie Indemnity Company Class A common stock	$100	(1)	$95	$102	$131	$143	$171
Standard & Poor's 500 Stock Index	100	(1)	116	153	174	176	197
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	119	173	188	195	231

(1)
Assumes $100 invested at the close of trading, including reinvestment of dividends, on the last trading day preceding the first day of the fifth preceding fiscal year, in our Class A common stock, the Standard & Poor’s 500 Stock Index, and the Standard & Poor’s Supercomposite Insurance Industry Group Index.

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

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in October 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2016. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2016 and February 17, 2017.

See Part II, Item 8. "Financial Statements and Supplementary Data – Note 11, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares purchased outside of this program.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except per share data)	Years Ended December 31,

	2016	2015	2014	2013	2012
Operating Data:
Operating revenue	$1,596,631	$1,505,508	$1,407,119	$1,297,331	$1,188,430
Operating expenses	1,304,267	1,272,967	1,184,272	1,087,995	983,420
Investment income	27,828	33,708	28,417	37,278	36,204
Income before income taxes	320,091	266,249	251,264	246,614	241,214
Net income	210,366	174,678	167,505	162,611	160,145

Per Share Data:
Net income per Class A share – diluted	$4.01	$3.33	$3.18	$3.08	$2.99
Book value per share – Class A common and equivalent B shares	15.62	14.72	13.45	13.96	12.11
Dividends declared per Class A share	2.9725	2.773	2.586	2.4125	4.25
Dividends declared per Class B share	445.875	415.95	387.90	361.875	637.50

Financial Position Data:
Investments	$771,450	$688,476	$702,387	$721,728	$687,525
Receivables from Erie Insurance Exchange and affiliates	378,540	348,055	335,220	300,442	280,787
Long-term borrowings	24,766	—	—	—	—
Total assets	1,548,955	1,407,296	1,319,198	1,213,042	1,160,153
Total equity	816,910	769,503	703,134	733,982	641,870

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

•	dependence upon our relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement and investments in new technology and systems;

•	credit risk from the Exchange;

•	dependence upon our relationship with the Exchange and the growth of the Exchange, including:

◦	general business and economic conditions;

◦	factors affecting insurance industry competition;

◦	dependence upon the independent agency system; and

◦	ability to maintain our reputation for customer service;

•	dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:

◦	the Exchange’s ability to maintain acceptable financial strength ratings;

◦	factors affecting the quality and liquidity of the Exchange’s investment portfolio;

◦	changes in government regulation of the insurance industry;

◦	emerging claims and coverage issues in the industry; and

◦	severe weather conditions or other catastrophic losses, including terrorism;

•	ability to attract and retain talented management and employees;

•	ability to maintain uninterrupted business operations and difficulties with technology or data security breaches, including cyber attacks;

•	factors affecting the quality and liquidity of our investment portfolio;

•	our ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RETROSPECTIVELY ADOPTED ACCOUNTING STANDARDS

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation", which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance changed the conditions to be met in determining if a reporting entity has a variable interest in a legal entity. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to have a variable interest and was the primary beneficiary of the Exchange and its financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity.

Indemnity adopted the new accounting standard on a retrospective basis effective with the annual reporting period ending December 31, 2015. The 2014 financial information within this report has been conformed to the presentation in accordance with the amended guidance.

RECENT ACCOUNTING STANDARDS

See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of adopted as well as other recently issued accounting standards and the impact on our financial statements if known.

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

Our earnings are primarily driven by the management fee revenue generated for the services we provide relating to certain sales, underwriting, and issuance of policies for the Exchange.  Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position.

The management fee rate was set at 25% for 2016, 2015 and 2014.  Our Board of Directors set the 2017 management fee rate again at 25%, its maximum level.

The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2016 expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2016 expenses. The remaining services we provide include customer service and administrative support.
We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2016 expenses.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange for all claims handling services, investment management services, and certain other common overhead and service department functions in accordance with the subscriber’s agreement. The amounts Indemnity incurs on behalf of the Exchange in this capacity are reimbursed to Indemnity from the Exchange at cost. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 13, Related Party, of Notes to Financial Statements" contained within this report.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer and our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2016 direct and assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

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

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2016	% Change	2015	% Change	2014
Total operating revenue	$1,596,631	6.1%	$1,505,508	7.0%	$1,407,119
Total operating expenses	1,304,267	2.5	1,272,967	7.5	1,184,272
Net revenue from operations	292,364	25.7	232,541	4.3	222,847
Total investment income	27,828	(17.4)	33,708	18.6	28,417
Interest expense, net	101	NM	—	NM	—
Income before income taxes	320,091	20.2	266,249	6.0	251,264
Income tax expense	109,725	19.8	91,571	9.3	83,759
Net income	$210,366	20.4%	$174,678	4.3%	$167,505
Net income per share - diluted	$4.01	20.6%	$3.33	4.5%	$3.18

NM = not meaningful

Net revenue from operations increased 25.7% in 2016 as revenue growth outpaced the growth in expenses, and 4.3% in 2015. The two components of our primary revenue source, management fee revenue, are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2016 and 2015. The direct and assumed premiums written by the Exchange were $6.3 billion in 2016 and $5.9 billion in 2015.

Total operating expenses increased 2.5% and 7.5% in 2016 and 2015, respectively. The increase in operating expenses for 2016 was driven by an increase in commissions, partially offset by lower non-commission expenses primarily from lower personnel costs across all expense categories. The increase in operating expenses for 2015 was driven primarily by increases in commissions and personnel costs.

Gross margin from operations increased to 18.3% in 2016 from 15.4% in 2015.

Total investment income decreased in 2016 primarily due to lower earnings generated from limited partnership investments.

Reconciliation of Net Income to Operating Income
We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

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

The following table reconciles net income and operating income for the years ended December 31:

(in thousands, except per share data)
	2016	2015	2014
Net income	$210,366	$174,678	$167,505
Net realized (gains) losses and impairments on investments	(256)	1,066	(952)
Income tax expense (benefit)	89	(373)	333
Realized (gains) losses and impairments, net of income taxes	(167)	693	(619)
Operating income	$210,199	$175,371	$166,886

Per Class A common share-diluted:
Net income	$4.01	$3.33	$3.18
Net realized (gains) losses and impairments on investments	0.00	0.02	(0.02)
Income tax expense (benefit)	0.00	(0.01)	0.01
Realized (gains) losses and impairments, net of income taxes	0.00	0.01	(0.01)
Operating income	$4.01	$3.34	$3.17

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

Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments.  All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include U.S. government & agency securities, corporate bonds, municipal bonds, structured securities, redeemable preferred stock and certain nonredeemable preferred stock.

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of corporate debt securities priced using non-binding broker quotes.

As of each reporting period, financial instruments recorded at fair value are classified based upon the lowest level of input that is significant to the fair value measurement.  The presence of at least one unobservable input that has significant impact to the fair value measurement would result in classification as a Level 3 instrument.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the asset, such as the relative impact on the fair value as a result of including a particular input and market conditions.  We did not make any other significant judgments except as described above.

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

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2016.

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

While we perform various procedures in review of the general partners’ valuations, we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes.  Due to the limited market for these investments, there is higher potential for variability.  We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted. We analyze limited partnerships measured at fair value based upon NAV to determine if the most recently available NAV reflects fair value at the balance sheet date, with an adjustment being made where appropriate (change of plus or minus 5% compared to most recent NAV.)

We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 59% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 4.24% discount rate for the projected benefit obligation at December 31, 2016 and for the 2017 pension expense.  The same methodology was used to develop the 4.57% and 4.17% discount rates used to determine the projected benefit obligation for 2015 and 2014, respectively, and the pension expense for 2016 and 2015, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $3.8 million and would increase the pension benefit obligation by $37.0 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss) on the Statements of Financial Position. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 15 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1.5 million impact on net pension benefit cost in the following year, of which our share would be approximately $0.6 million. Based on a review of the key factors and expectations of future asset performance, we reduced the expected return on asset assumption from 7.00% to 6.75% for 2017.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2016 that related to the actual investment return being different from that assumed during the prior year was a loss of $1.5 million. Recognition of this loss will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 15 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2016 or 2015.

We expect our net pension benefit costs to increase from $30.6 million in 2016 to $34.3 million in 2017 as a result of a lower discount rate and a lower assumed expected return on assets in 2017, partially offset by the mortality tables being updated with two additional years of mortality data. Our share of the net pension benefit costs after reimbursements will increase from $12.7 million in 2016 to approximately $14.1 million in 2017.

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Years ended December 31,
(dollars in thousands)	2016	% Change		2015	% Change		2014
Management fee revenue, net	$1,567,431	6.2%		$1,475,511	7.2%		$1,376,190
Service agreement revenue	29,200	(2.7)		29,997	(3.0)		30,929
Total operating revenue	1,596,631	6.1		1,505,508	7.0		1,407,119
Total operating expenses	1,304,267	2.5		1,272,967	7.5		1,184,272
Net revenue from operations	$292,364	25.7%		$232,541	4.3%		$222,847
Gross margin	18.3%	2.9	pts.	15.4%	(0.4)	pts.	15.8%

Management fee revenue
Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is determined by our Board of Directors at least annually.  Management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  The following table presents the calculation of management fee revenue:

	Years ended December 31,
(dollars in thousands)	2016	% Change	2015	% Change	2014
Direct and assumed premiums written by the Exchange	$6,278,126	6.2%	$5,914,045	7.3%	$5,513,962
Management fee rate	25%		25%		25%
Management fee revenue, gross	1,569,531	6.2	1,478,511	7.3	1,378,490
Change in allowance for management fee returned on cancelled policies(1)	(2,100)	NM	(3,000)	NM	(2,300)
Management fee revenue, net of allowance	$1,567,431	6.2%	$1,475,511	7.2%	$1,376,190

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 6.2% to $6.3 billion in 2016, from $5.9 billion in 2015, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.1% in 2016 primarily as the result of continuing strong policyholder retention, compared to 3.6% in 2015.  The year-over-year average premium per policy for all lines of business increased 2.9% at December 31, 2016, compared to 3.5% at December 31, 2015.

Premiums generated from new business increased 4.3% to $753 million in 2016, compared to 3.9%, or $722 million, in 2015.  Underlying the trend in new business premiums was a 0.9% increase in new business policies written in 2016, compared to

2.3% in 2015, while the year-over-year average premium per policy on new business increased 3.4% at December 31, 2016, compared to 1.6% at December 31, 2015.

Premiums generated from renewal business increased 6.4% to $5.5 billion in 2016, compared to 7.7%, or $5.2 billion, in 2015.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 2.8% at December 31, 2016, compared to 3.8% at December 31, 2015.

The Exchange implemented rate increases in 2016, 2015, and 2014 in order to meet loss cost expectations.  As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2015 were reflected in 2016, and recent rate actions in 2016 will be reflected in 2017. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 6.5% to $4.4 billion in 2016, from $4.2 billion in 2015, driven by an increase of 3.3% in total personal lines policies in force and an increase of 3.1% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 5.4%, to $1.8 billion in 2016, compared to 2015, driven by a 2.3% increase in total commercial lines policies in force and a 3.1% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee.  Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange’s insurance products.  Such pricing actions, and those of the Exchange’s competitors, could affect the ability of the Exchange’s agents to retain and attract new business.  We expect the Exchange’s pricing actions to result in a net increase in direct written premium in 2017; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average premium written and assumed by the Exchange, as customers may reduce coverages.

Management fee rate
The management fee rate was set at 25%, the maximum rate, for 2016, 2015 and 2014.  The management fee rate for 2017 was set at 25% by our Board of Directors.  Changes in the management fee rate can affect our revenue and net income significantly.  See also, the "Transactions/Agreements with Related Parties" section within this report.

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

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $29.2 million, $30.0 million and $30.9 million in 2016, 2015 and 2014, respectively.  The decrease in service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Years ended December 31,
(dollars in thousands)	2016	% Change	2015	% Change	2014
Commissions:
Total commissions	$893,800	5.4%	$847,880	8.3%	$783,017
Non-commission expense:
Underwriting and policy processing	$135,855	0.8%	$134,837	6.4%	$126,779
Information technology	121,249	(1.7)	123,362	1.9	121,094
Sales and advertising	63,423	(1.5)	64,403	6.7	60,334
Customer service	24,604	(16.1)	29,325	10.6	26,522
Administrative and other	65,336	(10.7)	73,160	10.0	66,526
Total non-commission expense	410,467	(3.4)	425,087	5.9	401,255
Total cost of management operations	$1,304,267	2.5%	$1,272,967	7.5%	$1,184,272

Commissions – Commissions increased $45.9 million in 2016 compared to 2015 as a result of the 6.2% increase in direct and assumed premiums written by the Exchange. In 2015, commissions increased $64.9 million, or 8.3%, compared to 2014, primarily as a result of the 7.3% increase in the direct and assumed premiums written by the Exchange, while the remaining portion of the increase was due to higher agent incentive costs related to profitable growth.

Non-commission expense – Non-commission expense decreased $14.6 million in 2016 compared to 2015. Information technology costs decreased $2.1 million primarily due to decreased personnel costs somewhat offset by an increase in professional fees. Customer service costs decreased $4.7 million primarily due to decreased credit card processing fees and personnel costs. Administrative and other costs decreased $7.8 million due to decreased personnel costs, including incentive compensation forfeited by senior executives who separated from service during 2016, somewhat offset by an increase in professional fees. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate as well as decreased medical costs.

In 2015, compared to 2014, non-commission expense increased $23.8 million. Underwriting and policy processing costs increased $8.0 million due to increased personnel and postage costs. Information technology costs increased $2.3 million primarily due to hardware and software costs. Sales and advertising costs increased $4.1 million primarily due to personnel costs. Customer service costs increased $2.8 million due to an increase in personnel costs and credit card processing fees. Administrative and other costs increased $6.6 million due to personnel costs and professional fees. Personnel costs in all expense categories were impacted by increased pension and medical costs, and increased estimates for incentive plan compensation costs related to underwriting performance.

Gross margin
The gross margin in 2016 was 18.3%, compared to 15.4% in 2015 and 15.8% in 2014.

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2016	% Change	2015	% Change	2014
Net investment income	$20,547	15.5%	$17,791	7.6%	$16,536
Net realized investment gains	672	36.5	492	(53.4)	1,057
Net impairment losses recognized in earnings	(416)	NM	(1,558)	NM	(105)
Equity in earnings of limited partnerships	7,025	(58.6)	16,983	55.4	10,929
Total investment income	$27,828	(17.4)%	$33,708	18.6%	$28,417

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.

Net investment income increased by $2.8 million in 2016, compared to 2015, and increased by $1.3 million in 2015, compared to 2014. The increases in net investment income in both 2016 and 2015 were primarily attributable to income from fixed maturity investments, reflecting higher invested balances and investment yields, partially offset by lower income from equity securities as a result of the sale of our preferred stock holdings in the fourth quarter of 2015.

Net realized investment gains
A breakdown of our net realized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Securities sold:
Fixed maturities	$(2)	$(193)	$120
Equity securities	(33)	685	937
Common stock trading securities	707	0	0
Total net realized investment gains (1)	$672	$492	$1,057

(1)
See Part II, Item 8. "Financial Statements and Supplementary Data – Note 5, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

Net realized investment gains and losses include gains and losses resulting from the sales of our fixed maturity or equity securities.

Net realized gains were $0.7 million in 2016, compared to gains of $0.5 million in 2015 and $1.1 million in 2014.  Net realized gains in 2016 were primarily attributable to gains from sales of common stock trading securities. Net realized gains in 2015 were due to gains from sales on nonredeemable preferred stock, which were partially offset by losses from sales of fixed maturities, while gains in 2014 were primarily attributable to gains from sales of equity securities.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings were $0.4 million in 2016, compared to $1.6 million in 2015, and $0.1 million in 2014. Net impairment losses recognized in earnings in both 2016 and 2015 were primarily due to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors, and also included securities in an unrealized loss position that we intended to sell prior to expected recovery to our cost basis.
Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Private equity	$(2,756)	$12,169	$4,060
Mezzanine debt	51	1,788	1,882
Real estate	9,730	3,026	4,987
Total equity in earnings of limited partnerships	$7,025	$16,983	$10,929

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2016 reflect investment valuation changes resulting from the financial markets and the economy for the twelve month period ending September 30, 2016.

Equity in earnings of limited partnerships decreased by $10.0 million in 2016, compared to 2015, and increased by
$6.1 million in 2015, compared to 2014. The decrease in earnings in 2016 was the result of lower earnings from private equity investments that were partially offset by higher earnings from real estate investments. The increase in earnings in 2015 was due to higher earnings from private equity investments that were partially offset by lower earnings from real estate investments.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". The outlook for the financial strength rating is stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. Only approximately 11% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.2% to $6.3 billion in 2016 from $5.9 billion in 2015. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $7.7 billion and $7.1 billion at December 31, 2016 and 2015, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at December 31, 2016 and 89.9% at December 31, 2015.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at December 31,
(dollars in thousands)	2016	% to total	2015	% to total
Fixed maturities	$707,341	90%	$587,209	85%
Common stock	5,950	1	12,732	2
Limited partnerships:
Private equity	35,228	5	48,397	7
Mezzanine debt	6,010	1	12,701	2
Real estate	16,921	3	27,437	4
Real estate mortgage loans	213	0	333	0
Total investments	$771,663	100%	$688,809	100%

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

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the "Results of Operations" section herein for further information.)  We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for
$253.1 million, or 36%, of the total fixed maturity portfolio at December 31, 2016.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $3.2 million at December 31, 2016, compared to $3.4 million at December 31, 2015.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of December 31, 2016: (1)

(in thousands)					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$0	$0	$2,011	$0	$11,610	$13,621
Communications	0	0	2,006	8,424	19,191	29,621
Consumer	0	0	1,996	29,292	45,987	77,275
Diversified	0	0	0	0	1,052	1,052
Energy	0	5,008	5,506	5,585	13,649	29,748
Financial	0	4,976	28,199	54,823	19,952	107,950
Government-municipal	107,998	134,433	9,687	1,014	0	253,132
Government sponsored entity	0	2,026	0	0	0	2,026
Industrial	0	0	1,852	4,045	19,708	25,605
Structured securities (2)	64,874	32,951	13,212	6,319	6,848	124,204
Technology	0	6,937	2,208	4,061	13,578	26,784
U.S. Treasury	5,031	0	0	0	0	5,031
Utilities	0	0	5,100	4,984	1,208	11,292
Total	$177,903	$186,331	$71,777	$118,547	$152,783	$707,341

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

(2)          Structured securities include residential mortgage-backed securities. commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common Stock
Equity securities classified as available-for-sale include certain exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the Statements of Financial Position as available-for-sale equity securities. These investments are carried at fair value of $5.9 million at December 31, 2016 and $12.7 million at December 31, 2015, with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized loss on these securities, net of deferred taxes, was $0.1 million at December 31, 2016 and December 31, 2015.

Limited partnerships
In 2016, investments in limited partnerships decreased from the investment levels at December 31, 2015.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by increases in underlying asset values. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2016 reflect the partnership activity experienced during the twelve month period ending September 30, 2016.

Shareholders’ Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2016, shareholders’ equity amounts related to these postretirement plans decreased by $24.6 million, net of tax, of which $5.5 million represents amortization of the prior service cost and net actuarial loss and $30.1 million represents the current period actuarial loss.  The 2016 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.24% in 2016, from 4.57% in 2015. At December 31, 2015, shareholders’ equity amounts related to these postretirement plans increased by $25.1 million, net of tax, of which $9.4 million represents amortization of the prior service cost and net actuarial loss and $15.7 million represents the current period actuarial gain.  The 2015 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.57% in 2015, from 4.17% in 2014. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 59% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs.

Home Office Expansion
On November 7, 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. As of December 31, 2016, we have drawn $25 million against the facility. Under the agreement, an additional $75 million will be drawn over the next two years ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. We will capitalize applicable interest charges incurred during the construction period of long-term building projects as part of the historical cost of the asset.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2017.

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$254,336	$217,378	$186,013
Net cash (used in) provided by investing activities	(136,944)	622	(5,097)
Net cash used in financing activities	(111,209)	(126,858)	(138,218)
Net increase in cash	$6,183	$91,142	$42,698

Net cash provided by operating activities increased to $254.3 million in 2016, compared to $217.4 million in 2015, and $186.0 million in 2014.  Increased cash from operating activities in 2016 was primarily due to an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange, combined with lower general operating expenses paid. Somewhat offsetting this increase in cash provided was an increase in commissions and bonuses paid to agents combined with a decrease in reimbursements collected from affiliates, compared to 2015. Cash paid for agent commissions and bonuses increased to $870.6 million in 2016, compared to $822.5 million in 2015, as a result of an increase in cash paid for scheduled commissions due to premium growth and bonus awards due to profitable underwriting results.  We contributed $17.4 million to our pension plan in 2016, compared to $17.0 million in 2015. Additionally, we made a contribution to our pension plan for $19.0 million in January 2017.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs.  In 2015, increased cash from operating activities, compared to 2014, was primarily due to increases in management fee revenue received and reimbursements collected from affiliates, combined with a decrease in pension and employee benefits paid. Somewhat offsetting this increase in cash provided were increases in commissions and bonuses paid to agents, and general operating expenses and income taxes paid, compared to 2014.

At December 31, 2016, we recorded a net deferred tax asset of $53.9 million. There was no deferred tax valuation allowance recorded at December 31, 2016.

Net cash used in investing activities totaled $136.9 million in 2016 compared to cash provided of $0.6 million in 2015 and cash used of $5.1 million in 2014. Increases in purchases of available-for-sale securities and fixed assets, coupled with lower cash generated from the return of capital from limited partnerships, contributed to cash used in 2016, compared to cash provided in 2015. Somewhat offsetting the cash used in 2016 was an increase in cash generated from the sale and maturity of available-for-sale securities, compared to 2015.  Also impacting our future investing activities are limited partnership commitments, which totaled $16.9 million at December 31, 2016, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $6.8 million, mezzanine debt securities was $8.2 million, and real estate activities was $1.9 million.  While cash generated from the sale of available-for-sale securities was lower in 2015, compared to 2014, decreases in purchases of available-for-sale securities and fixed assets contributed to net cash being generated for 2015.

Net cash used in financing activities totaled $111.2 million in 2016, $126.9 million in 2015, and $138.2 million in 2014.  The decrease in cash used in 2016 was due to borrowings on the new senior secured draw term loan credit facility, somewhat offset by an increase in cash paid for dividends to shareholders, compared to 2015. Future financing activities will reflect the draw requirements under the new senior secured draw term loan credit facility, which will increase the cash provided by financing activities by $50 million in 2017 and $25 million in 2018, while principal payments will not commence until 2019. Dividends paid to shareholders totaled $136.0 million, $126.9 million, and $118.5 million in 2016, 2015 and 2014, respectively. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2016 and 2015.  Dividends have been approved at a 7.2% increase for 2017.

No shares of our Class A nonvoting common stock were repurchased in 2016 and 2015 in conjunction with our stock repurchase program. In 2014, shares repurchased under this program totaled 276,390 at a total cost of $19.5 million, based upon settlement date.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2016, based upon trade date.

In 2016, we purchased 15,093 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million for the vesting of stock-based awards in conjunction with our long-term incentive plan, and for the rabbi trust outside director deferred compensation plan. These shares were delivered in 2016. In 2015, we purchased 111,535 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $10.4 million for the vesting of stock-based awards in conjunction with our long-term incentive plan, for stock-based awards for executive management and an outside director, and for the rabbi trust outside director deferred compensation plan. These shares were delivered in 2015. In 2014, we purchased 64,398 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.9 million for the vesting of stock-based awards for executive management and an outside director, and for awards under our long-term incentive plan.  These shares were delivered in 2014.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $189.1 million at December 31, 2016, 2) a $100 million bank revolving line of credit, and 3) liquidation of assets held in our investment portfolio, including common stock and investment grade bonds which totaled approximately $342.0 million at December 31, 2016.  Volatility in the financial markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of December 31, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of December 31, 2016. Bonds with a fair value of $110.3 million were pledged as collateral on the line at December 31, 2016. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We were in compliance with our bank covenants at December 31, 2016.

Contractual Obligations
We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2016, the aggregate obligations were as follows:

(in thousands)	Payments due by period
	Total	2017	2018-2019	2020-2021	2022 and thereafter

Long-term debt(1)	$178,568	$1,846	$10,134	$12,352	$154,236
Limited partnership commitments(2)	16,904	16,904	0	0	0
Pension contribution(3)	18,968	18,968	0	0	0
Other commitments(4)	48,632	30,356	17,593	683	0
Operating leases – vehicles	18,962	5,963	10,128	2,871	0
Operating leases – real estate(5)	10,612	3,341	4,976	2,228	67
Operating leases – computer equipment	5,666	2,656	3,010	0	0
Gross contractual obligations	298,312	80,034	45,841	18,134	154,303
Estimated reimbursements from affiliates(6)	70,023	39,378	26,265	4,336	44
Net contractual obligations	$228,289	$40,656	$19,576	$13,798	$154,259

(1)
Long-term debt amount differs from the balance presented on the Statements of Financial Position as the long-term debt amount in the table above includes interest and principal payments based upon total expected draw commitments and excludes commitment fees.

(2)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2016, our total commitment to fund limited partnerships that invest in private equity securities was $6.8 million, mezzanine debt was $8.2 million, and real estate activities was $1.9 million.

(3)
The pension contribution for 2017 was estimated in accordance with the Pension Protection Act of 2006.  Contributions anticipated in future years depend upon certain factors that cannot be reasonably predicted. Any contributions required in future years will be an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. The obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management, are not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2016 is $14.4 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due.

(4)	Other commitments include various agreements for services, including computer software, telephones, copiers, and maintenance.

(5)	Operating leases – real estate are for 18 of our 25 field offices and two operating leases are for office space and a warehouse facility.

(6)	We are reimbursed from the Exchange for a portion of the costs related to the pension, other commitments and operating leases.

Balance Sheet Arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities.  We have no material off-balance sheet obligations or guarantees, other than the unused portion of the senior secured draw term loan credit facility and limited partnership investment commitments. See the preceding Contractual Obligations section for further discussion of these commitments.

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

Intercompany Agreements
Service agreements
We make certain payments for claims and life insurance related costs, investment management services, common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its wholly owned subsidiaries.  By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange for all claims handling services, investment management services, and certain other common overhead and service department functions in accordance with the subscriber’s agreement. These amounts are reimbursed to us based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) in accordance with the subscriber's agreement and the service agreements between us and the Exchange’s wholly owned subsidiaries.  All reimbursements are made on an actual cost basis and do not include a profit component. These reimbursements are settled on a monthly basis.

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

Intercompany Receivables

(dollars in thousands)	2016	Percent of total assets	2015	Percent of total assets
Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$378,540	24.4%	$348,055	24.7%
Note receivable from EFL	25,000	1.6	25,000	1.8
Total intercompany receivables	$403,540	26.0%	$373,055	26.5%

We have significant receivables from the Exchange that result in a concentration of credit risk.  These receivables include management fees due for services performed by us for the Exchange under the subscriber’s agreement, and certain costs we pay on behalf of the Exchange and EFL. We continually monitor the financial strength of the Exchange. The receivables from the Exchange for management fees and costs we pay on behalf of the Exchange and EFL are settled monthly.

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. We recognized interest income on the note of $1.7 million in 2016, 2015 and 2014.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2016.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 90% of our invested assets at December 31, 2016.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk.  A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity portfolio.  We used the effective duration of our fixed maturity portfolio to model the pro forma effect of a change in interest rates at December 31, 2016 and 2015.

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2016	2015
Fair value of fixed maturity portfolio	$707,341	$587,209
Fair value assuming 100-basis point rise in interest rates	$690,454	$571,167
Effective duration (as a percentage)	2.4	2.5

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2016 and 2015.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2016
2017	$54,673
2018	104,569
2019	81,367
2020	69,165
2021	67,845
Thereafter	300,342
Total(1)	$677,961
Fair value	$707,341

(1)     This amount excludes Indemnity’s $25 million surplus note due from EFL.

(in thousands)
Fixed maturities:	December 31, 2015
2016	$61,608
2017	76,526
2018	92,108
2019	37,921
2020	53,169
Thereafter	237,824
Total(1)	$559,156
Fair value	$587,209

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

The following table shows our fixed maturity investments by rating as of December 31, 2016: (1)

(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$433,133	$436,011	62%
BBB	118,593	118,547	17
Total investment grade	551,726	554,558	79
BB	49,914	50,242	7
B	79,918	81,131	11
CCC, CC, C, and below	20,845	21,410	3
Total non-investment grade	150,677	152,783	21
Total	$702,403	$707,341	100%

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

Our municipal bond portfolio accounts for $253.1 million, or 36% of the total fixed maturity portfolio.  The overall credit rating of our municipal portfolio is AA.

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

Equity Price Risk
Common stocks designated as available-for-sale securities represent investments in certain exchange traded funds with underlying holdings of fixed maturity securities. While the performance of the exchange traded funds closely tracks that of the underlying fixed maturity securities, these investments are reported as common stock based on U.S. GAAP requirements. The average effective duration of these investments as reported by the funds was 6.3 at December 31, 2016, compared to 4.7 at December 31, 2015.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited the accompanying statements of financial position of Erie Indemnity Company as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 23, 2017

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	2016	2015	2014
Operating revenue
Management fee revenue, net	$1,567,431	$1,475,511	$1,376,190
Service agreement revenue	29,200	29,997	30,929
Total operating revenue	1,596,631	1,505,508	1,407,119

Operating expenses
Commissions	893,800	847,880	783,017
Salaries and employee benefits	213,356	226,713	206,690
All other operating expenses	197,111	198,374	194,565
Total operating expenses	1,304,267	1,272,967	1,184,272
Net revenue from operations	292,364	232,541	222,847

Investment income
Net investment income	20,547	17,791	16,536
Net realized investment gains	672	492	1,057
Net impairment losses recognized in earnings	(416)	(1,558)	(105)
Equity in earnings of limited partnerships	7,025	16,983	10,929
Total investment income	27,828	33,708	28,417
Interest expense, net	101	—	—
Income before income taxes	320,091	266,249	251,264
Income tax expense	109,725	91,571	83,759
Net income	$210,366	$174,678	$167,505

Earnings Per Share
Net income per share
Class A common stock – basic	$4.52	$3.75	$3.59
Class A common stock – diluted	$4.01	$3.33	$3.18
Class B common stock – basic	$678	$563	$539
Class B common stock – diluted	$677	$562	$538

Weighted average shares outstanding – Basic
Class A common stock	46,188,952	46,186,671	46,247,876
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,435,303	52,498,811	52,616,234
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income	$210,366	$174,678	$167,505

Other comprehensive (loss) income, net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	43	(4,280)	823
Pension and other postretirement plans	(24,560)	25,117	(59,425)
Total other comprehensive (loss) income, net of tax	(24,517)	20,837	(58,602)
Comprehensive income	$185,849	$195,515	$108,903

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2016 and 2015
(dollars in thousands, except per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$189,072	$182,889
Available-for-sale securities	56,138	62,067
Receivables from Erie Insurance Exchange and affiliates	378,540	348,055
Prepaid expenses and other current assets	30,169	24,697
Federal income taxes recoverable	5,260	11,947
Accrued investment income	6,337	5,491
Total current assets	665,516	635,146

Available-for-sale securities	657,153	537,874
Limited partnership investments	58,159	88,535
Fixed assets, net	69,142	59,087
Deferred income taxes, net	53,889	40,686
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	20,096	20,968
Total assets	$1,548,955	$1,407,296

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$210,559	$195,542
Agent bonuses	114,772	106,752
Accounts payable and accrued liabilities	88,153	88,532
Dividends payable	36,441	33,996
Deferred executive compensation	19,675	20,877
Total current liabilities	469,600	445,699

Defined benefit pension plans	221,827	172,700
Employee benefit obligations	756	1,234
Deferred executive compensation	13,233	16,580
Long-term borrowings	24,766	—
Other long-term liabilities	1,863	1,580
Total liabilities	732,045	637,793

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,300	16,311
Accumulated other comprehensive loss	(121,381)	(96,864)
Retained earnings	2,065,911	1,993,976
Total contributed capital and retained earnings	1,963,000	1,915,593
Treasury stock, at cost; 22,110,132 shares held	(1,155,846)	(1,155,108)
Deferred compensation	9,756	9,018
Total shareholders’ equity	816,910	769,503
Total liabilities and shareholders’ equity	$1,548,955	$1,407,296

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2013	$1,992	$178	$16,365	$(59,099)	$1,901,428	$(1,126,883)	$—	$733,981
Net income					167,505			167,505
Other comprehensive loss				(58,602)				(58,602)
Dividends declared:
Class A $2.586 per share					(119,509)			(119,509)
Class B $387.90 per share					(986)			(986)
Net purchase of treasury stock			(48)			(19,207)		(19,255)
Balance, December 31, 2014	$1,992	$178	$16,317	$(117,701)	$1,948,438	$(1,146,090)	$—	$703,134
Net income					174,678			174,678
Other comprehensive income				20,837				20,837
Dividends declared:
Class A $2.773 per share					(128,082)			(128,082)
Class B $415.95 per share					(1,058)			(1,058)
Net purchase of treasury stock (1)			(6)			0		(6)
Deferred compensation						(9,018)	$9,018	0
Balance, December 31, 2015	$1,992	$178	$16,311	$(96,864)	$1,993,976	$(1,155,108)	$9,018	$769,503
Net income					210,366			210,366
Other comprehensive loss				(24,517)				(24,517)
Dividends declared:
Class A $2.9725 per share					(137,297)			(137,297)
Class B $445.875 per share					(1,134)			(1,134)
Net purchase of treasury stock (1)			(11)			0		(11)
Deferred compensation						(738)	738	0
Balance, December 31, 2016	$1,992	$178	$16,300	$(121,381)	$2,065,911	$(1,155,846)	$9,756	$816,910

(1) Net purchases of treasury stock in 2015 and 2016 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities
Management fee received	$1,536,699	$1,454,902	$1,348,885
Service agreement fee received	29,200	29,997	30,929
Net investment income received	26,796	25,999	22,846
Limited partnership distributions	17,837	14,112	15,327
Increase (decrease) in reimbursements collected from affiliates	247	7,775	(7,472)
Commissions paid to agents	(756,713)	(725,714)	(665,154)
Agents bonuses paid	(113,859)	(96,749)	(83,436)
Salaries and wages paid	(160,985)	(155,303)	(153,459)
Pension contribution and employee benefits paid	(44,250)	(40,993)	(48,516)
General operating expenses paid	(176,029)	(190,301)	(178,452)
Income taxes paid	(104,607)	(106,347)	(95,485)
Net cash provided by operating activities	254,336	217,378	186,013

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(369,811)	(228,308)	(250,789)
Limited partnerships	(578)	(928)	(1,123)
Proceeds from investments:
Available-for-sale securities sales	89,498	102,286	116,401
Available-for-sale securities maturities/calls	146,285	112,705	119,679
Trading securities	5,171	0	0
Limited partnerships	16,113	26,735	28,613
Net purchase of fixed assets	(25,208)	(12,556)	(19,473)
Net collections on agent loans	1,586	688	1,595
Net cash (used in) provided by investing activities	(136,944)	622	(5,097)

Cash flows from financing activities
Purchase of treasury stock	0	0	(19,692)
Dividends paid to shareholders	(135,985)	(126,858)	(118,526)
Net proceeds from long-term borrowings	24,776	—	—
Net cash used in financing activities	(111,209)	(126,858)	(138,218)

Net increase in cash and cash equivalents	6,183	91,142	42,698
Cash and cash equivalents, beginning of year	182,889	91,747	49,049
Cash and cash equivalents, end of year	$189,072	$182,889	$91,747

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to trading securities	$4,464	$—	$—

See accompanying notes to Financial Statements. See Note 16, "Supplementary Data on Cash Flows", for additional supplemental cash flow information.

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

The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2016 expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2016 expenses. The remaining services we provide include customer service and administrative support.
We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2016 expenses.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange for all claims handling services, investment management services, and certain other common overhead and service department functions in accordance with the subscriber’s agreement. The amounts Indemnity incurs on behalf of the Exchange in this capacity are reimbursed to Indemnity from the Exchange at cost. See Note 13, "Related Party" contained within this report.

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

Recently adopted accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation", which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance changed the conditions to be met in determining if a reporting entity has a variable interest in a legal entity. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to be the primary beneficiary of the Exchange and its financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity.

Indemnity adopted the new accounting standard on a retrospective basis effective with the annual reporting period ending December 31, 2015. The 2014 financial information within this report has been conformed to the presentation in accordance with the amended guidance. The effects on the financial statements of no longer consolidating the Exchange include:

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement", which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and limits the disclosure requirements.  ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  Our disclosure was prepared in accordance with this amended guidance.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern", which requires management, each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  This standard was effective beginning with the annual period ending after December 15, 2016. We adopted the guidance effective December 31, 2016. There was no impact to our financial statements as a result of adoption.

Recently issued accounting standards
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows", which provides guidance on how certain cash receipts and cash payments are presented and classified to reduce diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 31, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period with early application permitted beginning in the first interim period in 2017. We expect to adopt the ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change. Based on the current guidance, we performed an analysis in accordance with the steps identified in the guidance around the recognition, measurement, and presentation of our two operating revenue streams; management fee revenue and service fee revenue. As a result of this analysis, we concluded that adoption of this guidance will not have a material impact on our revenue recognition patterns or our financial statements.

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

Trading securities – Common stock securities classified as trading securities are reported at fair value. Unrealized holding gains and losses on trading securities are included in net realized gains (losses) in the Statements of Operations. Realized gains and losses on sales of trading securities are recognized in income based upon the specific identification method. Dividend income is recognized as of the ex-dividend date.

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

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners results in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2016 for all partnerships other than the real estate limited partnerships that are reported under the fair value option.

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

Fixed assets
Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are primarily comprised of software, which includes internally used capitalized software and development costs, as well as equipment, buildings and building improvements, and leasehold improvements. Assets in use are depreciated using the straight-line method over the estimated useful life except for leasehold improvements, which are depreciated over the shorter of their economic useful life or the lease term. Software is depreciated over periods ranging from 3-7 years, equipment is depreciated over 3-10 years, and buildings and building improvements are depreciated over 20-45 years. We review long-lived assets for impairment whenever events or changes indicate that the carrying value may not be recoverable. Under these circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference. We will capitalize applicable interest charges incurred during the construction period of long-term building projects as part of the historical cost of the asset.

Agent bonus estimates
Agent bonuses are based upon an individual agency’s property and casualty underwriting profitability and also include a component for growth in agency property and casualty premiums if the agency’s underwriting profitability targets for the book of business are met.  The estimate for agent bonuses, which are based upon the performance over 36 months, is modeled on a monthly basis using actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of the year.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2016			2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$208,644	46,188,952	$4.52	$173,248	46,186,671	$3.75	$166,134	46,247,876	$3.59
Dilutive effect of stock-based awards	0	145,551	—	0	211,340	—	0	267,558	—
Assumed conversion of Class B shares	1,722	6,100,800	—	1,430	6,100,800	—	1,371	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$210,366	52,435,303	$4.01	$174,678	52,498,811	$3.33	$167,505	52,616,234	$3.18
Class B – Basic EPS:
Income available to Class B stockholders	$1,722	2,542	$678	$1,430	2,542	$563	$1,371	2,542	$539
Class B – Diluted EPS:
Income available to Class B stockholders	$1,721	2,542	$677	$1,429	2,542	$562	$1,369	2,542	$538

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At December 31, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,031	$0	$5,031	$0
Government sponsored entities	2,026	0	2,026	0
States & political subdivisions	253,132	0	253,132	0
Corporate debt securities	322,948	0	313,596	9,352
Residential mortgage-backed securities	16,102	0	16,102	0
Commercial mortgage-backed securities	36,849	0	36,849	0
Collateralized debt obligations	69,253	0	69,253	0
Other debt securities	2,000	0	2,000	0
Total fixed maturities	707,341	0	697,989	9,352
Common stock	5,950	5,950	0	0
Total available-for-sale securities	713,291	5,950	697,989	9,352
Other investments (1)	4,412	—	—	—
Total	$717,703	$5,950	$697,989	$9,352

	At December 31, 2015
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,847	$0	$231,847	$0
Corporate debt securities	250,333	0	250,264	69
Residential mortgage-backed securities	13,513	0	13,513	0
Commercial mortgage-backed securities	37,571	0	37,571	0
Collateralized debt obligations	51,745	0	43,168	8,577
Other debt securities	2,200	0	2,200	0
Total fixed maturities	587,209	0	578,563	8,646
Common stock	12,732	12,732	0	0
Total available-for-sale securities	599,941	12,732	578,563	8,646
Other investments (1)	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2016 and December 31, 2015. During the year ended December 31, 2016, no contributions were made and distributions totaling $0.9 million were received from these investments. During the year ended December 31, 2015, no contributions were made and distributions totaling $3.5 million were received from these investments. The amount of unfunded commitments related to the investments was $0.3 million as of December 31, 2016 and $0.6 million as of December 31, 2015.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at December 31, 2016
Available-for-sale securities:
Corporate debt securities	$69	$173	$107	$13,935	$(1,854)	$(3,078)	$9,352
Commercial mortgage-backed securities	0	0	3	1,000	0	(1,003)	0
Collateralized debt obligations	8,577	4	(5)	7,722	(54)	(16,244)	0
Total fixed maturities	8,646	177	105	22,657	(1,908)	(20,325)	9,352
Total available-for-sale securities	8,646	177	105	22,657	(1,908)	(20,325)	9,352
Total Level 3 assets	$8,646	$177	$105	$22,657	$(1,908)	$(20,325)	$9,352

(1)          These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the year ended December 31, 2016 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs. Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2016. Level 2 to Level 3 transfers totaled $9.7 million related to 36 fixed maturity holdings due to the use of unobservable market data to determine the fair value at December 31, 2016. Level 3 to Level 2 transfers totaled $30.0 million related to 60 fixed maturity holdings due to the use of observable market data to determine the fair value at December 31, 2016.

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

(1)          These amounts are reported in the Statements of Operations as net realized investment gains (losses) for the year ended December 31, 2015 on Level 3 securities.

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

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $9.4 million at December 31, 2016. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At December 31, 2016
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$707,341	$0	$697,989	$9,352
Total fixed maturities	707,341	0	697,989	9,352
Common stock:
Priced via pricing services	5,950	5,950	0	0
Total common stock	5,950	5,950	0	0
Other investments:
Priced via unobservable inputs (1)	4,412	—	—	—
Total other investments	4,412	—	—	—
Total	$717,703	$5,950	$697,989	$9,352

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016.

Note 5.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities:

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,093	$0	$62	$5,031
Government sponsored entities	2,004	22	0	2,026
States & political subdivisions	249,312	6,113	2,293	253,132
Corporate debt securities	321,041	3,293	1,386	322,948
Residential mortgage-backed securities	16,232	61	191	16,102
Commercial mortgage-backed securities	37,723	59	933	36,849
Collateralized debt obligations	68,998	351	96	69,253
Other debt securities	2,000	0	0	2,000
Total fixed maturities	702,403	9,899	4,961	707,341
Common stock	6,152	0	202	5,950
Total available-for-sale securities	$708,555	$9,899	$5,163	$713,291

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$221,093	$10,761	$7	$231,847
Corporate debt securities	254,464	281	4,412	250,333
Residential mortgage-backed securities	13,639	4	130	13,513
Commercial mortgage-backed securities	38,630	30	1,089	37,571
Collateralized debt obligations	51,905	61	221	51,745
Other debt securities	2,241	0	41	2,200
Total fixed maturities	581,972	11,137	5,900	587,209
Common stock	12,865	0	133	12,732
Total available-for-sale securities	$594,837	$11,137	$6,033	$599,941

The amortized cost and estimated fair value of fixed maturities at December 31, 2016, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2016
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$55,304	$55,394
Due after one year through five years	329,377	331,617
Due after five years through ten years	203,880	207,358
Due after ten years	113,842	112,972
Total fixed maturities	$702,403	$707,341

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. treasury	$5,031	$62	$0	$0	$5,031	$62	1
States & political subdivisions	84,611	2,293	0	0	84,611	2,293	40
Corporate debt securities	112,453	987	8,692	399	121,145	1,386	155
Residential mortgage-backed securities	7,451	60	4,974	131	12,425	191	13
Commercial mortgage-backed securities	26,509	437	4,319	496	30,828	933	28
Collateralized debt obligations	27,470	75	4,208	21	31,678	96	15
Total fixed maturities	263,525	3,914	22,193	1,047	285,718	4,961	252
Common stock	5,950	202	0	0	5,950	202	1
Total available-for-sale securities	$269,475	$4,116	$22,193	$1,047	$291,668	$5,163	253
Quality breakdown of fixed maturities:
Investment grade	$239,041	$3,605	$16,061	$399	$255,102	$4,004	136
Non-investment grade	24,484	309	6,132	648	30,616	957	116
Total fixed maturities	$263,525	$3,914	$22,193	$1,047	$285,718	$4,961	252

	At December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$5,867	$7	$0	$0	$5,867	$7	3
Corporate debt securities	172,831	2,447	19,086	1,965	191,917	4,412	349
Residential mortgage-backed securities	9,827	84	936	46	10,763	130	9
Commercial mortgage-backed securities	13,081	68	19,081	1,021	32,162	1,089	24
Collateralized debt obligations	27,981	103	9,174	118	37,155	221	19
Other debt securities	1,960	40	241	1	2,201	41	2
Total fixed maturities	231,547	2,749	48,518	3,151	280,065	5,900	406
Common stock	12,732	133	0	0	12,732	133	1
Total available-for-sale securities	$244,279	$2,882	$48,518	$3,151	$292,797	$6,033	407
Quality breakdown of fixed maturities:
Investment grade	$174,723	$1,296	$38,369	$1,256	$213,092	$2,552	105
Non-investment grade	56,824	1,453	10,149	1,895	66,973	3,348	301
Total fixed maturities	$231,547	$2,749	$48,518	$3,151	$280,065	$5,900	406

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2016	2015	2014
Fixed maturities	$20,175	$16,457	$14,173
Equity securities	171	1,045	1,550
Cash equivalents and other	1,391	1,174	1,207
Total investment income	21,737	18,676	16,930
Less: investment expenses	1,190	885	394
Investment income, net of expenses	$20,547	$17,791	$16,536

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$2,111	$1,571	$453
Gross realized losses	(2,113)	(1,764)	(333)
Net realized (losses) gains	(2)	(193)	120
Equity securities:
Gross realized gains	1	759	1,132
Gross realized losses	(34)	(74)	(195)
Net realized (losses) gains	(33)	685	937
Trading securities:
Common stock:
Gross realized gains	$707	$0	$0
Net realized gains	707	0	0
Net realized investment gains	$672	$492	$1,057

The components of other-than-temporary impairments on investments are included below for the years ended December 31:

(in thousands)	2016	2015	2014
Fixed maturities	$(416)	$(1,558)	$(105)
Total other-than-temporary impairments	(416)	(1,558)	(105)
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings	$(416)	$(1,558)	$(105)

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through December 31, 2016 are comprised of partnership financial results for the fourth quarter of 2015 and the first, second and third quarters of 2016.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2016.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below for the years ended December 31:

(in thousands)	2016	2015	2014
Equity in earnings of limited partnerships accounted for under the equity method	$6,273	$16,545	$8,517
Change in fair value of limited partnerships accounted for under the fair value option	752	438	2,412
Equity in earnings of limited partnerships	$7,025	$16,983	$10,929

The following table summarizes limited partnership investments by sector at December 31:

(in thousands)	2016	2015
Private equity	$35,228	$48,397
Mezzanine debt	6,010	12,701
Real estate	12,509	22,911
Real estate - fair value option	4,412	4,526
Total limited partnerships	$58,159	$88,535

See also Note 15, "Commitments and Contingencies", for investment commitments related to limited partnerships.

Note 6.  Fixed Assets
The following table summarizes our fixed assets by category at December 31:

(in thousands)	2016	2015
Software	$124,093	$110,405
Equipment	11,771	10,679
Land, buildings, and building improvements	7,627	7,627
Leasehold improvements	1,375	1,171
Projects in progress	17,812	17,719
Construction in progress	9,622	—
Total fixed assets, gross	172,300	147,601
Less: Accumulated depreciation	(103,158)	(88,514)
Fixed assets, net	$69,142	$59,087

The increase in software is primarily related to new electronic signature capabilities for our agents as well as new functionalities to integrate various systems to create a more streamlined process for our customers.

Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization.

On November 11, 2016, we announced the construction of a new office building that will serve as part of our principal headquarters. The costs associated with this project are included in construction in progress. The project is expected to span approximately three years and is financed using a senior secured draw term loan credit facility. See Note 7, "Borrowing Arrangements".

For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization of fixed assets totaled $15.1 million, $15.9 million and $15.7 million, respectively, and is included in all other operating expenses in the Statements of Operations.

Note 7.  Borrowing Arrangements

Bank Line of Credit
As of December 31, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of December 31, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduces the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of December 31, 2016. Bonds with a fair value of $110.3 million were pledged as collateral on the line at December 31, 2016. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of December 31, 2016.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at December 31, 2016.

Term Loan Credit Facility
On November 7, 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million will be drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018 ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. As of December 31, 2016, we have drawn $25 million against the facility. Bonds with a fair value of $108.2 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of December 31, 2016. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at December 31, 2016.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at December 31, 2016 was $23.2 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of December 31, 2016.

The scheduled maturity of the $100 million Credit Facility begins on January 1, 2019 with annual principal payments of $1.9 million in 2019, $2.0 million in 2020, $2.0 million in 2021 and $94.1 million thereafter.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 59% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs. For our funded pension plan, amounts are settled in cash for the portion of pension costs allocated to the Exchange. For our unfunded plans, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $21.0 million at December 31, 2016, exists in the event EFL does not honor the annuity contracts.

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2016	2015	2014
Service cost for benefits earned	$28,201	$30,433	$22,510
Interest cost on benefit obligation	33,125	30,755	28,112
Expected return on plan assets	(39,520)	(35,921)	(31,419)
Prior service cost amortization	696	670	712
Net actuarial loss amortization	8,111	14,031	6,344
Pension plan cost (1)	$30,613	$39,968	$26,259

(1)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and EFL.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2016	2015	2014	2013
Employee pension plan:
Discount rate	4.24%	4.57%	4.17%	5.11%
Expected return on assets (1)	7.00	7.00	7.00	7.50
Compensation increases (2)	3.32	3.32	3.32	4.15
SERP:
Discount rate – pre-retirement/post-retirement	4.24/3.74	4.57/4.07	4.17/3.67	5.11/4.61
Rate of compensation increase	5.00	5.00	5.00	6.00

(1)	The expected return on assets used to measure the net periodic benefit cost for 2017 is 6.75%.

(2)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 3.32% in 2016, 2015 and 2014 would produce similar results.

The economic assumptions that have the most impact on the postretirement benefits expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation for 2016 was based upon a yield curve developed from corporate bond yield information. The same methodology was employed to develop the discount rates used to determine the benefit obligation for 2015 and 2014.

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

Projected benefit obligations increased $92.1 million at December 31, 2016 compared to December 31, 2015. In addition to the normal increases in benefit accruals, the lower discount rate, partially offset by mortality tables being updated with two additional years of mortality data, contributed to this increase.

Funding policy/funded status
Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. Employer contributions of
$19.0 million were made to the defined benefit pension plan in January 2017. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2016	2015
Funded status at end of year	$(224,115)	$(173,089)

Pension liabilities – due within one year (1)	$(2,288)	$(389)
Pension liabilities – due after one year	(221,827)	(172,700)
Net amount recognized	$(224,115)	$(173,089)

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

(in thousands)
	2016	2015
Projected benefit obligation, beginning of year	$724,580	$736,705
Service cost for benefits earned	28,201	30,433
Interest cost on benefit obligation	33,125	30,755
Plan amendments	2,114	0
Actuarial loss (gain)	43,032	(60,774)
Benefits paid	(14,393)	(12,539)
Projected benefit obligation, end of year	$816,659	$724,580

Accumulated benefit obligation, end of year	$657,969	$583,432

The following table describes plans with assets less than accumulated benefit obligation at December 31:

(in thousands)
	2016	2015
Projected benefit obligation	$816,659	$724,580
Accumulated benefit obligation	657,969	583,432
Plan assets	592,544	551,491

Both the defined benefit pension plan and the SERP had accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015.

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2016	2015
Fair value of plan assets, beginning of year	$551,491	$547,788
Actual gain (loss) on plan assets	38,028	(1,042)
Employer contributions	17,418	17,284
Benefits paid	(14,393)	(12,539)
Fair value of plan assets, end of year	$592,544	$551,491

Accumulated other comprehensive income
Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2016	2015
Net actuarial loss	$185,278	$148,865
Prior service cost	6,023	4,605
Net amount not yet recognized	$191,301	$153,470

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into pension cost during 2017 is $9.3 million and $0.8 million, respectively.

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans:

(in thousands)
	2016	2015
Net actuarial loss (gain) arising during the year	$44,524	$(23,810)
Amortization of net actuarial loss	(8,111)	(14,031)
Amortization of prior service cost	(696)	(670)
Amendments (1)	2,114	0
Total recognized in other comprehensive income	$37,831	$(38,511)

(1)
Effective September 12, 2016, a plan amendment was adopted to allow part time employees to participate in the pension plan, which added prior service cost of $1.7 million. Additionally, there was one new SERP participant in 2016, which contributed $0.4 million.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2016		2015	2016	2015
Equity securities:
U.S. equity securities	35%	(1)	35%	38%	36%
Non-U.S. equity securities	20	(2)	20	18	20
Total equity securities	55		55	56	56
Debt securities	44	(3)	44	43	43
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

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

(4)	Institutional money market fund.

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	At December 31, 2016
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$225,446	$0	$225,446	$0
Non-U.S. equity securities	107,953	0	107,953	0
Total equity securities	333,399	0	333,399	0
Debt securities	253,197	0	253,197	0
Other	5,948	5,948	0	0
Total	$592,544	$5,948	$586,596	$0

	At December 31, 2015
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$201,021	$0	$201,021	$0
Non-U.S. equity securities	107,945	0	107,945	0
Total equity securities	308,966	0	308,966	0
Debt securities	236,619	0	236,619	0
Other	5,906	5,906	0	0
Total	$551,491	$5,906	$545,585	$0

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of December 31:

(in thousands)
Year ending December 31,	Expected future benefit payments
2017	$18,943
2018	18,672
2019	20,778
2020	23,369
2021	26,246
2022 - 2026	181,837

Retiree health benefit plan
The retiree health benefit plan was terminated in 2006.  We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010.  The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our financial statements.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth
401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $12.1 million in 2016, $11.6 million in 2015, and $10.7 million in 2014.  Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2016 and 2015.

Note 9.  Incentive and Deferred Compensation Plans

Annual incentive plan
Our annual incentive plan ("AIP") is a bonus plan that pays cash to our executive and senior vice presidents annually. The cash awards are based on attainment of corporate and individual performance measures, which can include various financial measures. The plan includes a funding qualifier which considers our financial results, based on operating income, before a payout can be made to plan participants. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon specific performance measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors ("ECDC"), with ultimate approval by the full Board of Directors. For 2016 and 2015, the performance measures primarily included the growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries.

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

The LTIP provides the recipient the right to earn performance shares or units, or phantom stock based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for the 2016, 2015 and 2014 awards were the reported growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
The fair value of LTIP awards is measured at each reporting date at the current share price of our Class A common stock. A liability is recorded and compensation expense is recognized ratably over the performance period.

At December 31, 2016, the plan awards for the 2014-2016 performance period were fully vested. Distributions will be made in 2017 once peer group financial information becomes available at which time participants will elect the form of payment, either cash or stock. The estimated plan award based upon the peer group information as of September 30, 2016 is $12.5 million. At December 31, 2015, the awards for the 2013-2015 performance period were fully vested. Participants had the option of receiving either cash or stock for the 2013-2015 award. The cash award of $12.6 million was paid in June 2016 and the stock award of 7,661 shares with an average share price of $96.64 and a market value of $0.7 million was delivered to plan participants in June 2016. At December 31, 2014, the awards, granted as stock, for the 2012-2014 performance period were fully vested. The cash award of $8.2 million was paid in June 2015 and the stock award of 1,567 shares with an average share price of $81.04 and a market value of $0.1 million was delivered to plan participants in June 2015.

Earned compensation costs are allocated to related entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $8.2 million in 2016, $13.4 million in 2015, and $12.5 million in 2014. The related tax benefits recognized in income were $2.9 million in 2016, $4.7 million in 2015, and $4.4 million in 2014. The Exchange reimburses us for approximately 44% of the annual compensation cost of these plans, which represents the amount of compensation expense for our employees performing claims and life insurance functions.

At December 31, 2016, there was $7.3 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

Equity compensation plan
Our equity compensation plan ("ECP") is designed to reward key employees, as determined by the ECDC or the chief executive officer, who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of the Company's Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 5,000 shares in a calendar year. Share awards are settled through the repurchase of our Class A common stock on the open market. We do not issue new shares of common stock to satisfy plan awards.

Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical reinvestment experience payable after expiration of the performance period.

Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The plan is to remain in effect until December 31, 2022, unless earlier amended or terminated by our Board of Directors. The total number of restricted stock units granted under the plan was 4,500 in 2016, 5,500 in 2015, and 8,750 in 2014, respectively. The total compensation charged to operations related to these ECP awards was $0.8 million in 2016, $0.4 million in 2015, and $0.3 million in 2014, respectively. The Exchange reimburses us for approximately 30% of the annual compensation cost of these plans, which represents the amount compensation expense for our employees performing claims functions. Unrecognized compensation expense of $0.7 million is expected to be recognized over a period of three years.

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

Effective January 1, 2017, our Board of Directors approved an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in Class A shares of the Company stock until retirement or other separation from service from the Company. Participants are 100% vested at date of deferral. Vested share credits will be paid to participants upon separation from service in approximate equal annual installments for a period of three years.

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

In October 2015 we established a rabbi trust to hold the shares earned by outside directors. The rabbi trust purchased 7,432 shares of our common stock on the open market at an average price of $99.23 for $0.7 million in 2016, and 94,938 shares at an average price of $94.99 for $9.0 million in 2015. These shares were purchased to satisfy the liability of the deferred compensation plan. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust will be used to purchase additional shares. The shares will be distributed to the outside director from the rabbi trust upon ending board service.

The annual charge related to these awards totaled $0.5 million, $1.9 million and $2.2 million in 2016, 2015 and 2014, respectively.

The following summarizes the incentive and deferred compensation plans for the years ended December 31:

(in thousands)
	2016	2015	2014
Awards, employer match, and hypothetical earnings by plan:
Annual incentive plan awards	$6,460	$7,057	$6,222
Long-term incentive plan awards	11,321	14,228	12,523
Deferred compensation plans, employer match, and hypothetical earnings	882	2,042	2,789
Total plan awards and earnings	18,663	23,327	21,534
Total plan awards paid	(20,418)	(14,317)	(14,839)
Compensation deferred under the plans	1,496	996	527
Distributions from the deferred compensation plans	(435)	(1,688)	(1,072)
Forfeitures (1)	(3,117)	(821)	—
Funding of rabbi trust for outside directors	(738)	(9,018)	—
Gross incentive plan and deferred compensation liabilities at end of period	$32,908	$37,457	$38,978

(1)    Forfeitures are the result of plan participants who separated from service with the Company in 2016 and 2015.

Note 10.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2016	2015	2014
Current income tax expense	$109,727	$106,155	$87,064
Deferred income tax benefit	(2)	(14,584)	(3,305)
Income tax expense	$109,725	$91,571	$83,759

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2016	2015	2014
Income tax at statutory rate	$112,032	$93,187	$87,943
Tax-exempt interest	(2,270)	(2,285)	(2,589)
Other, net	(37)	669	(1,595)
Income tax expense	$109,725	$91,571	$83,759

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)
	2016	2015
Deferred tax assets:
Other employee benefits	$19,106	$19,945
Pension and other postretirement benefits	65,241	48,897
Allowance for management fee returned on cancelled policies	4,795	4,375
Other	81	546
Total deferred tax assets	89,223	73,763
Deferred tax liabilities:
Depreciation	18,493	17,843
Prepaid expenses	8,120	6,929
Limited partnerships	5,597	5,822
Unrealized gains on investments	1,657	1,360
Other	1,467	1,123
Total deferred tax liabilities	35,334	33,077
Net deferred tax asset	$53,889	$40,686

We had no valuation allowance recorded at December 31, 2016 or December 31, 2015. The IRS has examined our tax filings through tax year ended 2012.

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

Note 11.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2016, 2015 or 2014.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2016 or 2015. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2016, based upon trade date.

In 2016, we purchased 15,093 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million. Of this amount, we purchased 7,661 shares of our outstanding Class A nonvoting common stock at a total cost of $0.8 million or $98.20 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2016. The remaining 7,432 shares of our outstanding Class A nonvoting common stock were purchased at a total cost of $0.7 million, or $99.23 per share, to fund the rabbi trust for the outside director deferred compensation plan.

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

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2016			2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of year	$3,888	$1,361	$2,527	$10,473	$3,666	$6,807	$9,206	$3,222	$5,984
OCI (loss) before reclassifications	(385)	(135)	(250)	(7,651)	(2,678)	(4,973)	1,808	633	1,175
Realized investment losses (gains)	35	12	23	(492)	(172)	(320)	(646)	(226)	(420)
Impairment losses	416	146	270	1,558	545	1,013	105	37	68
OCI (loss)	66	23	43	(6,585)	(2,305)	(4,280)	1,267	444	823
AOCI, end of year	$3,954	$1,384	$2,570	$3,888	$1,361	$2,527	$10,473	$3,666	$6,807

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(152,910)	$(53,519)	$(99,391)	$(191,552)	$(67,044)	$(124,508)	$(100,128)	$(35,045)	$(65,083)
OCI (loss) before reclassifications	(46,244)	(16,185)	(30,059)	24,094	$8,433	15,661	(98,223)	(34,378)	(63,845)
Amortization of prior service costs (1)	695	243	452	668	234	434	709	248	461
Amortization of net actuarial loss (1)	7,764	2,717	5,047	13,880	4,858	9,022	6,090	2,131	3,959
OCI (loss)	(37,785)	(13,225)	(24,560)	38,642	13,525	25,117	(91,424)	(31,999)	(59,425)
AOCI (loss), end of year	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)	$(191,552)	$(67,044)	$(124,508)

Total
AOCI (loss), beginning of year	$(149,022)	$(52,158)	$(96,864)	$(181,079)	$(63,378)	$(117,701)	$(90,922)	$(31,823)	$(59,099)
Investment securities	66	23	43	(6,585)	(2,305)	(4,280)	1,267	444	823
Pension and other postretirement plans	(37,785)	(13,225)	(24,560)	38,642	13,525	25,117	(91,424)	(31,999)	(59,425)
OCI (loss)	(37,719)	(13,202)	(24,517)	32,057	11,220	20,837	(90,157)	(31,555)	(58,602)
AOCI (loss), end of year	$(186,741)	$(65,360)	$(121,381)	$(149,022)	$(52,158)	$(96,864)	$(181,079)	$(63,378)	$(117,701)

(1)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 8, "Postretirement Benefits", for additional information.

Note 13.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under subscriber’s agreements with policyholders at the Exchange. The fee is a percentage of direct and assumed premiums written by the Exchange. This percentage rate is adjusted periodically by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2016, 2015 and 2014. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2017.

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

Expense allocations
All claims handling services for the Exchange are performed by our employees who are entirely dedicated to claims related activities. All costs associated with these employees, including postretirement benefits, are reimbursed to us from the Exchange’s revenues in accordance with the subscriber’s agreement. We are reimbursed by EFL from its revenues for all costs, including postretirement benefits, associated with employees who perform life insurance related operating activities for EFL in accordance with its service agreement with us. See also Note 8, "Postretirement Benefits" for a discussion of intercompany expense allocations under the postretirement benefit plans. Investment management services are also provided by Indemnity to the Exchange and EFL in accordance with the subscriber’s and services agreements, respectively. These services include Indemnity engaging third party investment management services for several assets classes on behalf of the Exchange. In addition, common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its wholly owed subsidiaries are reimbursed by the proper entity based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable.

All reimbursements are made on an actual cost basis and do not include a profit component. We record these reimbursements as receivables from the Exchange and EFL with a corresponding reduction to our expenses. Reimbursements are settled on a monthly basis. The amounts incurred on behalf of the Exchange and EFL were as follows for the years ended December 31:

(in thousands)	2016	2015
Erie Insurance Exchange
Operating expenses	$429,985	$406,246
Investment expenses	27,240	24,620
	457,225	430,866
Erie Family Life Insurance
Operating expenses	$36,818	$33,988
Investment expenses	2,070	1,773
	38,888	35,761
Total cash settlements	$496,113	$466,627

Office leases
We lease certain office space from the Exchange including the home office and three field office facilities. Rents are determined considering returns on invested capital and building operating and overhead costs. Rent expenses under these leases, which include all operating expenses, totaled $14.3 million, $12.2 million and $15.7 million in 2016, 2015 and 2014, respectively. Reimbursements from the Exchange and EFL related to the use of this space totaled $4.9 million, $3.6 million and $5.6 million in 2016, 2015 and 2014, respectively. We also have a lease commitment with EFL for a branch office until 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in 2016, 2015 and 2014.

Notes receivable from EFL
We are due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance

Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid annual interest to us of $1.7 million in 2016, 2015 and 2014.

Note 14. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $378.5 million and $348.1 million at December 31, 2016 and 2015, respectively.

Note 15.  Commitments and Contingencies

We have contractual commitments to invest up to $16.9 million related to our limited partnership investments at December 31, 2016.  These commitments are split between private equity securities of $6.8 million, mezzanine debt securities of $8.2 million, and real estate activities of $1.9 million.  These commitments will be funded as required by the limited partnership agreements. In addition, we have commitments related to the remaining draws of the senior secured draw term loan credit facility. See Note 7, "Borrowing Arrangements".

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

Note 16.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net income	$210,366	$174,678	$167,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,154	16,461	15,656
Deferred income tax benefit	(2)	(14,584)	(3,305)
Realized (gains) losses and impairments on investments	(256)	1,066	(952)
Equity in earnings of limited partnerships	(7,025)	(16,983)	(10,929)
Net amortization of bond premium	7,436	8,160	7,225
(Decrease) increase in deferred compensation	(4,561)	(1,526)	6,149
Limited partnership distributions	17,837	14,112	15,327
Increase in receivables from affiliates	(30,485)	(12,835)	(34,778)
(Increase) decrease in accrued investment income	(846)	47	(915)
Decrease (increase) in federal income taxes recoverable	6,687	(499)	(8,421)
Decrease in prepaid pension	10,524	20,307	557
(Increase) decrease in prepaid expenses and other assets	(4,674)	1,193	(1,747)
Increase in accounts payable and accrued expenses	11,144	3,633	1,753
Increase in commissions payable	15,017	5,624	20,596
Increase in accrued agent bonuses	8,020	18,524	12,292
Net cash provided by operating activities	$254,336	$217,378	$186,013

Note 17.  Quarterly Results of Operations (unaudited)

	Year ended December 31, 2016
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$374,728	$423,884	$418,406	$379,613	$1,596,631
Operating expenses	307,063	338,125	336,151	322,928	1,304,267
Investment income, net of interest expense	2,559	7,404	4,326	13,438	27,727
Income before income taxes	70,224	93,163	86,581	70,123	$320,091
Net income	$45,895	$61,309	$57,376	$45,786	$210,366

Earnings per share (1)
Net income per share
Class A common stock – basic	$0.99	$1.32	$1.23	$0.98	$4.52
Class A common stock – diluted	$0.87	$1.17	$1.09	$0.87	$4.01
Class B common stock – basic	$148	$197	$185	$147	$678
Class B common stock – diluted	$148	$197	$185	$147	$677

(1)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

	Year ended December 31, 2015
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$350,831	$401,660	$396,637	$356,380	$1,505,508
Operating expenses	298,401	331,677	328,348	314,541	1,272,967
Investment income	6,539	15,705	7,220	4,244	33,708
Income before income taxes	58,969	85,688	75,509	46,083	$266,249
Net income	$38,833	$56,150	$49,562	$30,133	$174,678

Earnings per share (1)
Net income per share
Class A common stock – basic	$0.83	$1.21	$1.06	$0.65	$3.75
Class A common stock – diluted	$0.74	$1.07	$0.94	$0.57	$3.33
Class B common stock – basic	$125	$181	$160	$97	$563
Class B common stock – diluted	$125	$180	$159	$97	$562

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2016.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Timothy G. NeCastro	Gregory J. Gutting	Julie M. Pelkowski
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 23, 2017	February 23, 2017	February 23, 2017

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2016 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial position of Erie Indemnity Company as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Erie Indemnity Company and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 23, 2017

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section
16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Schedule
14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  We have previously filed a copy of the Code of Conduct as Exhibit 14.3 to the Registrant's Form 10-K as filed with the Securities and Exchange Commission on February 25, 2016. In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of the Code of Ethics for Senior Financial Officers as Exhibit 14.4 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 1, 2016. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2016	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	56
President and Chief Executive Officer since January 2017; Chief Executive Officer, August 2016 through December 2016; President and Chief Executive Officer Designate, June 2016 through July 2016; Senior Vice President, West Region, February 2010 through June 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").

Executive Vice Presidents:
Lorianne Feltz	47	Executive Vice President, Claims & Customer Service since November 2016; Senior Vice President, Customer Service, January 2011 through November 2016.

Gregory J. Gutting	53
Executive Vice President and Chief Financial Officer since August 2016; Interim Executive Vice President and Chief Financial Officer, October 2015 through July 2016; Senior Vice President and Controller, March 2009 through September 2015; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	58
Executive Vice President and Chief Information Officer since August 2012; Senior Vice President and Chief Information Officer (for Commercial Lines, Hartford Investment Management Company and Enterprise Risk Management), The Hartford Financial Services Group, February 2011 through August 2012; Senior Vice President and Chief Information Officer, Commercial and Consumer Markets, The Hartford Financial Services Group, August 2009 through February 2011; Director, EFL, EIC, Flagship, ENY and EPC.

Sean J. McLaughlin	61
Executive Vice President and General Counsel since January 2016; Executive Vice President, Secretary and General Counsel, August 2013 through December 2015; Chief Judge, United States District Court for the Western District of Pennsylvania, April 2013 through August 2013; United States District Judge for the Western District of Pennsylvania, October 1994 through April 2013; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	42	Executive Vice President, Sales & Products since November 2016; Senior Vice President, Personal Lines, November 2008 through October 2016.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Item 8 "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Statements of Operations for the three years ended December 31, 2016, 2015 and 2014

•	Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014

•	Statements of Financial Position as of December 31, 2016 and 2015

•	Statements of Shareholders’ Equity for the three years ended December 31, 2016, 2015 and 2014

•	Statements of Cash Flows for the three years ended December 31, 2016, 2015 and 2014

•	Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

3.

Page
Exhibit Index	81

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2017	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 23, 2017	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President and CFO
(Principal Financial Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Senior Vice President and Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.	/s/ George R. Lucore
J. Ralph Borneman, Jr.	George R. Lucore

/s/ LuAnn Datesh	/s/ Thomas W. Palmer
LuAnn Datesh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Martin P. Sheffield
Jonathan Hirt Hagen	Martin P. Sheffield

/s/ Thomas B. Hagen	/s/ Richard L. Stover
Thomas B. Hagen, Chairman	Richard L. Stover

/s/ C. Scott Hartz	/s/ Elizabeth Hirt Vorsheck
C. Scott Hartz	Elizabeth Hirt Vorsheck

/s/ Claude C. Lilly, III	/s/ Robert C. Wilburn
Claude C. Lilly, III	Robert C. Wilburn

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit

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

Exhibit
Number	Description of Exhibit

10.158
Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated October 20, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.159
Erie Indemnity Company Deferred Stock Plan for Outside Directors (As of July 29, 2015), dated October 20, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.160
First Amendment to Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 28, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2015.

10.162
Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 18, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.163
Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated December 18, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.164
Agreement between Erie Indemnity Company and Marcia A. Dall, dated December 20, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on December 22, 2015.

10.165
Agreement between Erie Indemnity Company and Richard F. Burt, Jr. dated February 16, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on February 19, 2016.

10.166
First Amendment to Erie Indemnity Company Deferred Stock Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated March 31, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on April 28, 2016.

10.167
Agreement between Erie Indemnity Company and John F. Kearns dated July 21, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on July 27, 2016.

10.168
Retirement Agreement between Erie Indemnity Company and Terrence W. Cavanaugh dated July 28, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on July 28, 2016.

10.169
First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.170
Second Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.171
First Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated September 12, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.172
First Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated August 1, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.173
Second Amendment to Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated August 1, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.174
Credit Agreement by and among Erie Indemnity Company and PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

Exhibit
Number	Description of Exhibit

10.175
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.176
Second Amendment to Amended and Restated Credit Agreement by and among Erie Indemnity Company, the lenders named therein and JPMorgan Chase Bank, National Association, as administrative agent dated November 7, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.177*	Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated December 7, 2016.

10.178*	Third Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 22, 2016.

14.3	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.4	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.