Form 10-Q
period 2017-03-31
ERIE INDEMNITY CO
filed 2017-05-01
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]            Accelerated filer [  ]        Non-accelerated filer [  ]
                                    (Do not check if a smaller reporting company)
Smaller reporting company [  ]        Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at April 14, 2017.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 14, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
Operating revenue
Management fee revenue, net	$392,058	$367,458
Service agreement revenue	7,258	7,270
Total operating revenue	399,316	374,728

Operating expenses
Commissions	220,478	208,714
Salaries and employee benefits	59,740	53,289
All other operating expenses	52,564	45,060
Total operating expenses	332,782	307,063
Net revenue from operations	66,534	67,665

Investment income
Net investment income	5,978	4,662
Net realized investment gains (losses)	516	(1,088)
Net impairment losses recognized in earnings	(121)	(345)
Equity in earnings (losses) of limited partnerships	213	(670)
Total investment income	6,586	2,559
Interest expense, net	166	—
Income before income taxes	72,954	70,224
Income tax expense	25,078	24,329
Net income	$47,876	$45,895

Earnings Per Share
Net income per share
Class A common stock – basic	$1.03	$0.99
Class A common stock – diluted	$0.91	$0.87
Class B common stock – basic and diluted	$154	$148

Weighted average shares outstanding – Basic
Class A common stock	46,188,522	46,189,068
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,408,560	52,523,927
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.7825	$0.7300
Class B common stock	$117.3750	$109.5000

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2017	2016
Net income	$47,876	$45,895

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	1,521	3,465

Comprehensive income	$49,397	$49,360

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$110,418	$189,072
Available-for-sale securities	77,412	56,138
Receivables from Erie Insurance Exchange and affiliates	392,319	378,540
Prepaid expenses and other current assets	39,065	30,169
Federal income taxes recoverable	0	5,260
Accrued investment income	6,504	6,337
Total current assets	625,718	665,516

Available-for-sale securities	642,457	657,153
Limited partnership investments	54,457	58,159
Fixed assets, net	68,685	69,142
Deferred income taxes, net	52,495	53,889
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	21,224	20,096
Total assets	$1,490,036	$1,548,955

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$219,256	$210,559
Agent bonuses	32,882	114,772
Accounts payable and accrued liabilities	81,551	88,153
Dividends payable	36,441	36,441
Deferred executive compensation	14,613	19,675
Federal income taxes payable	19,478	0
Total current liabilities	404,221	469,600

Defined benefit pension plans	211,415	221,827
Employee benefit obligations	605	756
Deferred executive compensation	16,212	13,233
Long-term borrowings	24,753	24,766
Other long-term liabilities	2,972	1,863
Total liabilities	660,178	732,045

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,292	16,300
Accumulated other comprehensive loss	(119,860)	(121,381)
Retained earnings	2,077,346	2,065,911
Total contributed capital and retained earnings	1,975,948	1,963,000
Treasury stock, at cost; 22,110,132 shares held	(1,156,162)	(1,155,846)
Deferred compensation	10,072	9,756
Total shareholders’ equity	829,858	816,910
Total liabilities and shareholders’ equity	$1,490,036	$1,548,955

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities
Management fee received	$389,346	$363,848
Service agreement fee received	7,258	7,270
Net investment income received	7,553	6,182
Limited partnership distributions	643	1,127
Decrease in reimbursements collected from affiliates	(11,066)	(785)
Commissions paid to agents	(182,652)	(172,625)
Agents bonuses paid	(111,275)	(103,933)
Salaries and wages paid	(47,442)	(45,732)
Pension contribution and employee benefits paid	(26,557)	(24,636)
General operating expenses paid	(61,000)	(52,220)
Income taxes recovered (paid)	234	(258)
Interest paid	(164)	—
Net cash used in operating activities	(35,122)	(21,762)

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(65,521)	(67,557)
Limited partnerships	(111)	(103)
Proceeds from investments:
Available-for-sale securities sales	16,633	12,871
Available-for-sale securities maturities/calls	43,460	33,636
Limited partnerships	3,396	1,792
Net purchase of fixed assets	(3,551)	(3,496)
Net (distributions) collections on agent loans	(1,387)	1,008
Net cash used in investing activities	(7,081)	(21,849)

Cash flows from financing activities
Dividends paid to shareholders	(36,441)	(33,996)
Net costs from long-term borrowings	(10)	—
Net cash used in financing activities	(36,451)	(33,996)

Net decrease in cash and cash equivalents	(78,654)	(77,607)
Cash and cash equivalents, beginning of period	189,072	182,889
Cash and cash equivalents, end of period	$110,418	$105,282

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 23, 2017.

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

Recently adopted accounting standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-03, "Accounting Changes and Error Corrections and Investments-Equity Method and Joint Ventures". ASU 2017-03 requires registrants to determine the appropriate financial statement disclosure about the potential material effects of recently issued ASUs on the financial statements when adopted. If the impact cannot be reasonably estimated, a statement to that effect should be made and consideration given to additional qualitative disclosures to assist the reader in assessing the significance of the impact to the financial statements. Qualitative disclosures should include a description of the effect of the accounting policies that are expected to apply and a comparison to current accounting policies, as well as the status of implementation and significant implementation matters yet to be addressed. This ASU also requires consistent application of the proportional amortization method to all investments in qualified affordable housing projects, if that accounting treatment is elected. This guidance was effective upon issuance. We have conformed our disclosures of recently issued but not yet adopted ASUs to be in accordance with this guidance. There is no impact on our financial statements related to the investments in qualified affordable housing projects, as these investments are immaterial and we have not elected to apply the proportional amortization method.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows", which provides guidance on how certain cash receipts and cash payments are presented and classified to reduce diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 31, 2017. Early adoption is permitted, including adoption in an interim period. There were no changes to the presentation in our Statements of Cash Flows resulting from this guidance.

Recently issued accounting standards
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations. This amendment also allows only the service cost component to be eligible for capitalization when applicable. The guidance is effective for interim and annual periods beginning after December 15, 2017. We do not expect a material impact on our financial statements as although the presentation of the costs within the Statements of Operations will change, net income will not be affected.

In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs", which shortens the amortization period for certain purchased callable debt securities held at a premium, from maturity date to the earliest call date. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 31, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We are currently evaluating the impact of this guidance on our invested assets. None of our current investments are measured at amortized cost, which are the investments that require the use of a new expected loss model. Our available-for-sale debt securities will continue to be evaluated for credit losses but this will be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. We will begin evaluating the impact of recording reversals of credit losses in current period net income, which is prohibited under current guidance, in the second quarter of 2017. We are continuing to evaluate the impact of this guidance on any other financial instruments and disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the statement of financial position and to disclose key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. Under existing guidance, we recognize lease expense as a component of operating expenses on the Statements of Operations. We are in the process of evaluating our existing lease contracts to determine the impact to our financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall".  ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017.  The fair value of our equity securities at March 31, 2017 is approximately $6 million. Recognizing the change in fair value of our equity securities through net income, instead of accumulated other comprehensive income as required under current guidance, would have resulted in $0.1 million reduction in fair value being recognized in the Statement of Operations for the quarter ended March 31, 2017.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period with early application permitted beginning in the first interim period in 2017. We expect to adopt the ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change. Based on the current guidance, we performed an analysis in accordance with the steps identified in the guidance around the recognition, measurement, and presentation of our two operating revenue streams; management fee revenue and service fee revenue. As a result of this analysis, we concluded that adoption of this guidance will not have a material impact on our revenue recognition patterns or our financial statements. We plan to begin evaluating the new disclosure requirements in the second quarter of 2017.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)	Three months ended March 31,
	2017			2016
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$47,484	46,188,522	$1.03	$45,520	46,189,068	$0.99
Dilutive effect of stock-based awards	0	119,238	—	0	234,059	—
Assumed conversion of Class B shares	392	6,100,800	—	375	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$47,876	52,408,560	$0.91	$45,895	52,523,927	$0.87
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$392	2,542	$154	$375	2,542	$148

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At March 31, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,038	$0	$5,038	$0
Government sponsored entities	2,004	0	2,004	0
States & political subdivisions	255,128	0	255,128	0
Corporate debt securities	326,169	0	316,366	9,803
Residential mortgage-backed securities	14,799	0	14,799	0
Commercial mortgage-backed securities	37,905	0	37,905	0
Collateralized debt obligations	70,832	0	70,832	0
Other debt securities	2,002	0	2,002	0
Total fixed maturities	713,877	0	704,074	9,803
Common stock	5,992	5,992	0	0
Total available-for-sale securities	719,869	5,992	704,074	9,803
Other investments (1)	4,376	—	—	—
Total	$724,245	$5,992	$704,074	$9,803

	At December 31, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,031	$0	$5,031	$0
Government sponsored entities	2,026	0	2,026	0
States & political subdivisions	253,132	0	253,132	0
Corporate debt securities	322,948	0	313,596	9,352
Residential mortgage-backed securities	16,102	0	16,102	0
Commercial mortgage-backed securities	36,849	0	36,849	0
Collateralized debt obligations	69,253	0	69,253	0
Other debt securities	2,000	0	2,000	0
Total fixed maturities	707,341	0	697,989	9,352
Common stock	5,950	5,950	0	0
Total available-for-sale securities	713,291	5,950	697,989	9,352
Other investments (1)	4,412	—	—	—
Total	$717,703	$5,950	$697,989	$9,352

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, no contributions were made and no distributions were received from these investments. During the year ended December 31, 2016, no contributions were made and distributions totaling $0.9 million were received from these investments. There were no unfunded commitments related to the investments as of March 31, 2017, and $0.3 million as of December 31, 2016.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$(50)	$(25)	$1,871	$(1,849)	$504	$9,803
Total fixed maturities	9,352	(50)	(25)	1,871	(1,849)	504	9,803
Total available-for-sale securities	9,352	(50)	(25)	1,871	(1,849)	504	9,803
Total Level 3 assets	$9,352	$(50)	$(25)	$1,871	$(1,849)	$504	$9,803

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the three months ended March 31, 2017 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2017. Level 2 to Level 3 transfers totaled $2.2 million for nine fixed maturity holdings due to the use of unobservable market data to determine the fair value at March 31, 2017. Level 3 to Level 2 transfers totaled $1.7 million for eight fixed maturity holdings due to the use of observable market data to determine the fair value at March 31, 2017.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2016
Available-for-sale securities:
Corporate debt securities	$69	$15	$27	$3,539	$(55)	$1,226	$4,821
Collateralized debt obligations	8,577	4	(12)	3,522	(54)	0	12,037
Total fixed maturities	8,646	19	15	7,061	(109)	1,226	16,858
Total available-for-sale securities	8,646	19	15	7,061	(109)	1,226	16,858
Total Level 3 assets	$8,646	$19	$15	$7,061	$(109)	$1,226	$16,858

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the three months ended March 31, 2016 on Level 3 securities.

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016. Level 2 to Level 3 transfers totaled $1.3 million for nine fixed maturity holdings due to the use of unobservable market data to determine fair value at March 31, 2016. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at March 31, 2016.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $9.8 million at March 31, 2017. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At March 31, 2017
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$712,319	$0	$702,516	$9,803
Priced via market comparables/broker quotes	1,558	0	1,558	0
Total fixed maturities	713,877	0	704,074	9,803
Common stock:
Priced via pricing services	5,992	5,992	0	0
Total common stock	5,992	5,992	0	0
Other investments:
Priced via unobservable inputs (1)	4,376	—	—	—
Total other investments	4,376	—	—	—
Total	$724,245	$5,992	$704,074	$9,803

(1)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The fair value of these investments is based on the NAV information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2017.

Note 5.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities:

	At March 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,087	$0	$49	$5,038
Government sponsored entities	2,001	3	0	2,004
States & political subdivisions	249,494	7,357	1,723	255,128
Corporate debt securities	323,975	3,196	1,002	326,169
Residential mortgage-backed securities	14,918	58	177	14,799
Commercial mortgage-backed securities	38,718	68	881	37,905
Collateralized debt obligations	70,461	453	82	70,832
Other debt securities	2,000	2	0	2,002
Total fixed maturities	706,654	11,137	3,914	713,877
Common stock	6,152	0	160	5,992
Total available-for-sale securities	$712,806	$11,137	$4,074	$719,869

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,093	$0	$62	$5,031
Government sponsored entities	2,004	22	0	2,026
States & political subdivisions	249,312	6,113	2,293	253,132
Corporate debt securities	321,041	3,293	1,386	322,948
Residential mortgage-backed securities	16,232	61	191	16,102
Commercial mortgage-backed securities	37,723	59	933	36,849
Collateralized debt obligations	68,998	351	96	69,253
Other debt securities	2,000	0	0	2,000
Total fixed maturities	702,403	9,899	4,961	707,341
Common stock	6,152	0	202	5,950
Total available-for-sale securities	$708,555	$9,899	$5,163	$713,291

The amortized cost and estimated fair value of fixed maturities at March 31, 2017 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2017
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$76,219	$76,354
Due after one year through five years	305,334	308,833
Due after five years through ten years	216,377	220,453
Due after ten years	108,724	108,237
Total fixed maturities	$706,654	$713,877

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At March 31, 2017
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$5,038	$49	$0	$0	$5,038	$49	1
States & political subdivisions	52,740	1,723	0	0	52,740	1,723	22
Corporate debt securities	114,334	780	9,337	222	123,671	1,002	159
Residential mortgage-backed securities	6,555	57	4,621	120	11,176	177	11
Commercial mortgage-backed securities	28,986	496	2,692	385	31,678	881	28
Collateralized debt obligations	21,331	71	1,105	11	22,436	82	10
Total fixed maturities	228,984	3,176	17,755	738	246,739	3,914	231
Common stock	5,992	160	0	0	5,992	160	1
Total available-for-sale securities	$234,976	$3,336	$17,755	$738	$252,731	$4,074	232
Quality breakdown of fixed maturities:
Investment grade	$219,190	$2,993	$14,437	$539	$233,627	$3,532	180
Non-investment grade	9,794	183	3,318	199	13,112	382	51
Total fixed maturities	$228,984	$3,176	$17,755	$738	$246,739	$3,914	231

	At December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$5,031	$62	$0	$0	$5,031	$62	1
States & political subdivisions	84,611	2,293	0	0	84,611	2,293	40
Corporate debt securities	112,453	987	8,692	399	121,145	1,386	155
Residential mortgage-backed securities	7,451	60	4,974	131	12,425	191	13
Commercial mortgage-backed securities	26,509	437	4,319	496	30,828	933	28
Collateralized debt obligations	27,470	75	4,208	21	31,678	96	15
Total fixed maturities	263,525	3,914	22,193	1,047	285,718	4,961	252
Common stock	5,950	202	0	0	5,950	202	1
Total available-for-sale securities	$269,475	$4,116	$22,193	$1,047	$291,668	$5,163	253
Quality breakdown of fixed maturities:
Investment grade	$239,041	$3,605	$16,061	$399	$255,102	$4,004	136
Non-investment grade	24,484	309	6,132	648	30,616	957	116
Total fixed maturities	$263,525	$3,914	$22,193	$1,047	$285,718	$4,961	252

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended March 31,
	2017	2016
Fixed maturities	$5,904	$4,526
Equity securities	32	35
Cash equivalents and other	521	324
Total investment income	6,457	4,885
Less: investment expenses	479	223
Net investment income	$5,978	$4,662

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$580	$134
Gross realized losses	(158)	(1,583)
Net realized gains (losses)	422	(1,449)
Equity securities:
Gross realized losses	0	(34)
Net realized losses	0	(34)
Trading securities:
Common stock:
Increases in fair value(1)	0	395
Net realized gains	0	395
Miscellaneous:
Gross realized gains	94	0
Gross realized losses	0	0
Net realized gains	94	0
Net realized investment gains (losses)	$516	$(1,088)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Fixed maturities	$(121)	$(345)
Total other-than-temporary impairments	(121)	(345)
Portion recognized in other comprehensive income	0	0
Net impairment losses recognized in earnings	$(121)	$(345)

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

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through March 31, 2017 are comprised of partnership financial results for the fourth quarter of 2016.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2017. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings (losses) of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended March 31,
	2017	2016

Equity in earnings (losses) of limited partnerships accounted for under the equity method	$250	$(716)
Change in fair value of limited partnerships accounted for under the fair value option	(37)	46
Equity in earnings (losses) of limited partnerships	$213	$(670)

The following table summarizes limited partnership investments by sector:

(in thousands)	At March 31, 2017	At December 31, 2016
Private equity	$35,510	$35,228
Mezzanine debt	5,365	6,010
Real estate	9,206	12,509
Real estate - fair value option	4,376	4,412
Total limited partnership investments	$54,457	$58,159

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Borrowing Arrangements

Bank line of credit
As of March 31, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2017.  Bonds with a fair value of $110.6 million were pledged as collateral on the line at March 31, 2017. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of March 31, 2017. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all bank covenants at March 31, 2017.

Term loan credit facility
On November 7, 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million will be drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018 ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. As of March 31, 2017, we have drawn $25 million against the facility. Bonds with a fair value of $108.7 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of March 31, 2017. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2017.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at March 31, 2017 was $23.4 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of March 31, 2017.

The scheduled maturity of the $100 million Credit Facility begins on January 1, 2019 with annual principal payments of $1.9 million in 2019, $2.0 million in 2020, $2.0 million in 2021, $2.1 million in 2022 and $92.0 million thereafter.

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

A $19.0 million contribution was made to the defined benefit pension plan in the first quarter of 2017.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $20.5 million at March 31, 2017 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Service cost for benefits earned	$7,777	$7,050
Interest cost on benefits obligation	8,569	8,281
Expected return on plan assets	(10,317)	(9,880)
Prior service cost amortization	218	174
Net actuarial loss amortization	2,325	2,028
Pension plan cost (1)	$8,572	$7,653

(1)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and EFL.

Note 8.  Income Taxes

The effective tax rates differ from the statutory federal tax rate of 35% primarily due to permanent differences for tax exempt interest income.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2017 and the year ended December 31, 2016. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2017 and the year ended December 31, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2017.

During the three months ended March 31, 2017, we purchased 6,447 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.7 million. Of this amount, we purchased 3,785 shares of our outstanding Class A nonvoting common stock at a total cost of $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. These shares were delivered to plan participants in January 2017. The remaining 2,662 shares of our outstanding Class A nonvoting common stock were purchased at a total cost of $0.3 million, or $118.69 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in March 2017.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of year	$3,954	$1,384	$2,570	$3,888	$1,361	$2,527
OCI before reclassifications	2,640	924	1,716	3,503	1,226	2,277
Realized investment (gains) losses	(422)	(148)	(274)	1,483	519	964
Impairment losses	121	42	79	345	121	224
OCI	2,339	818	1,521	5,331	1,866	3,465
AOCI, end of year	$6,293	$2,202	$4,091	$9,219	$3,227	$5,992

Pension and other postretirement plans: (1)
AOCI (loss), beginning of year	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
OCI before reclassifications	0	0	0	0	0	0
Amortization of prior service costs	0	0	0	0	0	0
Amortization of net actuarial loss	0	0	0	0	0	0
OCI	0	0	0	0	0	0
AOCI (loss), end of year	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)

Total
AOCI (loss), beginning of year	$(186,741)	$(65,360)	$(121,381)	$(149,022)	$(52,158)	$(96,864)
Investment securities	2,339	818	1,521	5,331	1,866	3,465
Pension and other postretirement plans	0	0	0	0	0	0
OCI	2,339	818	1,521	5,331	1,866	3,465
AOCI (loss), end of year	$(184,402)	$(64,542)	$(119,860)	$(143,691)	$(50,292)	$(93,399)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 11. Related Party

Office lease
We lease certain office space from the Exchange including the home office and three field office facilities.  On April 28, 2017, after securing approval from the Pennsylvania Insurance Department, a new home office lease was executed between the Exchange and Indemnity, which is retroactive to January 1, 2017, when the prior lease expired.  Under the new lease, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements will be the responsibility of the tenant (Indemnity).  This lease agreement expires December 31, 2021.  Under the previous lease, rents were determined considering returns on invested capital and included building operating and overhead costs.  Rent costs and related operating expenses of shared facilities are allocated between Indemnity, Exchange and EFL based upon usage or square footage occupied. Total rent and operating expenses are estimated at $17.4 million for 2017 and totaled $14.3 million in 2016.  In 2016, reimbursements from the Exchange and EFL related to the use of this space totaled $4.9 million.

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $392.3 million and $378.5 million at March 31, 2017 and December 31, 2016, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $16.2 million related to our limited partnership investments at March 31, 2017.  These commitments are split among private equity securities of $6.7 million, mezzanine debt securities of $7.9 million, and real estate activities of $1.6 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 14.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 11, "Related Party" regarding the home office lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2016, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2017	2016	% Change
	(Unaudited)
Total operating revenue	$399,316	$374,728	6.6%
Total operating expenses	332,782	307,063	8.4
Net revenue from operations	66,534	67,665	(1.7)
Total investment income	6,586	2,559	NM
Interest expense, net	166	—	NM
Income before income taxes	72,954	70,224	3.9
Income tax expense	25,078	24,329	3.1
Net income	$47,876	$45,895	4.3%
Net income per share - diluted	$0.91	$0.87	4.5%

NM = not meaningful

Total operating revenue increased 6.6% in the first quarter of 2017 compared to the first quarter of 2016 driven by the increase in management fee revenue. The two components of management fee revenue are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2017 and 2016. The direct and assumed premiums written by the Exchange increased 6.7% to $1.6 billion in the first quarter of 2017 compared to the first quarter of 2016.

Total operating expenses increased 8.4% in the first quarter of 2017 compared to the first quarter of 2016. The increase in operating expenses was driven by higher commissions, information technology-related professional fees, incentive compensation and underwriting costs.

Gross margin from operations was 16.7% in the first quarter of 2017 and 18.1% in the first quarter of 2016.

Total investment income increased $4.0 million in the first quarter of 2017 compared to the first quarter of 2016 driven by higher net investment income, coupled with realized investment gains and equity in earnings of limited partnerships.

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2017	2016	% Change
	(Unaudited)
Management fee revenue, net	$392,058	$367,458	6.7%
Service agreement revenue	7,258	7,270	(0.2)
Total operating revenue	399,316	374,728	6.6
Total operating expenses	332,782	307,063	8.4
Net revenue from operations	$66,534	$67,665	(1.7)%
Gross margin	16.7%	18.1%	(1.4)	pts.

Management fee revenue
Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2017 and 2016.  Changes in the management fee rate can affect our revenue and net income significantly. Management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  The following table presents the calculation of management fee revenue:

	Three months ended March 31,
(dollars in thousands)	2017	2016	% Change
	(Unaudited)
Direct and assumed premiums written by the Exchange	$1,573,031	$1,474,632	6.7%
Management fee rate	25%	25%
Management fee revenue, gross	393,258	368,658	6.7
Change in allowance for management fee returned on cancelled policies(1)	(1,200)	(1,200)	NM
Management fee revenue, net of allowance	$392,058	$367,458	6.7%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 6.7% to $1.6 billion in the first quarter of 2017 compared to the first quarter of 2016, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.2% in the first quarter of 2017 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.6% in the first quarter of 2016.  The year-over-year average premium per policy for all lines of business increased 2.8% at March 31, 2017, compared to 3.4% at March 31, 2016.

Premiums generated from new business increased 12.2% to $202 million in the first quarter of 2017, compared to an increase of 6.8% to $180 million in the first quarter of 2016.  Underlying the trend in new business premiums was a 7.4% increase in new business policies written in the first quarter of 2017, compared to a 4.8% increase in the first quarter of 2016, while the year-over-year average premium per policy on new business increased 3.6% at March 31, 2017, compared to 1.2% at March 31, 2016. Premiums generated from renewal business increased 5.9% to $1.4 billion in the first quarter of 2017, compared to an increase of 7.1% to $1.3 billion in the first quarter of 2016.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.6% at March 31, 2017, compared to 3.7% at March 31, 2016, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 7.7% to $1.1 billion in the first quarter of 2017, from $1.0 billion in the first quarter of 2016, driven by an increase of 3.3% in total personal lines policies in force and an increase of 3.3% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 4.4% to $502 million in the first quarter of 2017, from $481 million in the first quarter of 2016, driven by a 2.5% increase in total commercial lines policies in force and a 2.1% increase in the total commercial lines year-over-year average premium per policy.

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

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.3 million in both the first quarter of 2017 and 2016.  While policies in force continue to grow, service agreement revenue remained comparable. This reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of operations

	Three months ended March 31,
(in thousands)	2017	2016	% Change
	(Unaudited)
Commissions:
Total commissions	$220,478	$208,714	5.6%
Non-commission expense:
Underwriting and policy processing	$35,448	$33,488	5.9%
Information technology	34,800	28,384	22.6
Sales and advertising	13,597	14,449	(5.9)
Customer service	6,634	7,029	(5.6)
Administrative and other	21,825	14,999	45.5
Total non-commission expense	112,304	98,349	14.2
Total cost of operations	$332,782	$307,063	8.4%

Commissions – Commissions increased $11.8 million in the first quarter of 2017 compared to the same period in 2016. The increase was driven by the 6.7% increase in direct and assumed premiums written by the Exchange.

Non-commission expense – Non-commission expense increased $14.0 million in the first quarter of 2017 compared to the same period in 2016.  Information technology costs increased $6.4 million primarily due to increased professional fees. Underwriting and policy processing costs increased $2.0 million primarily due to the increased cost of underwriting reports. Administrative and other expenses increased $6.8 million driven by increased personnel costs, including higher incentive plan costs, increased pension plan expenses and increased earnings on deferred compensation.  The incentive plan cost increase was driven by the long-term incentive plan due to the increase in the company stock price during the quarter.  Additionally, the employee incentive plan program was expanded to additional employee groups beginning in 2017. All other operating costs decreased $1.2 million.

Gross margin
The gross margin in the first quarter of 2017 was 16.7% compared to 18.1% in the first quarter of 2016.

Total investment income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended March 31,
	2017	2016	% Change
	(Unaudited)
Net investment income	$5,978	$4,662	28.2%
Net realized investment gains (losses)	516	(1,088)	NM
Net impairment losses recognized in earnings	(121)	(345)	64.8
Equity in earnings (losses) of limited partnerships	213	(670)	NM
Total investment income	$6,586	$2,559	NM %

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased $1.3 million in the first quarter of 2017, compared to the first quarter of 2016, primarily due to an increase in the invested balances and yields of fixed maturity securities.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Securities sold:	(Unaudited)
Fixed maturities	$422	$(1,449)
Equity securities	0	(34)
Common stock increases in fair value(1)	0	395
Miscellaneous	94	0
Net realized investment gains (losses)(2)	$516	$(1,088)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

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

Net realized gains of $0.5 million during the first quarter of 2017 were driven by sales of fixed maturity securities, while net realized losses of $1.1 million in the first quarter of 2016 resulted from losses on sales of fixed maturity securities, partially offset by increases in fair value of common stock designated at trading securities.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings were $0.1 million for the first quarter of 2017, compared to $0.3 million in the first quarter of 2016. Impairments in both periods were primarily related to several securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in earnings (losses) of limited partnerships
The components of equity in earnings (losses) of limited partnerships are as follows:

(in thousands)	Three months ended March 31,
	2017	2016
	(Unaudited)
Private equity	$551	$(1,309)
Mezzanine debt	(146)	(217)
Real estate	(192)	856
Total equity in earnings (losses) of limited partnerships	$213	$(670)

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings (losses) of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2017 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2016.

Equity in earnings of limited partnerships increased by $0.9 million in the first quarter of 2017, compared to the first quarter of 2016. The increase in earnings in 2017 was primarily due to higher earnings from private equity investments, partially offset by lower earnings from real estate investments.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". As of December 31, 2016, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2016, only approximately 11% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.7% to $1.6 billion in the first quarter of 2017 from $1.5 billion in the first quarter of 2016. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $7.9 billion at March 31, 2017, $7.7 billion at December 31, 2016, and $7.2 billion at March 31, 2016. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at March 31, 2017 and December 31, 2016, and 89.9% at March 31, 2016.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	March 31, 2017	% to total	December 31, 2016	% to total
	(Unaudited)
Fixed maturities	$713,877	92%	$707,341	90%
Common stock	5,992	1	5,950	1
Limited partnerships:
Private equity	35,510	4	35,228	5
Mezzanine debt	5,365	1	6,010	1
Real estate	13,582	2	16,921	3
Real estate mortgage loans (1)	195	0	213	0
Total investments	$774,521	100%	$771,663	100%
(1)     Real estate mortgage loans are included with Other assets in the Statements of Financial Position.

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $255.1 million, or 36%, of the total fixed maturity portfolio at March 31, 2017.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $4.7 million at March 31, 2017, compared to $3.2 million at December 31, 2016.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At March 31, 2017
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$210	$12,135	$12,345
Communications	0	0	2,006	8,426	20,962	31,394
Consumer	0	0	4,531	29,647	45,413	79,591
Diversified	0	0	0	0	598	598
Energy	0	5,019	5,498	5,587	13,900	30,004
Financial	0	6,992	25,653	60,492	15,869	109,006
Government-municipal	110,591	134,870	8,661	1,006	0	255,128
Government sponsored entities	0	2,004	0	0	0	2,004
Industrial	0	0	1,849	4,020	19,731	25,600
Structured securities(2)	66,449	31,975	13,954	4,928	8,232	125,538
Technology	0	6,970	2,179	4,074	13,227	26,450
U.S. Treasury	5,038	0	0	0	0	5,038
Utilities	0	0	2,000	7,990	1,191	11,181
Total	$182,078	$187,830	$66,331	$126,380	$151,258	$713,877

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common stock
Equity securities classified as available-for-sale include certain exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the Statements of Financial Position as available-for-sale equity securities. These investments are carried at fair value of $6.0 million at March 31, 2017 and $5.9 million at December 31, 2016, with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized loss on these securities, net of deferred taxes, was $0.1 million at March 31, 2017 and December 31, 2016.

Limited partnerships
In the first quarter of 2017, investments in limited partnerships decreased from the investment levels at December 31, 2016.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2017 reflect the partnership activity experienced in the fourth quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, and the purchase and development of information technology.  We expect that our operating cash needs will be met by funds generated from operations.

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could limit our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities.

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2017	2016
	(Unaudited)
Net cash used in operating activities	$(35,122)	$(21,762)
Net cash used in investing activities	(7,081)	(21,849)
Net cash used in financing activities	(36,451)	(33,996)
Net decrease in cash and cash equivalents	$(78,654)	$(77,607)

Net cash used in operating activities was $35.1 million in the first three months of 2017, compared to $21.8 million in the first three months of 2016.  Increased cash used in operating activities for the first three months of 2017 was primarily due to an increase in commissions and bonuses paid to agents and general operating expenses paid, combined with a decrease in reimbursements collected from affiliates compared to the first three months of 2016. Cash paid for agent commissions and bonuses increased $17.4 million to $293.9 million in the first three months of 2017 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Somewhat offsetting this increase in cash used was an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange, compared to the first three months of 2016. We contributed $19.0 million to our pension plan in the first quarter of 2017, compared to $17.4 million in the first quarter of 2016.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs. At March 31, 2017, we recorded a net deferred tax asset of $52.5 million.  There was no deferred tax valuation allowance recorded at March 31, 2017.

Net cash used in investing activities totaled $7.1 million in the first three months of 2017, compared to $21.8 million in the first three months of 2016. The decrease in cash used for the first three months of 2017, compared to the first three months of 2016, was driven by more cash being generated from the sale and maturity of available-for-sale securities. Also impacting our future investing activities are limited partnership commitments, which totaled $16.2 million at March 31, 2017, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $6.7 million, mezzanine debt securities was $7.9 million and real estate activities was $1.6 million.

Net cash used in financing activities totaled $36.5 million in the first three months of 2017, compared to $34.0 million in the first three months of 2016, primarily due to dividends paid to shareholders.  We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2017, compared to 2016.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the cash draws required under the senior secured draw term loan credit facility, which will increase the cash provided by financing activities by $50 million in 2017 and $25 million in 2018, while principal payments will not commence until 2019.

No shares of our Class A nonvoting common stock were repurchased in the first three months of 2017 and 2016 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2017, based upon trade date.

In January 2017, we purchased 3,785 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. These shares were delivered to plan participants in January 2017.

In February 2017, we purchased 2,662 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $118.69 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in March 2017.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $110.4 million at March 31, 2017, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including common stock and investment grade bonds, which totaled approximately $349.4 million at March 31, 2017.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2017. Bonds with a fair value of $110.6 million were pledged as collateral on the line at March 31, 2017. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2017.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the three months ended March 31, 2017 and 2016, we recognized interest income on the note of $0.4 million.

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Leased Property
On April 28, 2017, after securing approval from the Pennsylvania Insurance Department, a new home office lease was executed between the Exchange and Indemnity, which is retroactive to January 1, 2017, when the prior lease expired.  Under the new lease, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements will be the responsibility of the tenant (Indemnity). Under the previous lease, rents were determined considering returns on invested capital and included building operating and overhead costs.  Rent costs and related operating expenses of shared facilities are allocated between Indemnity, Exchange and EFL based upon usage or square footage occupied.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2016 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2017.  See Part I, Item 1. "Financial Statements - Note 4, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2016 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2017.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2017.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 23, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2017.

During the quarter ending March 31, 2017, we purchased 3,785 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. These shares were delivered to plan participants in January 2017. In addition, we purchased 2,662 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $118.69 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in March 2017.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Lease Agreement between Erie Insurance Exchange and Erie Indemnity Company effective January 1, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	May 1, 2017	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO