Form 10-Q
period 2017-06-30
ERIE INDEMNITY CO
filed 2017-07-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at July 14, 2017.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 14, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenue
Management fee revenue, net	$441,319	$416,665	$833,377	$784,123
Service agreement revenue	7,245	7,219	14,503	14,489
Total operating revenue	448,564	423,884	847,880	798,612

Operating expenses
Commissions	251,383	235,794	471,861	444,508
Salaries and employee benefits	60,774	55,025	120,514	108,314
All other operating expenses	53,363	47,306	105,927	92,366
Total operating expenses	365,520	338,125	698,302	645,188
Operating income	83,044	85,759	149,578	153,424

Investment income
Net investment income	6,236	4,891	12,214	9,553
Net realized investment gains (losses)	124	399	640	(689)
Net impairment losses recognized in earnings	(61)	0	(182)	(345)
Equity in earnings of limited partnerships	149	2,114	362	1,444
Total investment income	6,448	7,404	13,034	9,963
Interest expense, net	257	—	423	—
Income before income taxes	89,235	93,163	162,189	163,387
Income tax expense	30,708	31,854	55,786	56,183
Net income	$58,527	$61,309	$106,403	$107,204

Earnings Per Share
Net income per share
Class A common stock – basic	$1.26	$1.32	$2.28	$2.30
Class A common stock – diluted	$1.12	$1.17	$2.03	$2.04
Class B common stock – basic	$189	$197	$343	$345
Class B common stock – diluted	$188	$197	$343	$345

Weighted average shares outstanding – Basic
Class A common stock	46,180,852	46,188,867	46,184,666	46,188,967
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,299,395	52,392,862	52,355,214	52,458,394
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.7825	$0.7300	$1.5650	$1.4600
Class B common stock	$117.375	$109.500	$234.750	$219.000

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$58,527	$61,309	$106,403	$107,204

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	1,092	3,026	2,613	6,491

Comprehensive income	$59,619	$64,335	$109,016	$113,695

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$144,709	$189,072
Available-for-sale securities	72,057	56,138
Receivables from Erie Insurance Exchange and affiliates	411,422	378,540
Prepaid expenses and other current assets	36,023	30,169
Federal income taxes recoverable	0	5,260
Accrued investment income	6,874	6,337
Total current assets	671,085	665,516

Available-for-sale securities	672,625	657,153
Limited partnership investments	53,230	58,159
Fixed assets, net	71,119	69,142
Deferred income taxes, net	51,811	53,889
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	22,355	20,096
Total assets	$1,567,225	$1,548,955

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$232,905	$210,559
Agent bonuses	62,845	114,772
Accounts payable and accrued liabilities	86,844	88,153
Dividends payable	36,441	36,441
Deferred executive compensation	9,898	19,675
Federal income taxes payable	2,088	0
Total current liabilities	431,021	469,600

Defined benefit pension plans	219,972	221,827
Employee benefit obligations	462	756
Deferred executive compensation	11,810	13,233
Long-term borrowings	49,742	24,766
Other long-term liabilities	1,004	1,863
Total liabilities	714,011	732,045

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,470	16,300
Accumulated other comprehensive loss	(118,768)	(121,381)
Retained earnings	2,099,432	2,065,911
Total contributed capital and retained earnings	1,999,304	1,963,000
Treasury stock, at cost; 22,110,132 shares held	(1,155,114)	(1,155,846)
Deferred compensation	9,024	9,756
Total shareholders’ equity	853,214	816,910
Total liabilities and shareholders’ equity	$1,567,225	$1,548,955

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Management fee received	$806,129	$757,193
Service agreement fee received	14,503	14,489
Net investment income received	15,022	12,921
Limited partnership distributions	1,339	5,418
Decrease in reimbursements collected from affiliates	(5,633)	(12,288)
Commissions paid to agents	(386,400)	(363,968)
Agents bonuses paid	(115,056)	(107,170)
Salaries and wages paid	(95,462)	(90,509)
Pension contribution and employee benefits paid	(33,737)	(31,631)
General operating expenses paid	(113,122)	(91,715)
Income taxes paid	(47,767)	(42,258)
Interest paid	(325)	—
Net cash provided by operating activities	39,491	50,482

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(184,803)	(161,835)
Limited partnerships	(325)	(367)
Proceeds from investments:
Available-for-sale securities sales	57,851	42,358
Available-for-sale securities maturities/calls	100,042	69,672
Trading securities	—	3,146
Limited partnerships	4,344	11,246
Net purchase of fixed assets	(9,972)	(7,257)
Net (distributions) collections on agent loans	(3,083)	1,770
Net cash used in investing activities	(35,946)	(41,267)

Cash flows from financing activities
Dividends paid to shareholders	(72,883)	(67,993)
Net proceeds from long-term borrowings	24,975	—
Net cash used in financing activities	(47,908)	(67,993)

Net decrease in cash and cash equivalents	(44,363)	(58,778)
Cash and cash equivalents, beginning of period	189,072	182,889
Cash and cash equivalents, end of period	$144,709	$124,111

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 23, 2017.

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

Recently issued accounting standards
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs to be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations. This amendment also allows only the service cost component to be eligible for capitalization when applicable. The guidance is effective for interim and annual periods beginning after December 15, 2017. While the presentation of the costs within the Statements of Operations will change, we do not expect a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs", which shortens the amortization period for certain purchased callable debt securities held at a premium from maturity date to the earliest call date. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 31, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We are currently evaluating the impact of this guidance on our invested assets. Our current investments are not measured at amortized cost, which are the investments that require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. The other material financial assets subject to this guidance include our receivables from Erie Insurance Exchange and affiliates. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. We do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the statement of financial position and to disclose key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Leases are required to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. Under existing guidance, we recognize lease expense as a component of operating expenses in the Statements of Operations. We are in the process of evaluating our existing lease contracts to determine the impact to our financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall".  ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. As of June 30, 2017 our investments in equity securities have been liquidated which would result in no current impact to our financial statements upon adoption of this guidance. We will continue to monitor our investment portfolio as we may enter into investments in equity securities in subsequent periods; however, at this time we do not expect that recognizing the change in fair value of future equity investments through net income instead of accumulated other comprehensive income would be material.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period with early application permitted beginning in the first interim period in 2017. We expect to adopt the ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change. Based on the current guidance, we performed an analysis in accordance with the steps identified in the guidance around the recognition, measurement, and presentation of our two operating revenue streams; management fee revenue and service fee revenue. As a result of this analysis, we have preliminarily concluded that adoption of this guidance will not have a material impact on our revenue recognition patterns or our financial statements for these revenue streams. We are also reviewing agreements related to the amounts we receive as reimbursement for incurring costs on behalf of the Exchange, such as claims-related expenses, investment and other overhead expenses. While the expenses we incur are reimbursed to us at cost from the Exchange, we are evaluating if there are any performance obligations that would require consideration under this guidance. Additionally, we are currently evaluating the impact of the new disclosure requirements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2017			2016
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$58,048	46,180,852	$1.26	$60,807	46,188,867	$1.32
Dilutive effect of stock-based awards	0	17,743	—	0	103,195	—
Assumed conversion of Class B shares	479	6,100,800	—	502	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$58,527	52,299,395	$1.12	$61,309	52,392,862	$1.17
Class B – Basic EPS:
Income available to Class B stockholders	$479	2,542	$189	$502	2,542	$197
Class B – Diluted EPS:
Income available to Class B stockholders	$479	2,542	$188	$502	2,542	$197

	Six months ended June 30,
	2017			2016
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$105,532	46,184,666	$2.28	$106,327	46,188,967	$2.30
Dilutive effect of stock-based awards	0	69,748	—	0	168,627	—
Assumed conversion of Class B shares	871	6,100,800	—	877	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$106,403	52,355,214	$2.03	$107,204	52,458,394	$2.04
Class B – Basic EPS:
Income available to Class B stockholders	$871	2,542	$343	$877	2,542	$345
Class B – Diluted EPS:
Income available to Class B stockholders	$871	2,542	$343	$877	2,542	$345

Note 4. Fair Value

Our available-for-sale and trading securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale and trading securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although virtually all of our prices are obtained from third party sources, we also perform an internal pricing review on outliers, which include securities with price changes inconsistent with current market conditions. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At June 30, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,051	$0	$5,051	$0
States & political subdivisions	262,697	0	262,697	0
Corporate debt securities	350,180	0	340,885	9,295
Residential mortgage-backed securities	13,553	0	13,553	0
Commercial mortgage-backed securities	34,977	0	34,977	0
Collateralized debt obligations	76,224	0	76,224	0
Other debt securities	2,000	0	2,000	0
Total fixed maturities	744,682	0	735,387	9,295
Total available-for-sale securities	744,682	0	735,387	9,295
Other investments (1)	4,376	—	—	—
Total	$749,058	$0	$735,387	$9,295

	At December 31, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,031	$0	$5,031	$0
Government sponsored entities	2,026	0	2,026	0
States & political subdivisions	253,132	0	253,132	0
Corporate debt securities	322,948	0	313,596	9,352
Residential mortgage-backed securities	16,102	0	16,102	0
Commercial mortgage-backed securities	36,849	0	36,849	0
Collateralized debt obligations	69,253	0	69,253	0
Other debt securities	2,000	0	2,000	0
Total fixed maturities	707,341	0	697,989	9,352
Common stock	5,950	5,950	0	0
Total available-for-sale securities	713,291	5,950	697,989	9,352
Other investments (1)	4,412	—	—	—
Total	$717,703	$5,950	$697,989	$9,352

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, no contributions were made and no distributions were received from these investments. During the year ended December 31, 2016, no contributions were made and distributions totaling $0.9 million were received from these investments. There were no unfunded commitments related to the investments as of June 30, 2017, and $0.3 million as of December 31, 2016.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016, respectively.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at March 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,803	$29	$(23)	$2,110	$(1,283)	$3,626	$(4,967)	$9,295
Total fixed maturities	9,803	29	(23)	2,110	(1,283)	3,626	(4,967)	9,295
Total available-for-sale securities	9,803	29	(23)	2,110	(1,283)	3,626	(4,967)	9,295
Total Level 3 assets	$9,803	$29	$(23)	$2,110	$(1,283)	$3,626	$(4,967)	$9,295

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$(21)	$(48)	$3,981	$(3,132)	$5,811	$(6,648)	$9,295
Total fixed maturities	9,352	(21)	(48)	3,981	(3,132)	5,811	(6,648)	9,295
Total available-for-sale securities	9,352	(21)	(48)	3,981	(3,132)	5,811	(6,648)	9,295
Total Level 3 assets	$9,352	$(21)	$(48)	$3,981	$(3,132)	$5,811	$(6,648)	$9,295

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at March 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2016
Available-for-sale securities:
Corporate debt securities	$4,821	$30	$54	$5,131	$(551)	$1,660	$(2,294)	$8,851
Commercial mortgage-backed securities	0	0	3	1,000	0	0	0	1,003
Collateralized debt obligations	12,037	0	0	1,200	0	0	(12,037)	1,200
Total fixed maturities	16,858	30	57	7,331	(551)	1,660	(14,331)	11,054
Total available-for-sale securities	16,858	30	57	7,331	(551)	1,660	(14,331)	11,054
Total Level 3 assets	$16,858	$30	$57	$7,331	$(551)	$1,660	$(14,331)	$11,054

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2016
Available-for-sale securities:
Corporate debt securities	$69	$45	$81	$8,670	$(606)	$2,956	$(2,364)	$8,851
Commercial mortgage-backed securities	0	0	3	1,000	0	0	0	1,003
Collateralized debt obligations	8,577	4	(12)	4,722	(54)	0	(12,037)	1,200
Total fixed maturities	8,646	49	72	14,392	(660)	2,956	(14,401)	11,054
Total available-for-sale securities	8,646	49	72	14,392	(660)	2,956	(14,401)	11,054
Total Level 3 assets	$8,646	$49	$72	$14,392	$(660)	$2,956	$(14,401)	$11,054

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding broker quotes totaled $9.3 million at June 30, 2017. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At June 30, 2017
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$744,682	$0	$735,387	$9,295
Total fixed maturities	744,682	0	735,387	9,295
Other investments:
Priced via unobservable inputs (1)	4,376	—	—	—
Total other investments	4,376	—	—	—
Total	$749,058	$0	$735,387	$9,295

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

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2017.

Note 5.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities:

	At June 30, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,082	$0	$31	$5,051
States & political subdivisions	255,244	8,211	758	262,697
Corporate debt securities	348,531	2,933	1,284	350,180
Residential mortgage-backed securities	13,641	58	146	13,553
Commercial mortgage-backed securities	35,638	92	753	34,977
Collateralized debt obligations	75,857	405	38	76,224
Other debt securities	2,000	0	0	2,000
Total fixed maturities	735,993	11,699	3,010	744,682
Total available-for-sale securities	$735,993	$11,699	$3,010	$744,682

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,093	$0	$62	$5,031
Government sponsored entities	2,004	22	0	2,026
States & political subdivisions	249,312	6,113	2,293	253,132
Corporate debt securities	321,041	3,293	1,386	322,948
Residential mortgage-backed securities	16,232	61	191	16,102
Commercial mortgage-backed securities	37,723	59	933	36,849
Collateralized debt obligations	68,998	351	96	69,253
Other debt securities	2,000	0	0	2,000
Total fixed maturities	702,403	9,899	4,961	707,341
Common stock	6,152	0	202	5,950
Total available-for-sale securities	$708,555	$9,899	$5,163	$713,291

The amortized cost and estimated fair value of fixed maturities at June 30, 2017 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2017
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$71,180	$71,283
Due after one year through five years	330,763	334,532
Due after five years through ten years	223,344	227,888
Due after ten years	110,706	110,979
Total fixed maturities	$735,993	$744,682

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At June 30, 2017
(in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$5,051	$31	$0	$0	$5,051	$31	1
States & political subdivisions	50,085	721	1,123	37	51,208	758	24
Corporate debt securities	143,284	1,059	6,228	225	149,512	1,284	211
Residential mortgage-backed securities	4,489	56	4,097	90	8,586	146	8
Commercial mortgage-backed securities	19,545	292	7,702	461	27,247	753	26
Collateralized debt obligations	28,755	35	1,020	3	29,775	38	16
Total fixed maturities	251,209	2,194	20,170	816	271,379	3,010	286
Total available-for-sale securities	$251,209	$2,194	$20,170	$816	$271,379	$3,010	286
Quality breakdown of fixed maturities:
Investment grade	$206,737	$1,487	$16,636	$325	$223,373	$1,812	124
Non-investment grade	44,472	707	3,534	491	48,006	1,198	162
Total fixed maturities	$251,209	$2,194	$20,170	$816	$271,379	$3,010	286

	At December 31, 2016
(in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$5,031	$62	$0	$0	$5,031	$62	1
States & political subdivisions	84,611	2,293	0	0	84,611	2,293	40
Corporate debt securities	112,453	987	8,692	399	121,145	1,386	155
Residential mortgage-backed securities	7,451	60	4,974	131	12,425	191	13
Commercial mortgage-backed securities	26,509	437	4,319	496	30,828	933	28
Collateralized debt obligations	27,470	75	4,208	21	31,678	96	15
Total fixed maturities	263,525	3,914	22,193	1,047	285,718	4,961	252
Common stock	5,950	202	0	0	5,950	202	1
Total available-for-sale securities	$269,475	$4,116	$22,193	$1,047	$291,668	$5,163	253
Quality breakdown of fixed maturities:
Investment grade	$239,041	$3,605	$16,061	$399	$255,102	$4,004	136
Non-investment grade	24,484	309	6,132	648	30,616	957	116
Total fixed maturities	$263,525	$3,914	$22,193	$1,047	$285,718	$4,961	252

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities	$6,220	$4,858	$12,124	$9,384
Equity securities	17	47	49	82
Cash equivalents and other	395	321	916	645
Total investment income	6,632	5,226	13,089	10,111
Less: investment expenses	396	335	875	558
Net investment income	$6,236	$4,891	$12,214	$9,553

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$507	$438	$1,087	$572
Gross realized losses	(236)	(209)	(394)	(1,792)
Net realized gains (losses)	271	229	693	(1,220)
Equity securities:
Gross realized losses	(145)	0	(145)	(34)
Net realized losses	(145)	0	(145)	(34)
Trading securities:
Common stock:
Gross realized gains	0	586	0	586
Decreases in fair value(1)	0	(416)	0	(21)
Net realized gains	0	170	0	565
Miscellaneous:
Gross realized gains	0	0	94	0
Gross realized losses	(2)	0	(2)	0
Net realized (losses) gains	(2)	0	92	0
Net realized investment gains (losses)	$124	$399	$640	$(689)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities	$(61)	$0	$(182)	$(345)
Total other-than-temporary impairments	(61)	0	(182)	(345)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings	$(61)	$0	$(182)	$(345)

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

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through June 30, 2017 are comprised of partnership financial results for the fourth quarter of 2016 and the first quarter of 2017.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2017. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Equity in earnings of limited partnerships accounted for under the equity method	$149	$2,058	$399	$1,342
Change in fair value of limited partnerships accounted for under the fair value option	0	56	(37)	102
Equity in earnings of limited partnerships	$149	$2,114	$362	$1,444

The following table summarizes limited partnership investments by sector:

(in thousands)	At June 30, 2017	At December 31, 2016
Private equity	$34,790	$35,228
Mezzanine debt	4,908	6,010
Real estate	9,156	12,509
Real estate - fair value option	4,376	4,412
Total limited partnership investments	$53,230	$58,159

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Borrowing Arrangements

Bank line of credit
As of June 30, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2017.  Bonds with a fair value of $110.2 million were pledged as collateral on the line at June 30, 2017. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of June 30, 2017. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all bank covenants at June 30, 2017.

Term loan credit facility
On November 7, 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million will be drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018 ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. We executed the second $25 million draw on June 1, 2017 per the agreement, for a total draw against the facility of $50 million as of June 30, 2017. Bonds with a fair value of $109.2 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of June 30, 2017. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at June 30, 2017.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at June 30, 2017 was $48.1 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of June 30, 2017.

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

A $19.0 million contribution was made to the defined benefit pension plan in the first quarter of 2017. We expect to make an additional $20 million contribution during the third quarter of 2017.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $20.2 million at June 30, 2017 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost for benefits earned	$7,776	$7,050	$15,553	$14,100
Interest cost on benefits obligation	8,568	8,282	17,137	16,563
Expected return on plan assets	(10,316)	(9,880)	(20,633)	(19,760)
Prior service cost amortization	218	174	436	348
Net actuarial loss amortization	2,325	2,027	4,650	4,055
Pension plan cost (1)	$8,571	$7,653	$17,143	$15,306

(1)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and EFL.

Note 8.  Income Taxes

The effective tax rates differ from the statutory federal tax rate of 35% primarily due to permanent differences for tax exempt interest income.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2017 and the year ended December 31, 2016. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2017 and the year ended December 31, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2017.

During the six months ended June 30, 2017, we purchased 55,935 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $6.7 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 5,266 shares for $0.6 million, or $118.56 per share, to fund the rabbi trust for the outside director deferred compensation plan. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for the vesting of stock-based awards in the long-term incentive plan.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$6,293	$2,202	$4,091	$9,219	$3,227	$5,992
OCI before reclassifications	1,746	611	1,135	4,885	1,710	3,175
Realized investment gains	(126)	(44)	(82)	(229)	(80)	(149)
Impairment losses	61	22	39	0	0	0
OCI	1,681	589	1,092	4,656	1,630	3,026
AOCI, end of period	$7,974	$2,791	$5,183	$13,875	$4,857	$9,018

Pension and other postretirement plans: (1)
AOCI (loss), beginning of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
AOCI (loss), end of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)

Total
AOCI (loss), beginning of period	$(184,402)	$(64,542)	$(119,860)	$(143,691)	$(50,292)	$(93,399)
Investment securities	1,681	589	1,092	4,656	1,630	3,026
Pension and other postretirement plans	0	0	0	0	0	0
OCI	1,681	589	1,092	4,656	1,630	3,026
AOCI (loss), end of period	$(182,721)	$(63,953)	$(118,768)	$(139,035)	$(48,662)	$(90,373)

(in thousands)	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$3,954	$1,384	$2,570	$3,888	$1,361	$2,527
OCI before reclassifications	4,386	1,535	2,851	8,388	2,936	5,452
Realized investment (gains) losses	(548)	(192)	(356)	1,254	439	815
Impairment losses	182	64	118	345	121	224
OCI	4,020	1,407	2,613	9,987	3,496	6,491
AOCI, end of period	$7,974	$2,791	$5,183	$13,875	$4,857	$9,018

Pension and other postretirement plans: (1)
AOCI (loss), beginning of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
AOCI (loss), end of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)

Total
AOCI (loss), beginning of period	$(186,741)	$(65,360)	$(121,381)	$(149,022)	$(52,158)	$(96,864)
Investment securities	4,020	1,407	2,613	9,987	3,496	6,491
Pension and other postretirement plans	0	0	0	0	0	0
OCI	4,020	1,407	2,613	9,987	3,496	6,491
AOCI (loss), end of period	$(182,721)	$(63,953)	$(118,768)	$(139,035)	$(48,662)	$(90,373)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 11. Related Party

Office lease
We lease certain office space from the Exchange including the home office and three field office facilities.  On April 28, 2017, after securing approval from the Pennsylvania Insurance Department, a new home office lease was executed between the Exchange and Indemnity, which was retroactive to January 1, 2017, when the prior lease expired.  Under the new lease, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements will be the responsibility of the tenant (Indemnity).  This lease agreement expires December 31, 2021.  Under the previous lease, rents were determined considering returns on invested capital and included building operating and overhead costs.  Rent costs and related operating expenses of shared facilities are allocated between Indemnity, Exchange and EFL based upon usage or square footage occupied. Total rent and operating expenses are estimated at $17.4 million for 2017 and totaled $14.3 million in 2016.  In 2016, reimbursements from the Exchange and EFL related to the use of this space totaled $4.9 million.

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $411.4 million and $378.5 million at June 30, 2017 and December 31, 2016, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $16.3 million related to our limited partnership investments at June 30, 2017.  These commitments are split among private equity securities of $6.6 million, mezzanine debt securities of $8.1 million, and real estate activities of $1.6 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 14.  Subsequent Events

On July 10, 2017, we agreed to the guaranteed maximum price terms of an agreement with our construction manager for the construction of the office building that will serve as part of our principal headquarters. The total cost of the project will not exceed $100 million, which amount is subject to change based on agreed-upon changes to the scope of work. The expected date for substantial completion of the project is January 2020.

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

RECENT ACCOUNTING STANDARDS

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of recently adopted as well as other recently issued accounting standards and the impact on our financial statements if known.

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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Total operating revenue	$448,564	$423,884	5.8%	$847,880	$798,612	6.2%
Total operating expenses	365,520	338,125	8.1	698,302	645,188	8.2
Operating income	83,044	85,759	(3.2)	149,578	153,424	(2.5)
Total investment income	6,448	7,404	(12.9)	13,034	9,963	30.8
Interest expense, net	257	—	NM	423	—	NM
Income before income taxes	89,235	93,163	(4.2)	162,189	163,387	(0.7)
Income tax expense	30,708	31,854	(3.6)	55,786	56,183	(0.7)
Net income	$58,527	$61,309	(4.5)%	$106,403	$107,204	(0.7)%
Net income per share - diluted	$1.12	$1.17	(4.4)%	$2.03	$2.04	(0.6)%

NM = not meaningful

Total operating revenue increased in both the second quarter and six months ended June 30, 2017 compared to the same periods in 2016, driven by management fee revenue growth. The two components of management fee revenue are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2017 and 2016. The direct and assumed premiums written by the Exchange increased 5.7% to $1.8 billion in the second quarter of 2017, compared to the second quarter of 2016, and increased 6.2% to $3.3 billion for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Total operating expenses increased 8.1% in the second quarter of 2017, compared to the second quarter of 2016, driven by higher commissions and information technology-related professional fees. Total operating expenses increased 8.2% for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, driven by higher commissions, information technology-related professional fees, incentive compensation and underwriting costs.

Gross margin from operations was 18.5% and 20.2% in the second quarters of 2017 and 2016, respectively, and 17.6% and 19.2% for the six months ended June 30, 2017 and 2016, respectively.

Total investment income decreased $1.0 million in the second quarter of 2017, compared to the second quarter of 2016, driven by lower earnings from limited partnerships partially offset by higher net investment income. Total investment income increased $3.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, driven by higher net investment income, coupled with realized investment gains.

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2017	2016	% Change		2017	2016	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$441,319	$416,665	5.9%		$833,377	$784,123	6.3%
Service agreement revenue	7,245	7,219	0.4		14,503	14,489	0.1
Total operating revenue	448,564	423,884	5.8		847,880	798,612	6.2
Total operating expenses	365,520	338,125	8.1		698,302	645,188	8.2
Operating income	$83,044	$85,759	(3.2)%		$149,578	$153,424	(2.5)%
Gross margin	18.5%	20.2%	(1.7)	pts.	17.6%	19.2%	(1.6)	pts.

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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Direct and assumed premiums written by the Exchange	$1,772,877	$1,677,059	5.7%	$3,345,908	$3,151,691	6.2%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	443,219	419,265	5.7	836,477	787,923	6.2
Change in allowance for management fee returned on cancelled policies(1)	(1,900)	(2,600)	NM	(3,100)	(3,800)	NM
Management fee revenue, net of allowance	$441,319	$416,665	5.9%	$833,377	$784,123	6.3%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 5.7% to $1.8 billion in the second quarter of 2017 compared to the second quarter of 2016, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.2% in the second quarter of 2017 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.4% in the second quarter of 2016.  The year-over-year average premium per policy for all lines of business increased 2.7% at June 30, 2017, compared to 3.1% at June 30, 2016.

Premiums generated from new business increased 10.4% to $221 million in the second quarter of 2017, compared to an increase of 2.6% to $200 million in the second quarter of 2016.  Underlying the trend in new business premiums was a 6.3% increase in new business policies written in the second quarter of 2017, compared to a 1.6% increase in the second quarter of 2016, while the year-over-year average premium per policy on new business increased 4.2% at June 30, 2017, compared to 1.2% at June 30, 2016. Premiums generated from renewal business increased 5.1% to $1.6 billion in the second quarter of 2017, compared to an increase of 6.2% to $1.5 billion in the second quarter of 2016.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.5% at June 30, 2017, compared to 3.4% at June 30, 2016, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 6.8% to $1.3 billion in the second quarter of 2017, from $1.2 billion in the second quarter of 2016, driven by an increase of 3.3% in total personal lines policies in force and an increase of 3.4% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 3.2% to $513 million in the second quarter of 2017, from $497 million in the second quarter of 2016, driven by a 2.6% increase in total commercial lines policies in force and a 1.7% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – The Exchange plans to continue its efforts to grow premiums and improve its competitive position in the marketplace.  Expanding the size of its agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Our continued focus on underwriting discipline and the maturing of pricing sophistication models has contributed to the Exchange's growth in new policies in force, steady policy retention ratios, and increased average premium per policy.

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.2 million in both the second quarter of 2017 and 2016, and $14.5 million for both the six months ended June 30, 2017 and 2016.  While policies in force continue to grow, service agreement revenue remained comparable. This reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount for certain payment methods.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of operations

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$251,383	$235,794	6.6%	$471,861	$444,508	6.2%
Non-commission expense:
Underwriting and policy processing	$36,607	$34,674	5.6%	$72,055	$68,162	5.7%
Information technology	35,362	28,216	25.3	70,162	56,600	24.0
Sales and advertising	17,056	17,554	(2.8)	30,653	32,003	(4.2)
Customer service	6,944	6,279	10.6	13,578	13,308	2.0
Administrative and other	18,168	15,608	16.4	39,993	30,607	30.7
Total non-commission expense	114,137	102,331	11.5	226,441	200,680	12.8
Total cost of operations	$365,520	$338,125	8.1%	$698,302	$645,188	8.2%

Commissions – Commissions increased $15.6 million in the second quarter of 2017 and $27.4 million for the six months ended June 30, 2017, compared to the same respective periods in 2016. The increases were primarily driven by the 5.7% and 6.2% increases in direct and assumed premiums written by the Exchange for the second quarter and six months ended June 30, 2017, respectively. The remaining portion of the increase in the second quarter of 2017 was due to higher agent incentive costs related to profitable growth, compared to the second quarter of 2016. The estimated agent incentive payout at June 30, 2017 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2017. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $11.8 million in the second quarter of 2017 compared to the same period in 2016.  Information technology costs increased $7.1 million primarily due to increased professional fees and personnel costs. Underwriting and policy processing costs increased $1.9 million primarily due to increased personnel costs and underwriting report costs. Administrative and other expenses increased $2.6 million driven by increased professional fees and personnel costs.

Non-commission expense increased $25.8 million for the six months ended June 30, 2017 compared to the same period in 2016. Information technology costs increased $13.6 million primarily due to increased professional fees. Underwriting and policy processing costs increased $3.9 million primarily due to increased personnel costs and underwriting report costs. Administrative and other expenses increased $9.4 million primarily driven by increased personnel costs, including higher incentive plan costs and pension expenses.  The incentive plan cost increase was driven by the long-term incentive plan due to the increase in the company stock price during the first six months of 2017.  Additionally, the employee incentive plan program was expanded to additional employee groups beginning in 2017.

Gross margin
The gross margin in the second quarter of 2017 was 18.5% compared to 20.2% in the second quarter of 2016, and was 17.6% for the six months ended June 30, 2017, compared to 19.2% for the six months ended June 30, 2016.

Total investment income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Net investment income	$6,236	$4,891	27.5%	$12,214	$9,553	27.9%
Net realized investment gains (losses)	124	399	(69.2)%	640	(689)	NM
Net impairment losses recognized in earnings	(61)	0	NM	(182)	(345)	47.3%
Equity in earnings of limited partnerships	149	2,114	(93.0)%	362	1,444	(74.9)
Total investment income	$6,448	$7,404	(12.9)%	$13,034	$9,963	30.8%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $1.3 million in the second quarter of 2017, compared to the second quarter of 2016, and increased by $2.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in net investment income in both periods was primarily due to an increase in the invested balances and yields of fixed maturity securities.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$271	$229	$693	$(1,220)
Equity securities	(145)	0	(145)	(34)
Common stock trading securities	0	586	0	586
Common stock decreases in fair value(1)	0	(416)	0	(21)
Miscellaneous	(2)	0	92	0
Net realized investment gains (losses)(2)	$124	$399	$640	$(689)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

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

Net realized gains of $0.1 million during the second quarter of 2017 primarily reflected gains from sales of fixed maturity securities, partially offset by losses from sales of equity securities, while net realized gains of $0.4 million during the second quarter 2016 resulted from gains on sales of common stock and fixed maturity securities. Net realized gains of $0.6 million for the six months ended June 30, 2017 primarily reflected gains from sales of fixed maturity securities, partially offset by losses from sales of equity securities, while net realized losses of $0.7 million for the six months ended June 30, 2016 primarily reflected losses from the sale of fixed maturity securities, partially offset by gains from sales of common stock.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings were $0.1 million in the second quarter of 2017. There were no impairment losses in the second quarter of 2016. Net impairment losses were $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Impairments were primarily related to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. In 2017, impairments also included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Private equity	$(323)	$(488)	$228	$(1,797)
Mezzanine debt	33	311	(113)	94
Real estate	439	2,291	247	3,147
Total equity in earnings of limited partnerships	$149	$2,114	$362	$1,444

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2017 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2016 and the first quarter of 2017.

Equity in earnings of limited partnerships decreased by $2.0 million in the second quarter of 2017, compared to the second quarter of 2016, and decreased by $1.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in earnings during both periods was primarily due to lower earnings from real estate and mezzanine debt investments, partially offset by higher earnings from private equity investments.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". On July 12, 2017, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2016, only approximately 11% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.2% to $3.3 billion for the six months ended June 30, 2017 from $3.2 billion for the six months ended June 30, 2016. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $8.1 billion at June 30, 2017, $7.7 billion at December 31, 2016, and $7.4 billion at June 30, 2016. The

Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.6% at June 30, 2017, and 89.8% at December 31, 2016 and June 30, 2016.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	June 30, 2017	% to total	December 31, 2016	% to total
	(Unaudited)
Fixed maturities	$744,682	93%	$707,341	90%
Common stock	0	0	5,950	1
Limited partnerships:
Private equity	34,790	4	35,228	5
Mezzanine debt	4,908	1	6,010	1
Real estate	13,532	2	16,921	3
Real estate mortgage loans (1)	175	0	213	0
Total investments	$798,087	100%	$771,663	100%
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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $262.7 million, or 35%, of the total fixed maturity portfolio at June 30, 2017.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5.6 million at June 30, 2017, compared to $3.2 million at December 31, 2016.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At June 30, 2017
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$2,011	$0	$16,051	$18,062
Communications	0	0	3,071	9,506	24,904	37,481
Consumer	0	1,068	2,531	28,477	48,758	80,834
Diversified	0	0	0	0	441	441
Energy	0	5,020	5,500	6,039	14,567	31,126
Financial	0	6,999	27,568	60,752	19,012	114,331
Government-municipal	109,164	147,746	5,787	0	0	262,697
Industrial	0	0	2,494	5,396	20,851	28,741
Structured securities(2)	71,167	30,207	12,646	4,738	7,996	126,754
Technology	0	3,987	4,158	5,772	13,841	27,758
U.S. treasury	5,051	0	0	0	0	5,051
Utilities	0	0	2,001	8,010	1,395	11,406
Total	$185,382	$195,027	$67,767	$128,690	$167,816	$744,682

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common stock
At December 31, 2016, equity securities carried at a fair value of $5.9 million classified as available-for-sale included certain exchange traded funds with underlying holdings of fixed maturity securities. These securities met the criteria of a common stock under U.S. GAAP, and were included on the Statements of Financial Position as available-for-sale equity securities. Changes in unrealized gains and losses on these securities were reflected in other comprehensive income.  The net unrealized loss on these securities, net of deferred taxes, was $0.1 million at December 31, 2016. There were no holdings in these securities as of June 30, 2017.

Limited partnerships
At June 30, 2017, investments in limited partnerships decreased from the investment levels at December 31, 2016.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2017 reflect the partnership activity experienced in the fourth quarter of 2016 and the first quarter of 2017.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2017	2016
	(Unaudited)
Net cash provided by operating activities	$39,491	$50,482
Net cash used in investing activities	(35,946)	(41,267)
Net cash used in financing activities	(47,908)	(67,993)
Net decrease in cash and cash equivalents	$(44,363)	$(58,778)

Net cash provided by operating activities was $39.5 million in the first six months of 2017, compared to $50.5 million in the first six months of 2016.  Decreased cash provided by operating activities for the first six months of 2017 was primarily due to higher commissions and bonuses paid to agents and general operating expenses paid, compared to the first six months of 2016. Cash paid for agent commissions and bonuses increased $30.3 million to $501.5 million in the first six months of 2017 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Cash paid for general operating expenses increased $21.4 million to $113.1 million in the first six months of 2017 due to higher professional fees. Somewhat offsetting this decrease in cash provided was an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange, compared to the first six months of 2016. We contributed $19.0 million to our pension plan in the first quarter of 2017, compared to $17.4 million in the first quarter of 2016.  We expect to make an additional $20 million contribution during the third quarter of 2017. Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs. At June 30, 2017, we recorded a net deferred tax asset of $51.8 million.  There was no deferred tax valuation allowance recorded at June 30, 2017.

Net cash used in investing activities totaled $35.9 million in the first six months of 2017, compared to $41.3 million in the first six months of 2016. The decrease in cash used for the first six months of 2017, compared to the first six months of 2016, was driven by more cash being generated from the sales, maturities and calls of available-for-sale securities. Also impacting our future investing activities are limited partnership commitments, which totaled $16.3 million at June 30, 2017, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $6.6 million, mezzanine debt securities was $8.1 million and real estate activities was $1.6 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is not expected to exceed $100 million and is being funded by the senior secured draw term loan credit facility of the same amount.

Net cash used in financing activities totaled $47.9 million in the first six months of 2017, compared to $68.0 million in the first six months of 2016. The decrease in cash used was due to the scheduled draw on the senior secured draw term loan credit facility of $25 million on June 1, 2017, somewhat offset by an increase in cash paid for dividends to shareholders.  We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2017, compared to 2016.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the cash draws required under the senior secured draw term loan credit facility, which will increase the cash provided by financing activities by another $25 million in 2017 and $25 million in 2018, while principal payments will not commence until 2019.

No shares of our Class A nonvoting common stock were repurchased in the first six months of 2017 and 2016 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2017, based upon trade date.

In 2017, we purchased shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. In January 2017, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for our equity compensation plan, for which the shares were delivered to plan participants in January 2017.
In February and May 2017, we purchased 2,662 and 2,604 shares, respectively, to fund the rabbi trust for the outside director deferred compensation plan. The shares purchased in February for $0.3 million, or $118.69 per share, were transferred to the rabbi trust in March 2017. The shares purchased in May for $0.3 million, or $118.43 per share, were transferred to the rabbi trust in May 2017. In June 2017, we purchased 46,884 shares for $5.7 million, or $122.40 per share, for the vesting of stock-based awards under the long-term incentive plan, which were delivered to plan participants in June 2017.

In May 2016, we purchased 2,041 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.2 million, or $94.73 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in May 2016. In May and June 2016, we purchased 7,661 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.8 million, or $98.20 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2016.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $144.7 million at June 30, 2017, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including investment grade bonds, which totaled approximately $356.0 million at June 30, 2017.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2017. Bonds with a fair value of $110.2 million were pledged as collateral on the line at June 30, 2017. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2017.

Contractual Obligations
On July 10, 2017, we agreed to the guaranteed maximum price terms of an agreement with our construction manager for the construction of the office building that will serve as part of our principal headquarters. The total cost of the project will not exceed $100 million, which amount is subject to change based on agreed-upon changes to the scope of work. The expected date for substantial completion of the project is January 2020.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the six months ended June 30, 2017 and 2016, we recognized interest income on the note of $0.8 million.

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Leased Property
On April 28, 2017, after securing approval from the Pennsylvania Insurance Department, a new home office lease was executed between the Exchange and Indemnity, which was retroactive to January 1, 2017, when the prior lease expired.  Under the new lease, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements will be the responsibility of the tenant (Indemnity). Under the previous lease, rents were determined considering returns on invested capital and included building operating and overhead costs.  Rent costs and related operating expenses of shared facilities are allocated between Indemnity, Exchange and EFL based upon usage or square footage occupied.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2017.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Court Lawsuit Against Erie Indemnity Company and Directors
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

On September 23, 2016, Indemnity filed a motion to dismiss the Beltz II lawsuit. On September 30, 2016, the Directors filed their own motions to dismiss the Beltz II lawsuit. On July 17, 2017, the Court granted Indemnity’s and the Directors’ motions to dismiss the Beltz II lawsuit, dismissing the case in its entirety. The Court ruled that “the Subscriber’s Agreement does not govern the separate and additional charges at issue in the Complaint” and, therefore, dismissed the breach of contract claim against Indemnity for failure to state a claim.  The Court also ruled that the remaining claims, including the claims for breach of fiduciary duty against Indemnity and the Directors, are barred by the applicable statutes of limitation or fail to state legally cognizable claims.

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

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending June 30, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2017.

During the quarter ending June 30, 2017, we purchased 2,604 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $118.43 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in May 2017. We also purchased 46,884 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $5.7 million, or $122.40 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan, which were delivered to plan participants in June 2017.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and each of Eugene C. Connell and Brian A. Hudson, Sr.  Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.2*	AIA Document A133 - 2009, Standard Form of Agreement Between Owner and Construction Manager as Constructor, dated as of February 27, 2015, between Erie Insurance Exchange and P.J. Dick, Inc.

10.3*	Assignment Agreement, dated as of January 16, 2017, between Erie Insurance Exchange and Erie Indemnity Company.

10.4*	AIA Document A133 - 2009 Exhibit A, Guaranteed Maximum Price Amendment, dated as of July 10, 2017, between Erie Indemnity Company and P.J. Dick, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 27, 2017	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO