Form 10-Q
period 2017-09-30
ERIE INDEMNITY CO
filed 2017-10-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at October 13, 2017.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 13, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenue
Management fee revenue, net	$435,214	$411,139	$1,268,591	$1,195,262
Service agreement revenue	7,278	7,267	21,781	21,756
Total operating revenue	442,492	418,406	1,290,372	1,217,018

Operating expenses
Commissions	248,677	232,455	720,538	676,963
Salaries and employee benefits	60,499	53,265	181,013	161,579
All other operating expenses	52,480	50,431	158,407	142,797
Total operating expenses	361,656	336,151	1,059,958	981,339
Operating income	80,836	82,255	230,414	235,679

Investment income
Net investment income	5,970	5,331	18,184	14,884
Net realized investment gains	899	718	1,539	29
Net impairment losses recognized in earnings	0	0	(182)	(345)
Equity in earnings (losses) of limited partnerships	1,537	(1,723)	1,899	(279)
Total investment income	8,406	4,326	21,440	14,289
Interest expense, net	377	—	800	—
Income before income taxes	88,865	86,581	251,054	249,968
Income tax expense	30,322	29,205	86,108	85,388
Net income	$58,543	$57,376	$164,946	$164,580

Earnings Per Share
Net income per share
Class A common stock – basic	$1.26	$1.23	$3.54	$3.53
Class A common stock – diluted	$1.12	$1.09	$3.15	$3.14
Class B common stock – basic	$189	$185	$531	$530
Class B common stock – diluted	$189	$185	$531	$529

Weighted average shares outstanding – Basic
Class A common stock	46,188,949	46,188,980	46,186,109	46,188,971
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,316,876	52,411,303	52,342,450	52,442,697
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.7825	$0.7300	$2.3475	$2.1900
Class B common stock	$117.375	$109.500	$352.125	$328.500

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$58,543	$57,376	$164,946	$164,580

Other comprehensive income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(167)	355	2,446	6,846

Comprehensive income	$58,376	$57,731	$167,392	$171,426

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$184,628	$189,072
Available-for-sale securities	65,318	56,138
Receivables from Erie Insurance Exchange and affiliates	428,500	378,540
Prepaid expenses and other current assets	35,797	30,169
Federal income taxes recoverable	0	5,260
Accrued investment income	6,435	6,337
Total current assets	720,678	665,516

Available-for-sale securities	683,948	657,153
Limited partnership investments	49,451	58,159
Fixed assets, net	75,370	69,142
Deferred income taxes, net	47,558	53,889
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	29,424	20,096
Total assets	$1,631,429	$1,548,955

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$236,056	$210,559
Agent bonuses	93,448	114,772
Accounts payable and accrued liabilities	99,331	88,153
Dividends payable	36,441	36,441
Deferred executive compensation	12,794	19,675
Federal income taxes payable	5,331	0
Total current liabilities	483,401	469,600

Defined benefit pension plans	208,528	221,827
Employee benefit obligations	330	756
Deferred executive compensation	12,777	13,233
Long-term borrowings	49,734	24,766
Other long-term liabilities	1,509	1,863
Total liabilities	756,279	732,045

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,470	16,300
Accumulated other comprehensive loss	(118,935)	(121,381)
Retained earnings	2,121,535	2,065,911
Total contributed capital and retained earnings	2,021,240	1,963,000
Treasury stock, at cost; 22,110,132 shares held	(1,155,396)	(1,155,846)
Deferred compensation	9,306	9,756
Total shareholders’ equity	875,150	816,910
Total liabilities and shareholders’ equity	$1,631,429	$1,548,955

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Management fee received	$1,225,966	$1,155,234
Service agreement fee received	21,781	21,756
Net investment income received	23,593	19,643
Limited partnership distributions	2,993	7,222
Decrease in reimbursements collected from affiliates	(7,335)	(11,893)
Commissions paid to agents	(597,700)	(565,490)
Agents bonuses paid	(118,862)	(110,503)
Salaries and wages paid	(128,071)	(119,991)
Pension contribution and employee benefits paid	(62,837)	(37,341)
General operating expenses paid	(167,985)	(133,729)
Income taxes paid	(70,504)	(69,357)
Interest paid	(705)	—
Net cash provided by operating activities	120,334	155,551

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(292,702)	(269,237)
Limited partnerships	(330)	(449)
Proceeds from investments:
Available-for-sale securities sales	120,418	67,415
Available-for-sale securities maturities/calls	146,434	96,851
Trading securities	—	5,171
Limited partnerships	7,986	12,404
Net purchase of fixed assets	(18,036)	(10,415)
Net (distributions) collections on agent loans	(4,185)	1,622
Net cash used in investing activities	(40,415)	(96,638)

Cash flows from financing activities
Dividends paid to shareholders	(109,324)	(101,989)
Net proceeds from long-term borrowings	24,961	—
Net cash used in financing activities	(84,363)	(101,989)

Net decrease in cash and cash equivalents	(4,444)	(43,076)
Cash and cash equivalents, beginning of period	189,072	182,889
Cash and cash equivalents, end of period	$184,628	$139,813

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

Our primary function, as attorney-in-fact, is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange.

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

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange and arranges for the provision of all claims handling services, investment management services, and certain other common overhead and service department functions and serves as the common pay agent. The amounts Indemnity incurs in this capacity are reimbursed to Indemnity from the Exchange at cost.

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 23, 2017.

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

Recently issued accounting standards
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs to be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations. This amendment also allows only the service cost component to be eligible for capitalization when applicable. The guidance is effective for interim and annual periods beginning after December 15, 2017. While the presentation of the costs within the Statements of Operations will change, we do not expect a material impact on our financial statements or related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our invested assets. Our investments are not measured at amortized cost, which are the investments that require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. The other material financial assets subject to this guidance include our receivables from Erie Insurance Exchange and affiliates. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. We do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall".  ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. As of September 30, 2017, we do not own any equity security investments, therefore the adoption of this guidance would have no impact to our financial statements. We will continue to monitor our investment portfolio as we may enter into investments in equity securities; however, at this time we do not expect that recognizing the change in fair value of future equity investments through net income instead of accumulated other comprehensive income would be material.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period with early application permitted beginning in the first interim period in 2017. We expect to adopt the ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation is ongoing and not complete. We performed an analysis in accordance with the steps identified in the new guidance around the recognition, measurement, and presentation of management fee revenue. We determined that service fee revenue is not within the scope of the new guidance. We have preliminarily concluded that adoption of this guidance will not have a material impact on our management fee revenue recognition pattern or our financial statements. We are also reviewing agreements related to the amounts we receive as reimbursements from the Exchange and its subsidiaries, such as claims-related expenses, investment and other overhead expenses. While the expenses are reimbursed to us at actual cost, we are evaluating if there is a performance obligation that would require allocation of revenue under this guidance. Additionally, we are evaluating the impact of the new disclosure requirements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2017			2016
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$58,064	46,188,949	$1.26	$56,906	46,188,980	$1.23
Dilutive effect of stock-based awards	0	27,127	—	0	121,523	—
Assumed conversion of Class B shares	479	6,100,800	—	470	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$58,543	52,316,876	$1.12	$57,376	52,411,303	$1.09
Class B – Basic EPS:
Income available to Class B stockholders	$479	2,542	$189	$470	2,542	$185
Class B – Diluted EPS:
Income available to Class B stockholders	$479	2,542	$189	$469	2,542	$185

	Nine months ended September 30,
	2017			2016
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$163,596	46,186,109	$3.54	$163,233	46,188,971	$3.53
Dilutive effect of stock-based awards	0	55,541	—	0	152,926	—
Assumed conversion of Class B shares	1,350	6,100,800	—	1,347	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$164,946	52,342,450	$3.15	$164,580	52,442,697	$3.14
Class B – Basic EPS:
Income available to Class B stockholders	$1,350	2,542	$531	$1,347	2,542	$530
Class B – Diluted EPS:
Income available to Class B stockholders	$1,350	2,542	$531	$1,346	2,542	$529

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At September 30, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$11,834	$0	$11,834	$0
States & political subdivisions	261,966	0	261,966	0
Foreign government securities	507	0	507	0
Corporate debt securities	346,372	0	338,457	7,915
Residential mortgage-backed securities	25,719	0	25,719	0
Commercial mortgage-backed securities	34,331	0	34,331	0
Collateralized debt obligations	62,381	0	62,381	0
Other debt securities	6,156	0	6,156	0
Total fixed maturities	749,266	0	741,351	7,915
Total available-for-sale securities	749,266	0	741,351	7,915
Other investments (1)	4,338	—	—	—
Total	$753,604	$0	$741,351	$7,915

	At December 31, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$5,031	$0	$5,031	$0
Government sponsored entities	2,026	0	2,026	0
States & political subdivisions	253,132	0	253,132	0
Corporate debt securities	322,948	0	313,596	9,352
Residential mortgage-backed securities	16,102	0	16,102	0
Commercial mortgage-backed securities	36,849	0	36,849	0
Collateralized debt obligations	69,253	0	69,253	0
Other debt securities	2,000	0	2,000	0
Total fixed maturities	707,341	0	697,989	9,352
Common stock	5,950	5,950	0	0
Total available-for-sale securities	713,291	5,950	697,989	9,352
Other investments (1)	4,412	—	—	—
Total	$717,703	$5,950	$697,989	$9,352

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2017 and December 31, 2016. During the nine months ended September 30, 2017, no contributions were made and distributions totaling $0.3 million were received from these investments. During the year ended December 31, 2016, no contributions were made and distributions totaling $0.9 million were received from these investments. There were no unfunded commitments related to the investments as of September 30, 2017, and $0.3 million as of December 31, 2016.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016, respectively.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at June 30, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,295	$24	$(60)	$539	$(1,240)	$2,633	$(3,276)	$7,915
Total fixed maturities	9,295	24	(60)	539	(1,240)	2,633	(3,276)	7,915
Total available-for-sale securities	9,295	24	(60)	539	(1,240)	2,633	(3,276)	7,915
Total Level 3 assets	$9,295	$24	$(60)	$539	$(1,240)	$2,633	$(3,276)	$7,915

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$3	$(108)	$4,520	$(4,372)	$8,444	$(9,924)	$7,915
Total fixed maturities	9,352	3	(108)	4,520	(4,372)	8,444	(9,924)	7,915
Total available-for-sale securities	9,352	3	(108)	4,520	(4,372)	8,444	(9,924)	7,915
Total Level 3 assets	$9,352	$3	$(108)	$4,520	$(4,372)	$8,444	$(9,924)	$7,915

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at June 30, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2016
Available-for-sale securities:
Corporate debt securities	$8,851	$22	$38	$3,217	$(318)	$2,514	$(4,135)	$10,189
Commercial mortgage-backed securities	1,003	0	0	0	0	0	(1,003)	0
Collateralized debt obligations	1,200	0	7	3,000	0	2,114	(1,200)	5,121
Total fixed maturities	11,054	22	45	6,217	(318)	4,628	(6,338)	15,310
Total available-for-sale securities	11,054	22	45	6,217	(318)	4,628	(6,338)	15,310
Total Level 3 assets	$11,054	$22	$45	$6,217	$(318)	$4,628	$(6,338)	$15,310

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2016
Available-for-sale securities:
Corporate debt securities	$69	$67	$119	$11,887	$(924)	$5,470	$(6,499)	$10,189
Commercial mortgage-backed securities	0	0	3	1,000	0	0	(1,003)	0
Collateralized debt obligations	8,577	4	(5)	7,722	(54)	2,114	(13,237)	5,121
Total fixed maturities	8,646	71	117	20,609	(978)	7,584	(20,739)	15,310
Total available-for-sale securities	8,646	71	117	20,609	(978)	7,584	(20,739)	15,310
Total Level 3 assets	$8,646	$71	$117	$20,609	$(978)	$7,584	$(20,739)	$15,310

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding broker quotes totaled $7.9 million at September 30, 2017. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At September 30, 2017
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$749,266	$0	$741,351	$7,915
Total fixed maturities	749,266	0	741,351	7,915
Other investments:
Priced via unobservable inputs (1)	4,338	—	—	—
Total other investments	4,338	—	—	—
Total	$753,604	$0	$741,351	$7,915

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

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017.

Note 5.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities:

	At September 30, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$11,878	$0	$44	$11,834
States & political subdivisions	254,835	7,809	678	261,966
Foreign government securities	501	6	0	507
Corporate debt securities	345,003	2,201	832	346,372
Residential mortgage-backed securities	25,388	404	73	25,719
Commercial mortgage-backed securities	34,892	73	634	34,331
Collateralized debt obligations	62,193	207	19	62,381
Other debt securities	6,119	37	0	6,156
Total fixed maturities	740,809	10,737	2,280	749,266
Total available-for-sale securities	$740,809	$10,737	$2,280	$749,266

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$5,093	$0	$62	$5,031
Government sponsored entities	2,004	22	0	2,026
States & political subdivisions	249,312	6,113	2,293	253,132
Corporate debt securities	321,041	3,293	1,386	322,948
Residential mortgage-backed securities	16,232	61	191	16,102
Commercial mortgage-backed securities	37,723	59	933	36,849
Collateralized debt obligations	68,998	351	96	69,253
Other debt securities	2,000	0	0	2,000
Total fixed maturities	702,403	9,899	4,961	707,341
Common stock	6,152	0	202	5,950
Total available-for-sale securities	$708,555	$9,899	$5,163	$713,291

The amortized cost and estimated fair value of fixed maturities at September 30, 2017 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2017
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$65,085	$65,208
Due after one year through five years	332,904	337,986
Due after five years through ten years	239,042	242,425
Due after ten years	103,778	103,647
Total fixed maturities	$740,809	$749,266

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At September 30, 2017
(in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$11,835	$44	$0	$0	$11,835	$44	4
States & political subdivisions	49,278	449	7,280	229	56,558	678	26
Corporate debt securities	108,828	619	19,951	213	128,779	832	255
Residential mortgage-backed securities	5,553	19	5,771	54	11,324	73	10
Commercial mortgage-backed securities	12,793	106	11,019	528	23,812	634	21
Collateralized debt obligations	16,426	19	0	0	16,426	19	8
Total fixed maturities	204,713	1,256	44,021	1,024	248,734	2,280	324
Total available-for-sale securities	$204,713	$1,256	$44,021	$1,024	$248,734	$2,280	324
Quality breakdown of fixed maturities:
Investment grade	$152,341	$745	$42,020	$533	$194,361	$1,278	113
Non-investment grade	52,372	511	2,001	491	54,373	1,002	211
Total fixed maturities	$204,713	$1,256	$44,021	$1,024	$248,734	$2,280	324

	At December 31, 2016
(in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$5,031	$62	$0	$0	$5,031	$62	1
States & political subdivisions	84,611	2,293	0	0	84,611	2,293	40
Corporate debt securities	112,453	987	8,692	399	121,145	1,386	155
Residential mortgage-backed securities	7,451	60	4,974	131	12,425	191	13
Commercial mortgage-backed securities	26,509	437	4,319	496	30,828	933	28
Collateralized debt obligations	27,470	75	4,208	21	31,678	96	15
Total fixed maturities	263,525	3,914	22,193	1,047	285,718	4,961	252
Common stock	5,950	202	0	0	5,950	202	1
Total available-for-sale securities	$269,475	$4,116	$22,193	$1,047	$291,668	$5,163	253
Quality breakdown of fixed maturities:
Investment grade	$239,041	$3,605	$16,061	$399	$255,102	$4,004	136
Non-investment grade	24,484	309	6,132	648	30,616	957	116
Total fixed maturities	$263,525	$3,914	$22,193	$1,047	$285,718	$4,961	252

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities	$4,234	$5,245	$16,358	$14,629
Equity securities	0	50	49	132
Cash equivalents and other	1,936	366	2,852	1,011
Total investment income	6,170	5,661	19,259	15,772
Less: investment expenses	200	330	1,075	888
Net investment income	$5,970	$5,331	$18,184	$14,884

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$1,621	$603	$2,708	$1,175
Gross realized losses	(722)	(27)	(1,116)	(1,819)
Net realized gains (losses)	899	576	1,592	(644)
Equity securities:
Gross realized losses	0	0	(145)	(34)
Net realized losses	0	0	(145)	(34)
Trading securities:
Common stock:
Gross realized gains	0	121	0	707
Increases in fair value(1)	0	21	0	0
Net realized gains	0	142	0	707
Miscellaneous:
Gross realized gains	0	0	94	0
Gross realized losses	0	0	(2)	0
Net realized gains	0	0	92	0
Net realized investment gains	$899	$718	$1,539	$29

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities	$0	$0	$(182)	$(345)
Total other-than-temporary impairments	0	0	(182)	(345)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings	$0	$0	$(182)	$(345)

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

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through September 30, 2017 are comprised of partnership financial results for the fourth quarter of 2016 and the first two quarters of 2017.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2017. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Equity in earnings (losses) of limited partnerships accounted for under the equity method	$1,305	$(1,778)	$1,704	$(436)
Change in fair value of limited partnerships accounted for under the fair value option	232	55	195	157
Equity in earnings (losses) of limited partnerships	$1,537	$(1,723)	$1,899	$(279)

The following table summarizes limited partnership investments by sector:

(in thousands)	At September 30, 2017	At December 31, 2016
Private equity	$33,478	$35,228
Mezzanine debt	4,797	6,010
Real estate	6,838	12,509
Real estate - fair value option	4,338	4,412
Total limited partnership investments	$49,451	$58,159

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Borrowing Arrangements

Bank line of credit
As of September 30, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2017.  Bonds with a fair value of $109.5 million were pledged as collateral on the line at September 30, 2017. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of September 30, 2017. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all bank covenants at September 30, 2017.

Term loan credit facility
On November 7, 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million will be drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018 ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. Total draws against the facility are $50 million as of September 30, 2017. Bonds with a fair value of $109.7 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of September 30, 2017. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at September 30, 2017.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at September 30, 2017 was $47.9 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of September 30, 2017.

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

A $19.0 million contribution was made to the defined benefit pension plan in the first quarter of 2017. An additional $20.0 million contribution was made to the plan in the third quarter of 2017.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $19.7 million at September 30, 2017 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost for benefits earned	$7,777	$7,050	$23,330	$21,150
Interest cost on benefits obligation	8,569	8,281	25,706	24,844
Expected return on plan assets	(10,317)	(9,880)	(30,950)	(29,640)
Prior service cost amortization	218	174	654	522
Net actuarial loss amortization	2,325	2,029	6,975	6,084
Pension plan cost (1)	$8,572	$7,654	$25,715	$22,960

(1)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and EFL.

Note 8.  Income Taxes

The effective tax rates differ from the statutory federal tax rate of 35% primarily due to permanent differences for tax exempt interest income.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2017 and the year ended December 31, 2016. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2017 and the year ended December 31, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2017.

During the nine months ended September 30, 2017, we purchased 58,129 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $7.0 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 7,460 shares for $0.9 million, or $121.46 per share, to fund the rabbi trust for the outside director deferred compensation plan. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for the vesting of stock-based awards in the long-term incentive plan.

In 2016, we purchased 15,093 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million. Of this amount, we purchased 7,432 shares for $0.7 million, or $99.23 per share, to fund the rabbi trust for the outside director deferred compensation plan. The remaining 7,661 shares were purchased at a total cost of $0.8 million, or $98.20 per share, for the vesting of stock-based awards in the long-term incentive plan.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended			Three months ended
	September 30, 2017			September 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$7,974	$2,791	$5,183	$13,875	$4,857	$9,018
OCI before reclassifications	643	225	418	1,121	392	729
Realized investment gains	(899)	(314)	(585)	(576)	(202)	(374)
OCI (loss)	(256)	(89)	(167)	545	190	355
AOCI, end of period	$7,718	$2,702	$5,016	$14,420	$5,047	$9,373

Pension and other postretirement plans: (1)
AOCI (loss), beginning of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
AOCI (loss), end of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)

Total
AOCI (loss), beginning of period	$(182,721)	$(63,953)	$(118,768)	$(139,035)	$(48,662)	$(90,373)
Investment securities	(256)	(89)	(167)	545	190	355
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(256)	(89)	(167)	545	190	355
AOCI (loss), end of period	$(182,977)	$(64,042)	$(118,935)	$(138,490)	$(48,472)	$(90,018)

(in thousands)	Nine months ended			Nine months ended
	September 30, 2017			September 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$3,954	$1,384	$2,570	$3,888	$1,361	$2,527
OCI before reclassifications	5,029	1,760	3,269	9,509	3,328	6,181
Realized investment (gains) losses	(1,447)	(506)	(941)	678	237	441
Impairment losses	182	64	118	345	121	224
OCI	3,764	1,318	2,446	10,532	3,686	6,846
AOCI, end of period	$7,718	$2,702	$5,016	$14,420	$5,047	$9,373

Pension and other postretirement plans: (1)
AOCI (loss), beginning of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
AOCI (loss), end of period	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)

Total
AOCI (loss), beginning of period	$(186,741)	$(65,360)	$(121,381)	$(149,022)	$(52,158)	$(96,864)
Investment securities	3,764	1,318	2,446	10,532	3,686	6,846
Pension and other postretirement plans	0	0	0	0	0	0
OCI	3,764	1,318	2,446	10,532	3,686	6,846
AOCI (loss), end of period	$(182,977)	$(64,042)	$(118,935)	$(138,490)	$(48,472)	$(90,018)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

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

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $428.5 million and $378.5 million at September 30, 2017 and December 31, 2016, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $16.4 million related to our limited partnership investments at September 30, 2017.  These commitments are split among private equity securities of $6.6 million, mezzanine debt securities of $8.2 million, and real estate activities of $1.6 million.  These commitments will be funded as required by the limited partnership agreements.

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

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange and arranges for the provision of all claims handling services, investment management services, and certain other common overhead and service department functions and serves as the common pay agent. The amounts Indemnity incurs in this capacity are reimbursed to Indemnity from the Exchange at cost.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Total operating revenue	$442,492	$418,406	5.8%	$1,290,372	$1,217,018	6.0%
Total operating expenses	361,656	336,151	7.6	1,059,958	981,339	8.0
Operating income	80,836	82,255	(1.7)	230,414	235,679	(2.2)
Total investment income	8,406	4,326	94.3	21,440	14,289	50.0
Interest expense, net	377	—	NM	800	—	NM
Income before income taxes	88,865	86,581	2.6	251,054	249,968	0.4
Income tax expense	30,322	29,205	3.8	86,108	85,388	0.8
Net income	$58,543	$57,376	2.0%	$164,946	$164,580	0.2%
Net income per share - diluted	$1.12	$1.09	2.2%	$3.15	$3.14	0.4%

NM = not meaningful

Total operating revenue increased in both the third quarter and nine months ended September 30, 2017 compared to the same periods in 2016, driven by management fee revenue growth. The two components of management fee revenue are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2017 and 2016. The direct and assumed premiums written by the Exchange increased 5.8% to $1.7 billion in the third quarter of 2017, compared to the third quarter of 2016, and increased 6.0% to $5.1 billion for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Total operating expenses increased 7.6% in the third quarter of 2017, compared to the third quarter of 2016, driven by higher commissions and personnel costs. Total operating expenses increased 8.0% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, driven by higher commissions, personnel costs and information technology-related professional fees.

Gross margin from operations was 18.3% and 19.7% in the third quarters of 2017 and 2016, respectively, and 17.9% and 19.4% for the nine months ended September 30, 2017 and 2016, respectively.

Total investment income increased $4.1 million in the third quarter of 2017, compared to the third quarter of 2016, driven by higher earnings from limited partnerships. Total investment income increased $7.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, driven by higher net investment income, as well as higher earnings from limited partnerships and realized investment gains.

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2017	2016	% Change		2017	2016	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$435,214	$411,139	5.9%		$1,268,591	$1,195,262	6.1%
Service agreement revenue	7,278	7,267	0.2		21,781	21,756	0.1
Total operating revenue	442,492	418,406	5.8		1,290,372	1,217,018	6.0
Total operating expenses	361,656	336,151	7.6		1,059,958	981,339	8.0
Operating income	$80,836	$82,255	(1.7)%		$230,414	$235,679	(2.2)%
Gross margin	18.3%	19.7%	(1.4)	pts.	17.9%	19.4%	(1.5)	pts.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Direct and assumed premiums written by the Exchange	$1,739,654	$1,643,755	5.8%	$5,085,562	$4,795,446	6.0%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	434,914	410,939	5.8	1,271,391	1,198,862	6.0
Change in allowance for management fee returned on cancelled policies(1)	300	200	NM	(2,800)	(3,600)	NM
Management fee revenue, net of allowance	$435,214	$411,139	5.9%	$1,268,591	$1,195,262	6.1%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 5.8% to $1.7 billion in the third quarter of 2017 compared to the third quarter of 2016, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.4% in the third quarter of 2017 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.3% in the third quarter of 2016.  The year-over-year average premium per policy for all lines of business increased 2.6% at September 30, 2017, compared to 2.7% at September 30, 2016.

Premiums generated from new business increased 14.2% to $222 million in the third quarter of 2017, compared to an increase of 3.9% to $194 million in the third quarter of 2016.  Underlying the trend in new business premiums was a 9.2% increase in new business policies written in the third quarter of 2017, compared to a 1.1% increase in the third quarter of 2016, while the year-over-year average premium per policy on new business increased 4.6% at September 30, 2017, compared to 1.9% at September 30, 2016. Premiums generated from renewal business increased 4.7% to $1.5 billion in the third quarter of 2017, compared to an increase of 5.7% to $1.4 billion in the third quarter of 2016.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.4% at September 30, 2017, compared to 2.8% at September 30, 2016, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 6.5% to $1.3 billion in the third quarter of 2017, from $1.2 billion in the third quarter of 2016, driven by an increase of 3.5% in total personal lines policies in force and an increase of 3.2% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 4.0% to $457 million in the third quarter of 2017, from $440 million in the third quarter of 2016, driven by a 2.7% increase in total commercial lines policies in force and a 1.6% increase in the total commercial lines year-over-year average premium per policy.

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

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.3 million in both the third quarter of 2017 and 2016, and $21.8 million for both the nine months ended September 30, 2017 and 2016.  While policies in force continue to grow, service agreement revenue remains flat. This reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount for certain payment methods.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$248,677	$232,455	7.0%	$720,538	$676,963	6.4%
Non-commission expense:
Underwriting and policy processing	$36,060	$33,946	6.2%	$108,115	$102,108	5.9%
Information technology	32,688	31,114	5.1	102,850	87,714	17.3
Sales and advertising	15,722	14,869	5.7	46,375	46,872	(1.1)
Customer service	7,083	5,381	31.6	20,661	18,689	10.5
Administrative and other	21,426	18,386	16.5	61,419	48,993	25.4
Total non-commission expense	112,979	103,696	9.0	339,420	304,376	11.5
Total cost of operations	$361,656	$336,151	7.6%	$1,059,958	$981,339	8.0%

Commissions – Commissions increased $16.2 million in the third quarter of 2017 and $43.6 million for the nine months ended September 30, 2017, compared to the same respective periods in 2016. The increases were primarily driven by the 5.8% and 6.0% increases in direct and assumed premiums written by the Exchange for the third quarter and nine months ended September 30, 2017, respectively. The remaining portion of the increases were due to higher agent incentive costs related to profitable growth, compared to the same respective periods in 2016. The estimated agent incentive payout at September 30, 2017 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2017. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $9.3 million in the third quarter of 2017 compared to the same period in 2016.  Underwriting and policy processing costs increased $2.1 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $1.6 million primarily due to increased personnel costs and hardware and software costs, somewhat offset by lower professional fees. Customer service costs increased $1.7 million primarily due to increased credit card processing fees. Administrative and other expenses increased $3.0 million driven by increased personnel costs.

Non-commission expense increased $35.0 million for the nine months ended September 30, 2017 compared to the same period in 2016. Underwriting and policy processing costs increased $6.0 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $15.1 million primarily due to increased professional fees, personnel costs and hardware and software costs. Customer service costs increased $2.0 million primarily due to increased personnel costs and credit card processing fees. Administrative and other expenses increased $12.4 million primarily driven by increased personnel costs, including higher incentive plan costs and pension expenses.  The incentive plan cost increase was driven by the long-term incentive plan due to the increase in the company stock price during the first nine months of 2017.  Additionally, the employee incentive plan program was expanded to additional employee groups beginning in 2017.

Gross margin
The gross margin in the third quarter of 2017 was 18.3% compared to 19.7% in the third quarter of 2016, and was 17.9% for the nine months ended September 30, 2017, compared to 19.4% for the nine months ended September 30, 2016.

Total investment income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Unaudited)			(Unaudited)
Net investment income	$5,970	$5,331	12.0%	$18,184	$14,884	22.2%
Net realized investment gains	899	718	25.4	1,539	29	NM
Net impairment losses recognized in earnings	0	0	0.0	(182)	(345)	47.3
Equity in earnings (losses) of limited partnerships	1,537	(1,723)	NM	1,899	(279)	NM
Total investment income	$8,406	$4,326	94.3%	$21,440	$14,289	50.0%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $0.6 million in the third quarter of 2017, compared to the third quarter of 2016, and increased by $3.3 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in net investment income in both periods was primarily due to an increase in the invested balances and yields of fixed maturity securities.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$899	$576	$1,592	$(644)
Equity securities	0	0	(145)	(34)
Common stock trading securities	0	121	0	707
Common stock increases in fair value(1)	0	21	0	0
Miscellaneous	0	0	92	0
Net realized investment gains (2)	$899	$718	$1,539	$29

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

(2)	See Part I, Item 1. "Financial Statements - Note 5, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains.

Net realized investment gains and losses include gains and losses resulting from the sales of our fixed maturity or equity securities, as well as changes in fair value of common stocks designated as trading securities.

Net realized gains of $0.9 million during the third quarter of 2017 reflected gains from sales of fixed maturity securities, while net realized gains of $0.7 million during the third quarter 2016 resulted from gains on sales of fixed maturity securities and common stock. Net realized gains of $1.5 million for the nine months ended September 30, 2017 primarily reflected gains from sales of fixed maturity securities, partially offset by losses from sales of equity securities, while net realized gains for the nine months ended September 30, 2016 primarily reflected gains from the sale of common stock, partially offset by losses from sales of fixed maturity securities.

Net impairment losses recognized in earnings
There were no impairment losses in the third quarter of 2017 or 2016. Net impairment losses were $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. Impairments were primarily related to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. In 2017, impairments also included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis.

Equity in earnings (losses) of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Private equity	$594	$(443)	$822	$(2,240)
Mezzanine debt	387	(120)	274	(26)
Real estate	556	(1,160)	803	1,987
Total equity in earnings (losses) of limited partnerships	$1,537	$(1,723)	$1,899	$(279)

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2017 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2016 and the first two quarters of 2017.

Equity in earnings of limited partnerships increased by $3.3 million in the third quarter of 2017, compared to the third quarter of 2016, and increased by $2.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in earnings during both periods was primarily due to higher earnings across all sectors, except for real estate for the nine months ended September 30, 2017, which decreased compared to the nine months ended September 30, 2016.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.0% to $5.1 billion for the nine months ended September 30, 2017 from $4.8 billion for the nine months ended September 30, 2016. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $8.4 billion at September 30, 2017, $7.7 billion at December 31, 2016, and $7.6 billion at September 30, 2016. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.6% at September 30, 2017, and 89.8% at December 31, 2016 and September 30, 2016.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	September 30, 2017	% to total	December 31, 2016	% to total
	(Unaudited)
Fixed maturities	$749,266	94%	$707,341	90%
Common stock	0	0	5,950	1
Limited partnerships:
Private equity	33,478	4	35,228	5
Mezzanine debt	4,797	1	6,010	1
Real estate	11,176	1	16,921	3
Real estate mortgage loans (1)	156	0	213	0
Total investments	$798,873	100%	$771,663	100%
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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $262.0 million, or 35%, of the total fixed maturity portfolio at September 30, 2017.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5.5 million at September 30, 2017, compared to $3.2 million at December 31, 2016.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At September 30, 2017
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$0	$15,558	$15,558
Communications	0	0	4,018	7,683	24,777	36,478
Consumer	0	1,064	4,651	33,576	48,210	87,501
Diversified	0	0	0	0	347	347
Energy	0	1,006	3,002	12,035	17,221	33,264
Financial	0	3,996	24,981	57,283	17,968	104,228
Government-municipal	105,004	148,164	8,798	0	0	261,966
Industrial	0	0	7,035	3,388	22,671	33,094
Structured securities(2)	70,879	32,202	12,073	5,415	8,018	128,587
Technology	0	3,987	0	6,056	14,814	24,857
U.S. treasury	0	11,834	0	0	0	11,834
Utilities	0	0	3,995	4,997	2,560	11,552
Total	$175,883	$202,253	$68,553	$130,433	$172,144	$749,266

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common stock
At December 31, 2016, equity securities carried at a fair value of $5.9 million classified as available-for-sale included certain exchange traded funds with underlying holdings of fixed maturity securities. These securities met the criteria of a common stock under U.S. GAAP, and were included on the Statements of Financial Position as available-for-sale equity securities. Changes in unrealized gains and losses on these securities were reflected in other comprehensive income.  The net unrealized loss on these securities, net of deferred taxes, was $0.1 million at December 31, 2016. There were no holdings in these securities as of September 30, 2017.

Limited partnerships
At September 30, 2017, investments in limited partnerships decreased from the investment levels at December 31, 2016.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2017 reflect the partnership activity experienced in the fourth quarter of 2016 and the first two quarters of 2017.

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

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2017	2016
	(Unaudited)
Net cash provided by operating activities	$120,334	$155,551
Net cash used in investing activities	(40,415)	(96,638)
Net cash used in financing activities	(84,363)	(101,989)
Net decrease in cash and cash equivalents	$(4,444)	$(43,076)

Net cash provided by operating activities was $120.3 million in the first nine months of 2017, compared to $155.6 million in the first nine months of 2016.  Decreased cash provided by operating activities for the first nine months of 2017 was primarily due to higher commissions and bonuses paid to agents, general operating expenses paid and pension contributions, compared to the first nine months of 2016. Cash paid for agent commissions and bonuses increased $40.6 million to $716.6 million in the first nine months of 2017 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Cash paid for general operating expenses increased $34.3 million to $168.0 million in the first nine months of 2017 driven by higher information technology-related professional fees and hardware and software costs. We contributed $19.0 million to our pension plan in the first quarter of 2017 and an additional $20.0 million in the third quarter of 2017, compared to $17.4 million in the first quarter of 2016.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions and their share of service department costs. Somewhat offsetting the decrease in cash provided in first nine months of 2017 was an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange, compared to the first nine months of 2016. At September 30, 2017, we recorded a net deferred tax asset of $47.6 million.  There was no deferred tax valuation allowance recorded at September 30, 2017.

Net cash used in investing activities totaled $40.4 million in the first nine months of 2017, compared to $96.6 million in the first nine months of 2016. The decrease in cash used for the first nine months of 2017, compared to the first nine months of 2016, was driven by more cash being generated from the sales, maturities and calls of available-for-sale securities. Also impacting our future investing activities are limited partnership commitments, which totaled $16.4 million at September 30, 2017, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $6.6 million, mezzanine debt securities was $8.2 million and real estate activities was $1.6 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is not expected to exceed $100 million and is being funded by the senior secured draw term loan credit facility of the same amount.

Net cash used in financing activities totaled $84.4 million in the first nine months of 2017, compared to $102.0 million in the first nine months of 2016. The decrease was due to the scheduled draw on the senior secured draw term loan credit facility of $25 million on June 1, 2017, offset by an increase in cash paid for dividends to shareholders.  We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2017, compared to 2016.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the cash draws required under the senior secured draw term loan credit facility, which will increase the cash provided by financing activities by another $25 million in 2017 and $25 million in 2018, while principal payments will not commence until 2019.

No shares of our Class A nonvoting common stock were repurchased in the first nine months of 2017 and 2016 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2017, based upon trade date.

In the first nine months of 2017, we purchased shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. In January 2017, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for our equity compensation plan, for which the shares were delivered to plan participants in January 2017. In February, May and August 2017, we purchased 2,662, 2,604 and 2,194 shares, respectively, to fund the rabbi trust for the outside director deferred compensation plan. The shares purchased in February for $0.3 million, or $118.69 per share, were transferred to the rabbi trust in March 2017. The shares purchased in May for $0.3 million, or $118.43 per share, were transferred to the rabbi trust in May 2017. The shares purchased in August for $0.3 million, or $128.42 per share, were transferred to the rabbi trust in August 2017. In June 2017, we purchased 46,884 shares for $5.7 million, or $122.40 per share, for the vesting of stock-based awards under the long-term incentive plan, which were delivered to plan participants in June 2017.

In the first nine months of 2016, we purchased shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. In May and August 2016, we purchased 2,041 and 2,713 shares, respectively, to fund the rabbi trust for the outside director deferred compensation plan. The shares purchased in May for $0.2 million, or $94.73 per share, were transferred to the rabbi trust in May 2016. The shares purchased in August for $0.3 million, or $99.28 per share, were transferred to the rabbi trust in August 2016. In May and June 2016, we purchased 7,661 shares for $0.8 million, or $98.20 per share, for the vesting of stock-based awards under the long-term incentive plan, which were delivered to plan participants in June 2016.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $184.6 million at September 30, 2017, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including investment grade bonds, which totaled approximately $357.9 million at September 30, 2017.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2017, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2017, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2017. Bonds with a fair value of $109.5 million were pledged as collateral on the line at September 30, 2017. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at September 30, 2017.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the nine months ended September 30, 2017 and 2016, we recognized interest income on the note of $1.3 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2017.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2016, Indemnity filed a motion to dismiss the Beltz II lawsuit. On September 30, 2016, the Directors filed their own motions to dismiss the Beltz II lawsuit. On July 17, 2017, the Court granted Indemnity’s and the Directors’ motions to dismiss the Beltz II lawsuit, dismissing the case in its entirety. The Court ruled that “the Subscriber’s Agreement does not govern the separate and additional charges at issue in the Complaint” and, therefore, dismissed the breach of contract claim against Indemnity for failure to state a claim.  The Court also ruled that the remaining claims, including the claims for breach of fiduciary duty against Indemnity and the Directors, are barred by the applicable statutes of limitation or fail to state legally cognizable claims. On August 14, 2017, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

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

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending September 30, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2017.

During the quarter ending September 30, 2017, we purchased 2,194 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $128.42 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in August 2017.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Second Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated October 17, 2017.

10.2*	Amended Appendix A (Building List) to Lease Agreement between Erie Insurance Exchange and Erie Indemnity Company effective January 1, 2017, dated October 25, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 26, 2017	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO