Form 10-Q
period 2018-03-31
ERIE INDEMNITY CO
filed 2018-04-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at April 13, 2018.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 13, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$405,978	$392,058
Management fee revenue - administrative services, net	13,074	—
Administrative services reimbursement revenue	145,963	—
Service agreement revenue	7,145	7,258
Total operating revenue	572,160	399,316

Operating expenses
Cost of operations - policy issuance and renewal services	348,630	332,376
Cost of operations - administrative services	145,963	—
Total operating expenses	494,593	332,376
Operating income	77,567	66,940

Investment income
Net investment income	6,820	5,981
Net realized investment (losses) gains	(465)	516
Net impairment losses recognized in earnings	0	(121)
Equity in (losses) earnings of limited partnerships	(192)	213
Total investment income	6,163	6,589

Interest expense, net	553	166
Other income (expense)	44	(409)
Income before income taxes	83,221	72,954
Income tax expense	17,463	25,078
Net income	$65,758	$47,876

Net income per share
Class A common stock – basic	$1.41	$1.03
Class A common stock – diluted	$1.26	$0.91
Class B common stock – basic and diluted	$212	$154

Weighted average shares outstanding – Basic
Class A common stock	46,187,908	46,188,522
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,310,628	52,408,560
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.8400	$0.7825
Class B common stock	$126.000	$117.375

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2018	2017
Net income	$65,758	$47,876

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(5,427)	1,521

Comprehensive income	$60,331	$49,397

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$119,627	$215,721
Available-for-sale securities	96,574	71,190
Receivables from Erie Insurance Exchange and affiliates	415,343	418,328
Prepaid expenses and other current assets	43,061	34,890
Federal income taxes recoverable	14,716	29,900
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Accrued investment income	6,425	6,853
Total current assets	720,746	801,882

Available-for-sale securities	633,230	687,523
Equity securities	12,583	—
Limited partnership investments	44,114	45,122
Fixed assets, net	88,448	83,149
Deferred income taxes, net	29,055	19,390
Other assets	45,300	28,793
Total assets	$1,573,476	$1,665,859

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$240,848	$228,124
Agent bonuses	30,232	122,528
Accounts payable and accrued liabilities	95,789	104,533
Dividends payable	39,119	39,116
Contract liability	31,951	—
Deferred executive compensation	9,710	15,605
Total current liabilities	447,649	509,906

Defined benefit pension plans	176,598	207,530
Employee benefit obligations	313	423
Contract liability	16,910	—
Deferred executive compensation	16,096	14,452
Long-term borrowings	74,726	74,728
Other long-term liabilities	1,029	1,476
Total liabilities	733,321	808,515

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,461	16,470
Accumulated other comprehensive loss	(161,486)	(156,059)
Retained earnings	2,129,100	2,140,853
Total contributed capital and retained earnings	1,986,245	2,003,434
Treasury stock, at cost; 22,110,132 shares held	(1,157,331)	(1,155,668)
Deferred compensation	11,241	9,578
Total shareholders’ equity	840,155	857,344
Total liabilities and shareholders’ equity	$1,573,476	$1,665,859

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Management fee received	$418,897	$389,346
Administrative services reimbursements received	150,422	—
Service agreement fee received	7,145	7,258
Net investment income received	8,951	7,553
Limited partnership distributions	426	643
Decrease in reimbursements collected from affiliates	—	(11,066)
Commissions paid to agents	(192,803)	(182,652)
Agents bonuses paid	(122,607)	(111,275)
Salaries and wages paid	(54,668)	(47,442)
Pension contribution and employee benefits paid	(49,199)	(26,557)
General operating expenses paid	(59,033)	(61,000)
Administrative services expenses paid	(146,935)	—
Income taxes (paid) recovered	(276)	234
Interest paid	(550)	(164)
Net cash used in operating activities	(40,230)	(35,122)

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(77,263)	(65,521)
Equity securities	(1,035)	—
Limited partnerships	(31)	(111)
Proceeds from investments:
Available-for-sale securities sales	57,717	16,633
Available-for-sale securities maturities/calls	28,473	43,460
Equity securities	1,055	—
Limited partnerships	910	3,396
Net purchase of fixed assets	(8,691)	(3,551)
Net distributions on agent loans	(17,874)	(1,387)
Net cash used in investing activities	(16,739)	(7,081)

Cash flows from financing activities
Dividends paid to shareholders	(39,116)	(36,441)
Net costs from long-term borrowings	(9)	(10)
Net cash used in financing activities	(39,125)	(36,451)

Net decrease in cash and cash equivalents	(96,094)	(78,654)
Cash and cash equivalents, beginning of period	215,721	189,072
Cash and cash equivalents, end of period	$119,627	$110,418

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance, and investment management services for its insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf.  Pursuant to the subscriber's agreement for acting as attorney-in-fact in these two capacities, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange.

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. See Note 12, "Concentrations of Credit Risk".

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 22, 2018.

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

Recently adopted accounting standards
We adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606") on January 1, 2018, using the modified retrospective method applied to all contracts. We recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information for periods preceding January 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for those periods.
Under ASC 606, we determined that we have two performance obligations under the subscriber’s agreement. The first performance obligation is providing policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. Therefore, upon adoption of ASC 606 beginning January 1, 2018, the management fee earned per the subscriber’s agreement, currently 25% of all direct and assumed premiums written by the Exchange, will be allocated between the two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive related to the administrative services will be presented gross in our Statement of Operations effective January 1, 2018. There was no significant impact to service agreement revenue upon adoption of ASC 606.
Revenue allocated to the policy issuance and renewal services continues to be recognized at the time of policy issuance or renewal because it is at the time of policy issuance or renewal when the economic benefits of the service Indemnity provides (i.e. the substantially completed policy issuance or renewal service) and the control of the promised asset (i.e. the executed insurance policy) transfers to the customer. A significant portion of the management fee is currently allocated to this performance obligation and therefore, the related revenue recognition pattern for the vast majority of our revenues will remain unchanged.
The revenue allocated to the second performance obligation will be recognized over several years in correlation with the costs incurred because the economic benefit of the services provided (i.e. management of the administrative services) transfers to the customer over a period of time. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. On January 1, 2018, we established a contract liability of $48.5 million representing the portion of revenue not yet earned related to the administrative services to be provided in subsequent years. We recorded a related deferred tax asset of $10.2 million and a cumulative effect adjustment that reduced retained earnings by $38.3 million. The adoption of ASC 606 changed the presentation of our Statement of Cash Flows, but had no net impact to our cash flows.

The cumulative effect of the changes made to our Statement of Financial Position at January 1, 2018 were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Statement of Financial Position:
Assets
Deferred tax asset	$19,390	$10,188	$29,578
Liabilities
Contract liability	—	48,514	48,514
Equity
Retained earnings	2,140,853	(38,326)	2,102,527

The impact of adoption on our Statement of Financial Position and Statement of Operations at March 31, 2018 was as follows:

	March 31, 2018
(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)
	(Unaudited)
Statement of Financial Position:
Assets
Deferred tax asset	$29,055	$18,794	$10,261
Liabilities
Contract liability	48,861	—	48,861
Equity
Retained earnings	2,129,100	2,167,700	(38,600)

Statement of Operations:
Management fee revenue allocated to policy issuance and renewal services, gross	$407,236	$420,699	$(13,463)
Less: change in allowance for management fee returned on cancelled policies	(1,258)	(1,300)	42
Management fee revenue allocated to policy issuance and renewal services, net	$405,978	$419,399	$(13,421)

Management fee revenue allocated to administrative services, gross	$13,088	$—	$13,088
Less: change in allowance for management fee returned on cancelled policies	(14)	—	(14)
Management fee revenue allocated to administrative services, net	13,074	—	13,074
Administrative services reimbursement revenue	145,963	—	145,963
Total revenue allocated to administrative services	$159,037	$—	$159,037

Administrative services expenses	$145,963	$—	$145,963

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs to be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations on a retrospective basis. This amendment also allows only the service cost component to be eligible for capitalization, when applicable, prospectively after the effective date. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018 and have included the other components of net benefit costs in "Other income (expense)" in the Statements of Operations and conformed the prior-period presentation. The adoption of this guidance did not have a material impact on the presentation of our financial statements or related disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall". ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance on a prospective basis effective January 1, 2018. The adoption of this guidance resulted in reclassifying unrealized losses, net of tax, on equity securities from accumulated other comprehensive loss to retained earnings, which reduced retained earnings by $0.1 million at January 1, 2018. Equity securities are now presented separately in our Statement of Financial Position at March 31, 2018. Our disclosures were prepared in accordance with this guidance.

Recently issued accounting standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our invested assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. The other material financial assets subject to this guidance include our receivables from Erie Insurance Exchange and its subsidiaries. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. We do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

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

Recognition of management fee revenue
We earn management fees from the Exchange under the subscriber’s agreement for services provided. Pursuant to the subscriber’s agreement, we may retain up to 25% of all direct and assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange. Upon adoption of ASC 606 beginning January 1, 2018, we determined we have two performance obligations under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact with respect to the administrative services. Beginning January 1, 2018, our management fee revenue is allocated to these two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services.

Management fee revenue allocated to the policy issuance and renewal services is recognized at the time of policy issuance or renewal, because it is at the time of policy issuance or renewal when the economic benefit of the service we provide (the substantially completed policy issuance or renewal service) and the control of the promised asset (the executed insurance policy) transfers to the customer.

Management fee revenue allocated to the second performance obligation relates to us acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to the administrative services and is recognized over a four-year period representing the time over which the economic benefit of the services provided (i.e. management of the administrative services) transfers to the customer.

Administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. Common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable. Prior to the adoption of ASC 606, we recorded the reimbursements we receive for the administrative services expenses as receivables from the Exchange and its subsidiaries with a corresponding reduction to our expenses. Upon adoption of ASC 606 on January 1, 2018, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations. Reimbursements are settled on a monthly basis. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Reclassifications
Certain amounts previously reported in the 2017 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation.  Such reclassifications resulted from new accounting guidance and only affected the Statements of Operations.  Most notably, "Commissions", "Salaries and employee benefits", and "All other operating expenses" have been combined within "Cost of operations - policy issuance and renewal services" in the Statements of Operations (See Note 3, "Revenue").  These reclassifications had no effect on previously reported net income.

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. Pursuant to the subscriber’s agreement, we earn a management fee calculated as a percentage, not to exceed 25%, of all direct and assumed written premiums of the Exchange. We account for management fee revenue earned under the subscriber’s agreement in accordance with ASC 606, which we adopted on January 1, 2018, using the modified retrospective method. See Note 2, "Significant Accounting Policies" for further discussion of the adoption, including the impact on our financial statements.
We allocate a portion of our management fee revenue, currently 25% of the direct and assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services.

The first performance obligation is to provide policy issuance and renewal services that result in executed insurance policies between the Exchange or one of its insurance subsidiaries and the subscriber (policyholder). Our customer, the subscriber (policyholder), receives economic benefits when substantially all the policy issuance or renewal services are complete and an insurance policy is issued or renewed by the Exchange or one of its insurance subsidiaries. It is at the time of policy issuance or renewal that the allocated portion of revenue is recognized.

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over time as these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statement of Financial Position. We recorded a contract liability of $48.5 million at January 1, 2018, upon adoption of ASC 606. The management fee revenue recognized as earned for these services for the three months ended March 31, 2018 was $13.1 million. Beginning with the adoption of ASC 606 on January 1, 2018, the administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

A constraining estimate exists around the management fee received as consideration related to the potential for management fee to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations:

	Three months ended March 31,
(in thousands)	2018	2017
Management fee revenue - policy issuance and renewal services	$405,978	$392,058

Management fee revenue - administrative services	13,074	—
Administrative services reimbursement revenue	145,963	—
Total administrative services	$159,037	$—

Note 4.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 10, "Capital Stock".

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended March 31,
	2018			2017
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$65,220	46,187,908	$1.41	$47,484	46,188,522	$1.03
Dilutive effect of stock-based awards	0	21,920	—	0	119,238	—
Assumed conversion of Class B shares	538	6,100,800	—	392	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$65,758	52,310,628	$1.26	$47,876	52,408,560	$0.91
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$538	2,542	$212	$392	2,542	$154

Note 5. Fair Value

Our available-for-sale debt securities and equity securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale debt securities and equity securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although virtually all of our prices are obtained from third party sources, we also perform an internal pricing review on outliers, which include securities with price changes inconsistent with current market conditions. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At March 31, 2018
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$36,464	$0	$36,464	$0
States & political subdivisions	261,152	0	261,152	0
Foreign government securities	501	0	501	0
Corporate debt securities	299,599	0	293,290	6,309
Residential mortgage-backed securities	24,110	0	24,110	0
Commercial mortgage-backed securities	33,675	0	33,675	0
Collateralized debt obligations	71,305	0	71,305	0
Other debt securities	2,998	0	2,998	0
Total available-for-sale securities	729,804	0	723,495	6,309
Equity securities:
Nonredeemable preferred stock - financial services sector	12,583	1,993	10,590	0
Total equity securities	12,583	1,993	10,590	0
Other investments (1)	4,429	—	—	—
Total	$746,816	$1,993	$734,085	$6,309

	At December 31, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$11,734	$0	$11,734	$0
States & political subdivisions	259,264	0	259,264	0
Foreign government securities	503	0	503	0
Corporate debt securities	346,523	0	338,644	7,879
Residential mortgage-backed securities	25,571	0	25,571	0
Commercial mortgage-backed securities	32,804	0	32,804	0
Collateralized debt obligations	58,034	0	55,834	2,200
Other debt securities	11,528	0	11,528	0
Total fixed maturities	745,961	0	735,882	10,079
Nonredeemable preferred stock - financial services sector	11,659	2,015	9,644	0
Nonredeemable preferred stock - utilities sector	1,093	0	1,093	0
Total available-for-sale securities	758,713	2,015	746,619	10,079
Other investments (1)	4,816	—	—	—
Total	$763,529	$2,015	$746,619	$10,079

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, no contributions were made and no distributions were received from these investments. During the year ended December 31, 2017, no contributions were made and distributions totaling $0.5 million were received from these investments. There were no unfunded commitments related to the investments as of March 31, 2018 and December 31, 2017.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs. Transfers into and out of level classifications in 2017 are reported as having occurred at the beginning of the quarter in which the transfers occurred. Effective January 1, 2018, we changed our policy to recognize transfers as occurring at the end of the quarter in which the transfers occurred. This change is applied prospectively due to the immaterial impact on prior year disclosures.

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2018 and 2017.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$(9)	$5	$0	$(493)	$2,412	$(3,485)	$6,309
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Total Level 3 available-for-sale securities	$10,079	$(9)	$12	$0	$(493)	$2,412	$(5,692)	$6,309

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$(50)	$(25)	$1,871	$(1,849)	$2,185	$(1,681)	$9,803
Total Level 3 available-for-sale securities	$9,352	$(50)	$(25)	$1,871	$(1,849)	$2,185	$(1,681)	$9,803

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding broker quotes totaled $6.3 million at March 31, 2018. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

	At March 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities priced via pricing services	$729,804	$0	$723,495	$6,309
Equity securities priced via pricing services	12,583	1,993	10,590	0
Other investments priced via unobservable inputs (1)	4,429	—	—	—
Total	$746,816	$1,993	$734,085	$6,309

(1)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the NAV practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The fair value of these investments is based on the NAV information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2018.

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities:

	At March 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$36,740	$0	$276	$36,464
States & political subdivisions	260,153	3,663	2,664	261,152
Foreign government securities	501	0	0	501
Corporate debt securities	302,395	1,008	3,804	299,599
Residential mortgage-backed securities	23,980	357	227	24,110
Commercial mortgage-backed securities	34,663	12	1,000	33,675
Collateralized debt obligations	71,200	206	101	71,305
Other debt securities	2,986	12	0	2,998
Total available-for-sale securities	$732,618	$5,258	$8,072	$729,804

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$11,873	$0	$139	$11,734
States & political subdivisions	254,533	5,351	620	259,264
Foreign government securities	501	2	0	503
Corporate debt securities	346,759	1,688	1,924	346,523
Residential mortgage-backed securities	25,324	371	124	25,571
Commercial mortgage-backed securities	33,475	26	697	32,804
Collateralized debt obligations	57,838	237	41	58,034
Other debt securities	11,496	32	0	11,528
Total fixed maturities	741,799	7,707	3,545	745,961
Nonredeemable preferred stock - financial services sector	11,719	15	75	11,659
Nonredeemable preferred stock - utilities sector	1,118	0	25	1,093
Total available-for-sale securities	$754,636	$7,722	$3,645	$758,713

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2018, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2018
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$96,656	$96,574
Due after one year through five years	254,866	255,157
Due after five years through ten years	258,775	257,096
Due after ten years	122,321	120,977
Total available-for-sale securities	$732,618	$729,804

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$34,984	$232	$1,480	$44	$36,464	$276	5
States & political subdivisions	103,285	1,934	13,896	730	117,181	2,664	59
Corporate debt securities	180,493	3,290	28,812	514	209,305	3,804	438
Residential mortgage-backed securities	4,779	94	6,476	133	11,255	227	14
Commercial mortgage-backed securities	15,108	264	11,816	736	26,924	1,000	23
Collateralized debt obligations	27,463	101	0	0	27,463	101	18
Other debt securities	333	0	0	0	333	0	1
Total available-for-sale securities	$366,445	$5,915	$62,480	$2,157	$428,925	$8,072	558
Quality breakdown of available-for-sale securities:
Investment grade	$286,647	$3,671	$58,721	$1,693	$345,368	$5,364	194
Non-investment grade	79,798	2,244	3,759	464	83,557	2,708	364
Total available-for-sale securities	$366,445	$5,915	$62,480	$2,157	$428,925	$8,072	558

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$10,237	$110	$1,497	$29	$11,734	$139	4
States & political subdivisions	52,553	288	14,361	332	66,914	620	33
Corporate debt securities	171,154	1,585	31,113	339	202,267	1,924	331
Residential mortgage-backed securities	4,156	29	7,064	95	11,220	124	11
Commercial mortgage-backed securities	10,836	85	11,984	612	22,820	697	19
Collateralized debt obligations	21,598	41	0	0	21,598	41	12
Other debt securities	1,499	0	0	0	1,499	0	1
Total fixed maturities	272,033	2,138	66,019	1,407	338,052	3,545	411
Nonredeemable preferred stock - financial services sector	9,644	25	0	0	9,644	25	1
Nonredeemable preferred stock - utilities sector	1,093	75	0	0	1,093	75	5
Total available-for-sale securities	$282,770	$2,238	$66,019	$1,407	$348,789	$3,645	417
Quality breakdown of fixed maturities:
Investment grade	$214,586	$1,064	$62,193	$985	$276,779	$2,049	158
Non-investment grade	57,447	1,074	3,826	422	61,273	1,496	253
Total fixed maturities	$272,033	$2,138	$66,019	$1,407	$338,052	$3,545	411

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Three months ended March 31,
(in thousands)	2018	2017
Fixed maturities (1)	$6,110	$5,904
Equity securities	142	32
Cash equivalents and other	1,008	521
Total investment income	7,260	6,457
Less: investment expenses	440	476
Investment income, net of expenses	$6,820	$5,981

    (1) Includes interest earned on note receivable from Erie Family Life Insurance Company ("EFL") of $0.4 million in 2018 and 2017.

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Available-for-sale securities:
Gross realized gains	$340	$580
Gross realized losses	(685)	(158)
Net realized (losses) gains on available-for-sale securities	(345)	422
Equity securities	(120)	—
Miscellaneous	0	94
Net realized investment (losses) gains	$(465)	$516

The portion of net unrealized losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Equity securities: (1)
Total net realized losses	$(120)	$—
Less: net losses realized on securities sold	(34)	—
Net unrealized losses recognized during the period on securities held at reporting date	$(86)	$—

(1) With the adoption of ASU 2016-01, effective January 1, 2018, changes in unrealized gains and losses on equity securities are included in net realized investment gains (losses) in the Statement of Operations. The adoption of this guidance resulted in a reclassification of net unrealized losses of $0.1 million from accumulated other comprehensive loss to retained earnings at January 1, 2018.

There were no other-than-temporary impairments on available-for-sale securities recognized in earnings during the quarter ended March 31, 2018. Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.1 million for the quarter ended March 31, 2017. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through March 31, 2018 are comprised of partnership financial results for the fourth quarter of 2017.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2018. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in (losses) earnings of limited partnerships by method of accounting are included below:

	Three months ended March 31,
(in thousands)	2018	2017
Equity in earnings of limited partnerships accounted for under the equity method	$195	$250
Change in fair value of limited partnerships accounted for under the fair value option	(387)	(37)
Equity in (losses) earnings of limited partnerships	$(192)	$213

The following table summarizes limited partnership investments by sector:

(in thousands)	At March 31, 2018	At December 31, 2017
Private equity	$31,705	$31,663
Mezzanine debt	3,288	3,516
Real estate	4,692	5,127
Real estate - fair value option	4,429	4,816
Total limited partnership investments	$44,114	$45,122

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 7.  Borrowing Arrangements

Bank line of credit
As of March 31, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2018.  Bonds with a fair value of $108.6 million were pledged as collateral on the line at March 31, 2018. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of March 31, 2018. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at March 31, 2018.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million will be drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018 ("Draw Period"). During the Draw Period, we will make monthly interest only payments under the Credit Facility and thereafter the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the Draw Period. Total draws against the facility are $75 million as of March 31, 2018. Bonds with a fair value of $108.8 million were pledged as collateral for the facility and are reported as available-for-sale debt securities in the Statements of Financial Position as of March 31, 2018. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2018.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at March 31, 2018 was $70.4 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of March 31, 2018.

The scheduled maturity of the $100 million Credit Facility begins on January 1, 2019 with annual principal payments of $1.9 million in 2019, $2.0 million in 2020, $2.0 million in 2021, $2.1 million in 2022, $2.2 million in 2023 and $89.8 million thereafter.

Note 8.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 59% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

An accelerated contribution of $40 million was made to the defined benefit pension plan in the first quarter of 2018, and an additional $40 million contribution was made in April 2018.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $19.0 million at March 31, 2018 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Service cost for benefits earned	$9,513	$7,777
Interest cost on benefits obligation	8,846	8,569
Expected return on plan assets	(12,815)	(10,317)
Prior service cost amortization	338	218
Net actuarial loss amortization	3,202	2,325
Pension plan cost (1)	$9,084	$8,572

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

The effective tax rate may differ from the statutory federal tax rate primarily due to permanent differences for tax exempt interest income.

Income tax amounts are estimates based on our initial analysis and current interpretation of the Tax Cuts and Jobs Act enacted in 2017. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission or the FASB, these estimates may be adjusted during 2018.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2018 and the year ended December 31, 2017. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2018 and the year ended December 31, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2018.

During the three months ended March 31, 2018, we purchased 17,291 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.1 million. Of this amount, we purchased 3,250 shares for $0.4 million, or $119.83 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 2,284 shares for $0.3 million, or $114.87 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 11,757 shares were purchased at a total cost of $1.4 million, or $119.17 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2018.

During the year ended December 31, 2017, we purchased 60,332 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $7.3 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 9,663 shares for $1.2 million, or $121.85 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered in 2017.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
(in thousands)	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI, beginning of period	$3,410	$716	$2,694	$3,954	$1,384	$2,570
OCI before reclassifications	(7,130)	(1,497)	(5,633)	2,640	924	1,716
Realized investment losses (gains)	345	72	273	(422)	(148)	(274)
Impairment losses	0	0	0	121	42	79
Cumulative effect of adopting ASU 2016-01 (2)	(85)	(18)	(67)	—	—	—
OCI (loss)	(6,870)	(1,443)	(5,427)	2,339	818	1,521
AOCI, end of period	$(3,460)	$(727)	$(2,733)	$6,293	$2,202	$4,091

Pension and other postretirement plans: (3)
AOCI (loss), beginning of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
AOCI (loss), end of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of period	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)
Investment securities	(6,870)	(1,443)	(5,427)	2,339	818	1,521
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(6,870)	(1,443)	(5,427)	2,339	818	1,521
AOCI (loss), end of period	$(204,414)	$(42,928)	$(161,486)	$(184,402)	$(64,542)	$(119,860)

(1)	Deferred taxes were recognized at the corporate rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

(2)	ASU 2016-01 required a reclassification of unrealized losses of equity securities from AOCI to retained earnings at January 1, 2018. See Note 2, "Significant Accounting Policies".

(3)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its subsidiaries. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its subsidiaries were $415.3 million and $418.3 million at March 31, 2018 and December 31, 2017, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $14.3 million related to our limited partnership investments at March 31, 2018.  These commitments are split among private equity securities of $5.8 million, mezzanine debt securities of $8.2 million, and real estate activities of $0.3 million.  These commitments will be funded as required by the limited partnership agreements.

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

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

•	dependence upon our relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	dependence upon our relationship with the Exchange and the growth of the Exchange, including:

◦	general business and economic conditions;

◦	factors affecting insurance industry competition;

◦	dependence upon the independent agency system; and

◦	ability to maintain our reputation for customer service;

•	dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:

◦	the Exchange's ability to maintain acceptable financial strength ratings;

◦	factors affecting the quality and liquidity of the Exchange's investment portfolio;

◦	changes in government regulation of the insurance industry;

◦	emerging claims and coverage issues in the industry; and

◦	severe weather conditions or other catastrophic losses, including terrorism;

•	costs of providing policy issuance and renewal services to the Exchange under the subscriber's agreement;

•	credit risk from the Exchange;

•	ability to attract and retain talented management and employees;

•	ability to ensure system availability and effectively manage technology initiatives;

•	difficulties with technology or data security breaches, including cyber attacks;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of our investment portfolio;

•	our ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers". ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. (See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report.) We adopted ASC 606 as of January 1, 2018 using the modified retrospective method.

Under ASC 606, we determined that we are acting as the attorney-in-fact for the subscribers at the Exchange in two capacities pursuant to the subscriber's agreement. The first is providing policy issuance and renewal services. The second is acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all claims handling, life insurance, and investment management services, collectively referred to as "administrative services". Beginning January 1, 2018, the management fee, currently 25% of all direct and assumed premiums written by the Exchange, will be allocated between the two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations effective January 1, 2018.

A significant portion of the management fee will be allocated to the policy issuance and renewal services and recognized at a point in time, i.e. the time of policy issuance or renewal. Therefore, the related revenue recognition pattern for the vast majority of our revenues remains unchanged. The management fee allocated to the administrative services will be recognized as revenue over a four-year period in correlation to costs incurred. Upon adoption at January 1, 2018, we established a contract liability related to the administrative services of $48.5 million, a deferred tax asset of $10.2 million, and recorded a cumulative effect adjustment that reduced shareholders' equity by $38.3 million. If ASC 606 had been effective in 2017, based on current estimates our revenue would have been reduced by approximately $0.3 million in the first quarter of 2017, and reduced by approximately $2.8 million for the year ended 2017.

RECENT ACCOUNTING STANDARDS

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of other recently adopted as well as recently issued accounting standards and the impact on our financial statements if known.

OPERATING OVERVIEW

Overview
We serve as the attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurer that writes property and casualty insurance. Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services.

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange. The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation generally comprises approximately two-thirds of our policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2018	2017	% Change
	(Unaudited)
Operating income	$77,567	$66,940	15.9%
Total investment income	6,163	6,589	(6.5)
Interest expense, net	553	166	NM
Other income (expense)	44	(409)	NM
Income before income taxes	83,221	72,954	14.1
Income tax expense	17,463	25,078	(30.4)
Net income	$65,758	$47,876	37.4%
Net income per share - diluted	$1.26	$0.91	37.6%

NM = not meaningful

Operating income increased in the first quarter of 2018, compared to the first quarter of 2017, as the growth in total operating revenue outpaced the growth in total operating expenses. Management fee revenue for policy issuance and renewal services increased $13.9 million in the first quarter of 2018, compared to the first quarter of 2017. Management fee revenue allocated to administrative services was $13.1 million in the first quarter of 2018. No management fee revenue was allocated to administrative services in the first quarter of 2017. Management fee revenue is based upon the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2018 and 2017. The direct and assumed premiums written by the Exchange increased 7.0% to $1.7 billion in the first quarter of 2018, compared to the first quarter of 2017. The administrative services reimbursement revenue and corresponding cost of operations impact both total operating revenue and total operating expenses by $146.0 million, but have no net impact on operating income.

Cost of operations for policy issuance and renewal services increased 4.9% in the first quarter of 2018, compared to the first quarter of 2017, driven by higher commissions from direct written premium growth and higher personnel costs, which included additional employee bonuses awarded as a result of tax savings realized from the lower tax rate that became effective January 1, 2018.

Total investment income decreased $0.4 million in the first quarter of 2018, compared to the first quarter of 2017, primarily driven by net realized losses on investments.

Income tax expense decreased by $11.4 million due the lower income tax rate of 21% that became effective January 1, 2018, partially offset by an increase in deferred tax expense.

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

RESULTS OF OPERATIONS

Management fee revenue
On January 1, 2018, we adopted ASC 606, "Revenue from Contracts with Customers". Upon adoption, we determined we have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities. Upon adoption of ASC 606, we are required to allocate our revenues between our performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services.

The management fee is calculated by multiplying all direct and assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2018 and 2017.  Changes in the management fee rate can affect our revenue and net income significantly.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and assumed premiums written by the Exchange	$1,682,794	$1,573,031	7.0%
Management fee rate	24.2%	25.0%
Management fee revenue	407,236	393,258	3.6
Change in allowance for management fee returned on cancelled policies(1)	(1,258)	(1,200)	NM
Management fee revenue - policy issuance and renewal services, net(2)	$405,978	$392,058	3.6%

Administrative services
Direct and assumed premiums written by the Exchange	$1,682,794	$1,573,031	7.0%
Management fee rate	0.8%	—
Management fee revenue	13,462	—	N/A
Change in contract liability(3)	(374)	N/A	N/A
Change in allowance for management fee returned on cancelled policies(1)	(14)	N/A	N/A
Management fee revenue - administrative services, net	13,074	—	N/A
Administrative services reimbursement revenue	145,963	—	N/A
Total revenue from administrative services	$159,037	$—	N/A %

NM = not meaningful
N/A = not applicable

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
The allocation of management fee revenue between the two performance obligations beginning January 1, 2018, caused the growth in management fee revenue - policy issuance and renewal services not to correspond directly with the growth in direct and assumed premiums written by the Exchange in the first quarter of 2018 compared to the first quarter of 2017.

(3)
With the adoption of ASC 606 effective January 1, 2018, management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies and Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 7.0% to $1.7 billion in the first quarter of 2018 compared to the first quarter of 2017, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.5% in the first quarter of 2018 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.2% in the first quarter of 2017.  The year-over-year average premium per policy for all lines of business increased 2.6% at March 31, 2018, compared to 2.8% at March 31, 2017.
Premiums generated from new business increased 7.6% to $217 million in the first quarter of 2018, compared to an increase of 12.2% to $202 million in the first quarter of 2017.  Underlying the trend in new business premiums was a 1.3% increase in new business policies written in the first quarter of 2018, compared to a 7.4% increase in the first quarter of 2017, while the year-over-year average premium per policy on new business increased 4.7% at March 31, 2018, compared to 3.6% at March 31, 2017. Premiums generated from renewal business increased 6.9% to $1.5 billion in the first quarter of 2018, compared to an increase of 5.9% to $1.4 billion in the first quarter of 2017.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.3% at March 31, 2018, compared to 2.6% at March 31, 2017, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 7.2% to $1.1 billion in the first quarter of 2018, compared to 7.7% in the first quarter of 2017, driven by an increase of 3.6% in total personal lines policies in force and an increase of 3.1% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 6.5% to $535 million in the first quarter of 2018, from $502 million in the first quarter of 2017, driven by a 2.4% increase in total commercial lines policies in force and a 1.9% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – The Exchange plans to continue its efforts to grow premiums and improve its competitive position in the marketplace.  Expanding the size of its agency force through a careful agency selection process and increased market penetration in our existing operating territories is expected to contribute to future growth as existing and new agents build their books of business.

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

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$405,978	$392,058	3.6%
Service agreement revenue	7,145	7,258	(1.5)
	413,123	399,316	3.5
Cost of policy issuance and renewal services	348,630	332,376	4.9
Operating income - policy issuance and renewal services	$64,493	$66,940	(3.7)%

Policy issuance and renewal services
We allocate a portion of the management fee, which currently equates to 24.2% of the direct and assumed premiums written by the Exchange, for providing policy issuance and renewal services. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Despite the growth in policies in force, the decrease in service agreement revenue reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.  The shift to these plans is driven by the consumers' desire to avoid paying service charges and to take advantage of the discount.

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
	(Unaudited)
Commissions:
Total commissions	$234,094	$220,478	6.2%
Non-commission expense:
Underwriting and policy processing	$38,594	$35,413	9.0%
Information technology	33,949	34,775	(2.4)
Sales and advertising	14,772	13,580	8.8
Customer service	8,245	6,635	24.3
Administrative and other	18,976	21,495	(11.7)
Total non-commission expense	114,536	111,898	2.4
Total cost of policy issuance and renewal services	$348,630	$332,376	4.9%

Commissions – Commissions increased $13.6 million in the first quarter of 2018 compared to the same period in 2017. The increase was driven by the 7.0% increase in direct and assumed premiums written by the Exchange.

Non-commission expense – Non-commission expense increased $2.6 million in the first quarter of 2018 compared to the same period in 2017.  Underwriting and policy processing costs increased $3.2 million primarily due to increased personnel costs and underwriting report costs. Information technology costs decreased $0.8 million primarily due to lower professional fees, somewhat offset by higher personnel costs. Sales and advertising costs increased $1.2 million primarily due to increased personnel and advertising costs. Customer service costs increased $1.6 million primarily due to increased personnel costs and credit card processing fees. Administrative and other expenses decreased $2.5 million driven by a decrease in long-term incentive plan cost due to a decrease in the company stock price during the first quarter of 2018 compared to an increase in the company stock price during the first quarter of 2017. Personnel costs in all expense categories were impacted by additional bonuses of approximately $4.8 million awarded to all employees as a result of tax savings realized from the lower corporate income tax rate that became effective January 1, 2018.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
	(Unaudited)
Management fee revenue - administrative services, net	$13,074	$—	N/A	%
Administrative services reimbursement revenue	145,963	—	N/A
Total revenue allocated to administrative services	159,037	—	N/A
Administrative services expenses
Claims handling services	128,105	—	N/A
Investment management services	8,288	—	N/A
Life management services	9,570	—	N/A
Operating income - administrative services	$13,074	$—	N/A	%

N/A = not applicable

Administrative services
We allocate a portion of the management fee, which currently equates to 0.8% of the direct and assumed premiums written by the Exchange, to the administrative services. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. Beginning with the adoption of ASC 606 on January 1, 2018, the administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

Cost of administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements.  We record these reimbursements due from the Exchange and its insurance subsidiaries as a receivable.

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
	(Unaudited)
Net investment income	$6,820	$5,981	14.0%
Net realized investment (losses) gains	(465)	516	NM
Net impairment losses recognized in earnings	0	(121)	NM
Equity in (losses) earnings of limited partnerships	(192)	213	NM
Total investment income	$6,163	$6,589	(6.5)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $0.8 million in the first quarter of 2018, compared to the first quarter of 2017, primarily due to increases in income from cash and cash equivalents of $0.5 million, primarily due to higher rates, and from bond and preferred stock income of $0.2 million and $0.1 million, respectively, due to higher invested balances.

Net realized investments (losses) gains
A breakdown of our net realized investment (losses) gains is as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Securities sold:	(Unaudited)
Fixed maturities	$(345)	$422
Equity securities	(59)	0
Equity securities decreases in fair value(1)	(61)	0
Miscellaneous	0	94
Net realized investment (losses) gains (2)	$(465)	$516

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)	See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains.

Net realized losses of $0.5 million during the first quarter of 2018 reflected losses from sales of fixed maturity and equity securities and decreases in fair value of equity securities, while net realized gains of $0.5 million during the first quarter of 2017 were driven by sales of fixed maturity securities.

Net impairment losses recognized in earnings
There were no impairment losses in the first quarter of 2018 and $0.1 million in the first quarter of 2017. Impairments in 2017 were primarily related to several securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in (losses) earnings of limited partnerships
The components of equity in (losses) earnings of limited partnerships are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
	(Unaudited)
Private equity	$336	$551
Mezzanine debt	78	(146)
Real estate	(606)	(192)
Total equity in (losses) earnings of limited partnerships	$(192)	$213

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2018 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2017.

Equity in earnings of limited partnerships decreased by $0.4 million in the first quarter of 2018, compared to the first quarter of 2017 primarily due to increased losses in the real estate sector.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". As of December 31, 2017, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2017, only approximately 12% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 7.0% to $1.7 billion in the first quarter of 2018 from $1.6 billion in the first quarter of 2017. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $8.8 billion at March 31, 2018 and December 31, 2017, and $7.9 billion at March 31, 2017. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.6% at March 31, 2018 and December 31, 2017, and 89.8% at March 31, 2017.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	March 31, 2018	% to total	December 31, 2017	% to total
	(Unaudited)
Fixed maturities	$729,804	93%	$745,961	93%
Equity securities:
Preferred stock	12,583	2	12,752	2
Limited partnerships:
Private equity	31,705	4	31,663	4
Mezzanine debt	3,288	0	3,516	0
Real estate	9,121	1	9,943	1
Real estate mortgage loans (1)	116	0	136	0
Total investments	$786,617	100%	$803,971	100%
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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $261.2 million, or 36%, of the total fixed maturity portfolio at March 31, 2018.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, amounted to $2.2 million at March 31, 2018, compared to net unrealized gains of $3.3 million at December 31, 2017.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At March 31, 2018
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$0	$14,685	$14,685
Communications	0	1,963	3,976	3,804	26,207	35,950
Consumer	0	1,034	3,466	29,551	42,477	76,528
Diversified	0	0	0	0	720	720
Energy	0	994	0	9,064	15,632	25,690
Financial	0	3,958	20,253	39,489	19,051	82,751
Government-municipal	97,671	150,727	12,754	0	0	261,152
Healthcare	0	0	0	0	504	504
Industrial	0	0	4,913	3,022	23,278	31,213
Structured securities(2)	69,435	34,094	14,619	6,691	7,249	132,088
Technology	0	995	2,054	8,305	13,832	25,186
U.S. treasury	0	36,464	0	0	0	36,464
Utilities	0	0	0	3,978	2,895	6,873
Total	$167,106	$230,229	$62,035	$103,904	$166,530	$729,804

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Our equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations, effective January 1, 2018 with the adoption of ASU 2016-01.  Previously, changes in unrealized gains and losses were reflected in Other Comprehensive Income, net of deferred taxes.

The following table presents an analysis of the fair value of our preferred stock securities by sector:

(in thousands)
Industry Sector	At March 31, 2018	At December 31, 2017
	(Unaudited)
Financial	$12,583	$11,659
Utilities	0	1,093
Total	$12,583	$12,752

Limited partnerships
At March 31, 2018, investments in limited partnerships decreased from the investment levels at December 31, 2017.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2018 reflect the partnership activity experienced in the fourth quarter of 2017.

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

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2018	2017
	(Unaudited)
Net cash used in operating activities	$(40,230)	$(35,122)
Net cash used in investing activities	(16,739)	(7,081)
Net cash used in financing activities	(39,125)	(36,451)
Net decrease in cash and cash equivalents	$(96,094)	$(78,654)

Net cash used in operating activities was $40.2 million in the first three months of 2018, compared to $35.1 million in the first three months of 2017.  Increased cash used in operating activities for the first three months of 2018 was primarily due to higher pension contributions and commissions and bonuses paid to agents, compared to the first three months of 2017. Our Board approved an $80 million accelerated pension contribution. We contributed $40 million in January 2018 and $40 million in April 2018. In the first quarter of 2017, we contributed $19.0 million to our pension plan.  We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Cash paid for agent commissions and bonuses increased $21.5 million to $315.4 million in the first three months of 2018 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Somewhat offsetting the increase in cash used in first three months of 2018 was an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange, and an increase in reimbursements collected from affiliates compared to the first three months of 2017.

At March 31, 2018, we recorded a net deferred tax asset of $29.1 million.  The Tax Cuts and Jobs Act reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. There was no deferred tax valuation allowance recorded at March 31, 2018.

Net cash used in investing activities totaled $16.7 million in the first three months of 2018, compared to $7.1 million in the first three months of 2017. The increase in cash used for the first three months of 2018, compared to the first three months of 2017, was driven by loans made to our independent agents along with lower cash generated from maturities and calls of available-for-sale securities and more purchases of available-for-sale securities. Somewhat offsetting the increase in cash used was higher cash generated from the sale of available-for-sale securities. Also impacting our future investing activities are limited partnership commitments, which totaled $14.3 million at March 31, 2018, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $5.8 million, mezzanine debt securities was $8.2 million and real estate activities was $0.3 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of March 31, 2018, $31.1 million of costs have been incurred related to this project.

Net cash used in financing activities totaled $39.1 million in the first three months of 2018, compared to $36.5 million in the first three months of 2017, primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2018, compared to 2017.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will reflect the draw requirements under the senior secured draw term loan credit facility, which will increase the cash provided by financing activities by another $25 million in 2018, while principal payments will not commence until 2019.

There were no repurchases of our Class A nonvoting common stock in the first three months of 2018 and 2017 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2018, based upon trade date.

In the first three months of 2018, we purchased 17,291 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.1 million. Of this amount, we purchased 3,250 shares for $0.4 million, or $119.83 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2018. We purchased 2,284 shares for $0.3 million, or $114.87 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2018. The remaining 11,757 shares were purchased at a total cost of $1.4 million, or $119.17 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2018.

In the first three months of 2017, we purchased 6,447 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.7 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2017. The remaining 2,662 shares were purchased at a total cost of $0.3 million, or $118.69 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2017.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $119.6 million at March 31, 2018, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $358.5 million at March 31, 2018.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2018. Bonds with a fair value of $108.6 million were pledged as collateral on the line at March 31, 2018. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2018.

Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of March 31, 2018, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Surplus Note
We hold a surplus note for $25 million from Erie Family Life Insurance Company that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the three months ended March 31, 2018 and 2017, we recognized interest income on the note of $0.4 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 22, 2018.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2017 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 22, 2018.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2018.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Upon adoption of the new revenue recognition guidance on January 1, 2018, we implemented changes to our processes related to revenue recognition and the related control activities. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

The allegations of the Beltz II lawsuit arise from the same fundamental, underlying claims as the Sullivan and prior Beltz litigation, i.e., that Indemnity improperly retained Service Charges and Added Service Charges. The Beltz II lawsuit alleges that the retention of the Service Charges and Added Service Charges was improper because, for among other reasons, that retention constituted a breach of the Subscriber’s Agreement and an Implied Covenant of Good Faith and Fair Dealing by Indemnity, breaches of fiduciary duty by Indemnity and the other defendants, conversion by Indemnity, and unjust enrichment by defendants Jonathan Hirt Hagen, Thomas B. Hagen, and Elizabeth A. Hirt Vorsheck, at the expense of Exchange. The Beltz II lawsuit requests, among other things, that a judgment be entered against the Defendants certifying the action as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure; declaring Plaintiffs as representatives of the Class and Plaintiffs’ counsel as counsel for the Class; declaring the conduct alleged as unlawful, including, but not limited to, Defendants’ retention of the Service Charges and Added Service Charges; enjoining Defendants from continuing to retain the Service Charges and Added Service Charges; and awarding compensatory and punitive damages and interest.

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

The Complaint alleges that since at least 2007, Erie Indemnity Company has taken “unwarranted and excessive” management fees as compensation for its services under the Subscriber’s Agreement.  Count I of the Complaint purports to allege a claim for breach of alleged fiduciary duties against Indemnity and the Directors on behalf of Plaintiff and a putative class of subscribers.  Count II purports to allege a claim for breach of alleged fiduciary duties against Indemnity and the Directors on behalf of Exchange.  Count III purports to allege a claim for breach of contract and an alleged implied covenant of good faith and fair dealing against Indemnity on behalf of Plaintiff and a putative class.  Count IV purports to allege a claim of unjust enrichment against several Directors.

The Complaint seeks compensatory and punitive damages and requests the Court to enjoin Indemnity from continuing to retain excessive management fees; and order such other relief as may be appropriate.

On March 5, 2018, Indemnity filed a motion to dismiss the Ritz lawsuit. The Directors also filed their own motions to dismiss the Ritz lawsuit on March 5, 2018.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 22, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2018.

During the quarter ending March 31, 2018, we purchased 17,291 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.1 million. Of this amount, we purchased 3,250 shares for $0.4 million, or $119.83 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2018. We purchased 2,284 shares for $0.3 million, or $114.87 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2018. The remaining 11,757 shares were purchased at a total cost of $1.4 million, or $119.17 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2018.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and Dionne Wallace Oakley. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

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

Erie Indemnity Company
(Registrant)

Date:	April 26, 2018	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO