Form 10-Q
period 2018-06-30
ERIE INDEMNITY CO
filed 2018-07-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at July 13, 2018.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 13, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$454,572	$441,319	$860,550	$833,377
Management fee revenue - administrative services, net	13,299	—	26,373	—
Administrative services reimbursement revenue	146,507	—	292,470	—
Service agreement revenue	7,080	7,245	14,225	14,503
Total operating revenue	621,458	448,564	1,193,618	847,880

Operating expenses
Cost of operations - policy issuance and renewal services	379,628	365,116	728,258	697,492
Cost of operations - administrative services	146,507	—	292,470	—
Total operating expenses	526,135	365,116	1,020,728	697,492
Operating income	95,323	83,448	172,890	150,388

Investment income
Net investment income	7,104	6,239	13,924	12,220
Net realized investment (losses) gains	(32)	124	(497)	640
Net impairment losses recognized in earnings	(646)	(61)	(646)	(182)
Equity in (losses) earnings of limited partnerships	(219)	149	(411)	362
Total investment income	6,207	6,451	12,370	13,040

Interest expense, net	602	257	1,155	423
Other income (expense)	58	(407)	102	(816)
Income before income taxes	100,986	89,235	184,207	162,189
Income tax expense	21,280	30,708	38,743	55,786
Net income	$79,706	$58,527	$145,464	$106,403

Net income per share
Class A common stock – basic	$1.71	$1.26	$3.12	$2.28
Class A common stock – diluted	$1.52	$1.12	$2.78	$2.03
Class B common stock – basic	$257	$189	$469	$343
Class B common stock – diluted	$257	$188	$468	$343

Weighted average shares outstanding – Basic
Class A common stock	46,188,705	46,180,852	46,188,309	46,184,666
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,312,849	52,299,395	52,311,741	52,355,214
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.8400	$0.7825	$1.6800	$1.5650
Class B common stock	$126.000	$117.375	$252.000	$234.750

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$79,706	$58,527	$145,464	$106,403

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(551)	1,092	(5,978)	2,613

Comprehensive income	$79,155	$59,619	$139,486	$109,016

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$198,412	$215,721
Available-for-sale securities	107,369	71,190
Receivables from Erie Insurance Exchange and affiliates	445,211	418,328
Prepaid expenses and other current assets	45,426	34,890
Federal income taxes recoverable	0	29,900
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Accrued investment income	6,647	6,853
Total current assets	828,065	801,882

Available-for-sale securities	598,059	687,523
Equity securities	12,488	—
Limited partnership investments	39,651	45,122
Fixed assets, net	94,651	83,149
Deferred income taxes, net	31,527	19,390
Other assets	47,834	28,793
Total assets	$1,652,275	$1,665,859

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$253,328	$228,124
Agent bonuses	56,482	122,528
Accounts payable and accrued liabilities	97,139	104,533
Dividends payable	39,119	39,116
Contract liability	33,137	—
Deferred executive compensation	8,801	15,605
Federal income taxes payable	8,933	0
Current portion of long-term borrowings	925	0
Total current liabilities	497,864	509,906

Defined benefit pension plans	145,667	207,530
Employee benefit obligations	194	423
Contract liability	17,452	—
Deferred executive compensation	11,688	14,452
Long-term borrowings	98,800	74,728
Other long-term liabilities	422	1,476
Total liabilities	772,087	808,515

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,459	16,470
Accumulated other comprehensive loss	(162,037)	(156,059)
Retained earnings	2,169,686	2,140,853
Total contributed capital and retained earnings	2,026,278	2,003,434
Treasury stock, at cost; 22,110,132 shares held	(1,156,999)	(1,155,668)
Deferred compensation	10,909	9,578
Total shareholders’ equity	880,188	857,344
Total liabilities and shareholders’ equity	$1,652,275	$1,665,859

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Management fee received	$859,694	$806,129
Administrative services reimbursements received	298,056	—
Service agreement fee received	14,225	14,503
Net investment income received	17,279	15,022
Limited partnership distributions	3,037	1,339
Decrease in reimbursements collected from affiliates	—	(5,633)
Commissions paid to agents	(413,880)	(386,400)
Agents bonuses paid	(126,594)	(115,056)
Salaries and wages paid	(102,601)	(95,462)
Pension contribution and employee benefits paid	(99,334)	(33,737)
General operating expenses paid	(111,381)	(113,122)
Administrative services expenses paid	(295,635)	—
Income taxes paid	(208)	(47,767)
Interest paid	(1,065)	(325)
Net cash provided by operating activities	41,593	39,491

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(114,848)	(184,803)
Equity securities	(1,035)	—
Limited partnerships	(215)	(325)
Proceeds from investments:
Available-for-sale securities sales	76,387	57,851
Available-for-sale securities maturities/calls	69,674	100,042
Equity securities	1,157	—
Limited partnerships	2,682	4,344
Net purchase of fixed assets	(18,121)	(9,972)
Net distributions on agent loans	(21,334)	(3,083)
Net cash used in investing activities	(5,653)	(35,946)

Cash flows from financing activities
Dividends paid to shareholders	(78,235)	(72,883)
Net proceeds from long-term borrowings	24,986	24,975
Net cash used in financing activities	(53,249)	(47,908)

Net decrease in cash and cash equivalents	(17,309)	(44,363)
Cash and cash equivalents, beginning of period	215,721	189,072
Cash and cash equivalents, end of period	$198,412	$144,709

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 22, 2018.

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

The cumulative effect of the changes made to our Statement of Financial Position at January 1, 2018 were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Statement of Financial Position:
Assets
Deferred tax asset	$19,390	$10,188	$29,578
Liabilities
Contract liability	—	48,514	48,514
Equity
Retained earnings	2,140,853	(38,326)	2,102,527

The impact of adoption on our Statement of Financial Position at June 30, 2018 was as follows:

	June 30, 2018
(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)
	(Unaudited)
Statement of Financial Position:
Assets
Deferred tax asset	$31,527	$20,903	$10,624
Liabilities
Contract liability	50,589	—	50,589
Equity
Retained earnings	2,169,686	2,209,651	(39,965)

The impact of adoption on our Statement of Operations at June 30, 2018 was as follows:

	Three months ended			Six months ended
(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)
	(Unaudited)			(Unaudited)
Statement of Operations:
Management fee revenue allocated to policy issuance and renewal services, gross	$456,896	$471,999	$(15,103)	$864,132	$892,698	$(28,566)
Less: change in allowance for management fee returned on cancelled policies	(2,324)	(2,400)	76	(3,582)	(3,700)	118
Management fee revenue allocated to policy issuance and renewal services, net	$454,572	$469,599	$(15,027)	$860,550	$888,998	$(28,448)

Management fee revenue allocated to administrative services, gross	$13,313	$—	$13,313	$26,401	$—	$26,401
Less: change in allowance for management fee returned on cancelled policies	(14)	—	(14)	(28)	—	(28)
Management fee revenue allocated to administrative services, net	13,299	—	13,299	26,373	—	26,373
Administrative services reimbursement revenue	146,507	—	146,507	292,470	—	292,470
Total revenue allocated to administrative services	$159,806	$—	$159,806	$318,843	$—	$318,843

Administrative services expenses	$146,507	$—	$146,507	$292,470	$—	$292,470

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall". ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance on a prospective basis effective January 1, 2018. The adoption of this guidance resulted in reclassifying unrealized losses, net of tax, on equity securities from accumulated other comprehensive loss to retained earnings, which reduced retained earnings by $0.1 million at January 1, 2018. As of January 1, 2018, equity securities are presented separately in our Statement of Financial Position. Our disclosures were prepared in accordance with this guidance.

Recently issued accounting standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our invested assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. The other material financial assets subject to this guidance include our receivables from Erie Insurance Exchange and its subsidiaries. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. Accordingly, we do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over time as these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statement of Financial Position. We recorded a contract liability of $48.5 million at January 1, 2018, upon adoption of ASC 606. The management fee revenue recognized as earned for these services for the six months ended June 30, 2018 was $26.4 million. Beginning with the adoption of ASC 606 on January 1, 2018, the administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Management fee revenue - policy issuance and renewal services	$454,572	$441,319	$860,550	$833,377

Management fee revenue - administrative services	13,299	—	26,373	—
Administrative services reimbursement revenue	146,507	—	292,470	—
Total administrative services	$159,806	$—	$318,843	$—

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2018			2017
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$79,053	46,188,705	$1.71	$58,048	46,180,852	$1.26
Dilutive effect of stock-based awards	0	23,344	—	0	17,743	—
Assumed conversion of Class B shares	653	6,100,800	—	479	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$79,706	52,312,849	$1.52	$58,527	52,299,395	$1.12
Class B – Basic EPS:
Income available to Class B stockholders	$653	2,542	$257	$479	2,542	$189
Class B – Diluted EPS:
Income available to Class B stockholders	$653	2,542	$257	$479	2,542	$188

	Six months ended June 30,
	2018			2017
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$144,273	46,188,309	$3.12	$105,532	46,184,666	$2.28
Dilutive effect of stock-based awards	0	22,632	—	0	69,748	—
Assumed conversion of Class B shares	1,191	6,100,800	—	871	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$145,464	52,311,741	$2.78	$106,403	52,355,214	$2.03
Class B – Basic EPS:
Income available to Class B stockholders	$1,191	2,542	$469	$871	2,542	$343
Class B – Diluted EPS:
Income available to Class B stockholders	$1,191	2,542	$468	$871	2,542	$343

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At June 30, 2018
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$36,442	$0	$36,442	$0
States & political subdivisions	258,491	0	258,491	0
Foreign government securities	499	0	499	0
Corporate debt securities	282,006	0	270,886	11,120
Residential mortgage-backed securities	21,869	0	21,869	0
Commercial mortgage-backed securities	32,276	0	32,276	0
Collateralized debt obligations	70,976	0	70,976	0
Other debt securities	2,869	0	2,869	0
Total available-for-sale securities	705,428	0	694,308	11,120
Equity securities:
Nonredeemable preferred stock - financial services sector	12,488	1,973	10,515	0
Total equity securities	12,488	1,973	10,515	0
Other investments (1)	3,752	—	—	—
Total	$721,668	$1,973	$704,823	$11,120

	At December 31, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$11,734	$0	$11,734	$0
States & political subdivisions	259,264	0	259,264	0
Foreign government securities	503	0	503	0
Corporate debt securities	346,523	0	338,644	7,879
Residential mortgage-backed securities	25,571	0	25,571	0
Commercial mortgage-backed securities	32,804	0	32,804	0
Collateralized debt obligations	58,034	0	55,834	2,200
Other debt securities	11,528	0	11,528	0
Total fixed maturities	745,961	0	735,882	10,079
Nonredeemable preferred stock - financial services sector	11,659	2,015	9,644	0
Nonredeemable preferred stock - utilities sector	1,093	0	1,093	0
Total available-for-sale securities	758,713	2,015	746,619	10,079
Other investments (1)	4,816	—	—	—
Total	$763,529	$2,015	$746,619	$10,079

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, no contributions were made and distributions totaling $0.7 million were received from these investments. During the year ended December 31, 2017, no contributions were made and distributions totaling $0.5 million were received from these investments. There were no unfunded commitments related to the investments as of June 30, 2018 and December 31, 2017.

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

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2018 and 2017.

Level 3 Assets – 2018 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2018
Available-for-sale securities:
Corporate debt securities	$6,309	$10	$(53)	$3,047	$(472)	$5,370	$(3,091)	$11,120
Total Level 3 available-for-sale securities	$6,309	$10	$(53)	$3,047	$(472)	$5,370	$(3,091)	$11,120

Level 3 Assets – 2018 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$1	$(48)	$3,047	$(965)	$7,782	$(6,576)	$11,120
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Total Level 3 available-for-sale securities	$10,079	$1	$(41)	$3,047	$(965)	$7,782	$(8,783)	$11,120

Level 3 Assets – 2017 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,803	$29	$(23)	$2,110	$(1,283)	$3,626	$(4,967)	$9,295
Total Level 3 available-for-sale securities	$9,803	$29	$(23)	$2,110	$(1,283)	$3,626	$(4,967)	$9,295

Level 3 Assets – 2017 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$(21)	$(48)	$3,981	$(3,132)	$5,811	$(6,648)	$9,295
Total Level 3 available-for-sale securities	$9,352	$(21)	$(48)	$3,981	$(3,132)	$5,811	$(6,648)	$9,295

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding broker quotes totaled $11.1 million at June 30, 2018. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

	At June 30, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities priced via pricing services	$705,428	$0	$694,308	$11,120
Equity securities priced via pricing services	12,488	1,973	10,515	0
Other investments priced via unobservable inputs (1)	3,752	—	—	—
Total	$721,668	$1,973	$704,823	$11,120

(1)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the NAV practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The fair value of these investments is based on the NAV information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2018.

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities. See also Note 5, "Fair Value" for additional fair value disclosures.

	At June 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$36,769	$0	$327	$36,442
States & political subdivisions	257,498	3,443	2,450	258,491
Foreign government securities	500	0	1	499
Corporate debt securities	285,639	663	4,296	282,006
Residential mortgage-backed securities	21,739	374	244	21,869
Commercial mortgage-backed securities	32,878	5	607	32,276
Collateralized debt obligations	71,009	103	136	70,976
Other debt securities	2,863	6	0	2,869
Total available-for-sale securities	$708,895	$4,594	$8,061	$705,428

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$11,873	$0	$139	$11,734
States & political subdivisions	254,533	5,351	620	259,264
Foreign government securities	501	2	0	503
Corporate debt securities	346,759	1,688	1,924	346,523
Residential mortgage-backed securities	25,324	371	124	25,571
Commercial mortgage-backed securities	33,475	26	697	32,804
Collateralized debt obligations	57,838	237	41	58,034
Other debt securities	11,496	32	0	11,528
Total fixed maturities	741,799	7,707	3,545	745,961
Nonredeemable preferred stock - financial services sector	11,719	15	75	11,659
Nonredeemable preferred stock - utilities sector	1,118	0	25	1,093
Total available-for-sale securities	$754,636	$7,722	$3,645	$758,713

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2018, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2018
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$94,467	$94,408
Due after one year through five years	241,546	242,016
Due after five years through ten years	249,068	246,058
Due after ten years	123,814	122,946
Total available-for-sale securities	$708,895	$705,428

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At June 30, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$34,969	$278	$1,474	$49	$36,443	$327	5
States & political subdivisions	99,153	1,763	13,871	687	113,024	2,450	57
Foreign government securities	499	1	0	0	499	1	1
Corporate debt securities	194,322	3,740	28,430	556	222,752	4,296	516
Residential mortgage-backed securities	4,526	98	5,416	146	9,942	244	12
Commercial mortgage-backed securities	15,500	301	8,930	306	24,430	607	22
Collateralized debt obligations	28,250	136	0	0	28,250	136	20
Other debt securities	210	0	0	0	210	0	1
Total available-for-sale securities	$377,429	$6,317	$58,121	$1,744	$435,550	$8,061	634
Quality breakdown of available-for-sale securities:
Investment grade	$269,062	$3,554	$54,423	$1,577	$323,485	$5,131	187
Non-investment grade	108,367	2,763	3,698	167	112,065	2,930	447
Total available-for-sale securities	$377,429	$6,317	$58,121	$1,744	$435,550	$8,061	634

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$10,237	$110	$1,497	$29	$11,734	$139	4
States & political subdivisions	52,553	288	14,361	332	66,914	620	33
Corporate debt securities	171,154	1,585	31,113	339	202,267	1,924	331
Residential mortgage-backed securities	4,156	29	7,064	95	11,220	124	11
Commercial mortgage-backed securities	10,836	85	11,984	612	22,820	697	19
Collateralized debt obligations	21,598	41	0	0	21,598	41	12
Other debt securities	1,499	0	0	0	1,499	0	1
Total fixed maturities	272,033	2,138	66,019	1,407	338,052	3,545	411
Nonredeemable preferred stock - financial services sector	9,644	75	0	0	9,644	75	5
Nonredeemable preferred stock - utilities sector	1,093	25	0	0	1,093	25	1
Total available-for-sale securities	$282,770	$2,238	$66,019	$1,407	$348,789	$3,645	417
Quality breakdown of fixed maturities:
Investment grade	$214,586	$1,064	$62,193	$985	$276,779	$2,049	158
Non-investment grade	57,447	1,074	3,826	422	61,273	1,496	253
Total fixed maturities	$272,033	$2,138	$66,019	$1,407	$338,052	$3,545	411

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Fixed maturities (1)	$6,263	$6,220	$12,373	$12,124
Equity securities	142	17	284	49
Cash equivalents and other	1,026	395	2,034	916
Total investment income	7,431	6,632	14,691	13,089
Less: investment expenses	327	393	767	869
Investment income, net of expenses	$7,104	$6,239	$13,924	$12,220

(1) Includes interest earned on note receivable from Erie Family Life Insurance Company ("EFL") of $0.4 million and $0.8 million for the three and six months ended June 30, 2018 and 2017, respectively.

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Available-for-sale securities:
Gross realized gains	$235	$507	$575	$1,087
Gross realized losses	(301)	(381)	(986)	(539)
Net realized (losses) gains on available-for-sale securities	(66)	126	(411)	548
Equity securities	(68)	—	(188)	—
Miscellaneous	102	(2)	102	92
Net realized investment (losses) gains	$(32)	$124	$(497)	$640

The portion of net unrealized losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Equity securities: (1)
Total net realized losses	$(68)	$—	$(188)	$—
Less: net losses realized on securities sold	0	—	(34)	—
Net unrealized losses recognized during the period on securities held at reporting date	$(68)	$—	$(154)	$—

(1) With the adoption of ASU 2016-01, effective January 1, 2018, changes in unrealized gains and losses on equity securities are included in net realized investment gains (losses) in the Statement of Operations. The adoption of this guidance resulted in a reclassification of net unrealized losses of $0.1 million from accumulated other comprehensive loss to retained earnings at January 1, 2018.

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.6 million and $0.1 million for the quarters ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through June 30, 2018 are comprised of partnership financial results for the fourth quarter of 2017 and first quarter of 2018.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2018. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in (losses) earnings of limited partnerships by method of accounting are included below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Equity in (losses) earnings of limited partnerships accounted for under the equity method	$(216)	$149	$(21)	$399
Change in fair value of limited partnerships accounted for under the fair value option	(3)	0	(390)	(37)
Equity in (losses) earnings of limited partnerships	$(219)	$149	$(411)	$362

The following table summarizes limited partnership investments by sector:

(in thousands)	At June 30, 2018	At December 31, 2017
Private equity	$30,501	$31,663
Mezzanine debt	2,916	3,516
Real estate	2,482	5,127
Real estate - fair value option	3,752	4,816
Total limited partnership investments	$39,651	$45,122

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 7.  Borrowing Arrangements

Bank line of credit
As of June 30, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2018.  Bonds with a fair value of $108.1 million were pledged as collateral on the line at June 30, 2018. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of June 30, 2018. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at June 30, 2018.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million was drawn on December 1, 2016, June 1, 2017, and December 1, 2017. The final $25 million was completed on June 1, 2018, for a total drawn amount of $100 million. During the draw period from December 1, 2016 through December 31, 2018, we will make monthly interest payments under the Credit Facility. Upon the expiration of the draw period, the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years, commencing on January 1, 2019. Borrowings under the Credit Facility bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the draw period. Bonds with a fair value of $108.3 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of June 30, 2018. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at June 30, 2018.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at June 30, 2018 was $94.3 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of June 30, 2018.

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

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $18.3 million at June 30, 2018 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost for benefits earned	$9,513	$7,776	$19,026	$15,553
Interest cost on benefits obligation	8,845	8,568	17,691	17,137
Expected return on plan assets	(12,814)	(10,316)	(25,629)	(20,633)
Prior service cost amortization	338	218	676	436
Net actuarial loss amortization	3,202	2,325	6,404	4,650
Pension plan cost (1)	$9,084	$8,571	$18,168	$17,143

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

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2018 and the year ended December 31, 2017. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2018 and the year ended December 31, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2018.

During the six months ended June 30, 2018, we purchased 22,247 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.6 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January and May 2018. We purchased 4,576 shares for $0.5 million, or $115.69 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March and May 2018. The remaining 11,841 shares were purchased at a total cost of $1.4 million, or $119.14 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March and May 2018.

During the year ended December 31, 2017, we purchased 60,332 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $7.3 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 9,663 shares for $1.2 million, or $121.85 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for stock-based awards in conjunction with our long-term incentive plan. These shares were delivered in 2017.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2018			June 30, 2017
(in thousands)	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI (loss), beginning of period	$(3,460)	$(727)	$(2,733)	$6,293	$2,202	$4,091
OCI (loss) before reclassifications	(1,409)	(296)	(1,113)	1,746	611	1,135
Realized investment losses (gains)	66	14	52	(126)	(44)	(82)
Impairment losses	646	136	510	61	22	39
OCI (loss)	(697)	(146)	(551)	1,681	589	1,092
AOCI (loss), end of period	$(4,157)	$(873)	$(3,284)	$7,974	$2,791	$5,183

Pension and other postretirement plans: (2)
AOCI (loss), beginning of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
AOCI (loss), end of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of period	$(204,414)	$(42,928)	$(161,486)	$(184,402)	$(64,542)	$(119,860)
Investment securities	(697)	(146)	(551)	1,681	589	1,092
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(697)	(146)	(551)	1,681	589	1,092
AOCI (loss), end of period	$(205,111)	$(43,074)	$(162,037)	$(182,721)	$(63,953)	$(118,768)

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
(in thousands)	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI, beginning of period	$3,410	$716	$2,694	$3,954	$1,384	$2,570
OCI (loss) before reclassifications	(8,539)	(1,793)	(6,746)	4,386	1,535	2,851
Realized investment losses (gains)	411	86	325	(548)	(192)	(356)
Impairment losses	646	136	510	182	64	118
Cumulative effect of adopting ASU 2016-01 (3)	(85)	(18)	(67)	—	—	—
OCI (loss)	(7,567)	(1,589)	(5,978)	4,020	1,407	2,613
AOCI (loss), end of period	$(4,157)	$(873)	$(3,284)	$7,974	$2,791	$5,183

Pension and other postretirement plans: (2)
AOCI (loss), beginning of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
AOCI (loss), end of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of period	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)
Investment securities	(7,567)	(1,589)	(5,978)	4,020	1,407	2,613
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(7,567)	(1,589)	(5,978)	4,020	1,407	2,613
AOCI (loss), end of period	$(205,111)	$(43,074)	$(162,037)	$(182,721)	$(63,953)	$(118,768)

(1)	Deferred taxes were recognized at the corporate rate of 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017.

(2)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

(3)	ASU 2016-01 required a reclassification of unrealized losses of equity securities from AOCI to retained earnings at January 1, 2018. See Note 2, "Significant Accounting Policies".

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its subsidiaries. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its subsidiaries were $445.2 million and $418.3 million at June 30, 2018 and December 31, 2017, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $13.9 million related to our limited partnership investments at June 30, 2018.  These commitments are split among private equity securities of $5.5 million, mezzanine debt securities of $8.1 million, and real estate activities of $0.3 million.  These commitments will be funded as required by the limited partnership agreements.

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

A significant portion of the management fee will be allocated to the policy issuance and renewal services and recognized at a point in time, i.e. the time of policy issuance or renewal. Therefore, the related revenue recognition pattern for the vast majority of our revenues remains unchanged. The management fee allocated to the administrative services will be recognized as revenue over a four-year period in correlation to costs incurred. Upon adoption at January 1, 2018, we established a contract liability related to the administrative services of $48.5 million, a deferred tax asset of $10.2 million, and recorded a cumulative effect adjustment that reduced shareholders' equity by $38.3 million. If ASC 606 had been effective in 2017, based on current estimates our revenue would have been reduced by approximately $1.9 million for the six months ended June 30, 2017, and reduced by approximately $2.8 million for the year ended December 31, 2017.

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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Operating income	$95,323	$83,448	14.2%	$172,890	$150,388	15.0%
Total investment income	6,207	6,451	(3.8)	12,370	13,040	(5.1)
Interest expense, net	602	257	NM	1,155	423	NM
Other income (expense)	58	(407)	NM	102	(816)	NM
Income before income taxes	100,986	89,235	13.2	184,207	162,189	13.6
Income tax expense	21,280	30,708	(30.7)	38,743	55,786	(30.6)
Net income	$79,706	$58,527	36.2%	$145,464	$106,403	36.7%
Net income per share - diluted	$1.52	$1.12	36.2%	$2.78	$2.03	36.8%

NM = not meaningful

Operating income increased in both the second quarter and six months ended June 30, 2018, compared to the same periods in 2017, as the growth in total operating revenue outpaced the growth in total operating expenses. Management fee revenue for policy issuance and renewal services increased $13.3 million in the second quarter of 2018 and $27.2 million for the six months ended June 30, 2018, compared to the same periods in 2017. Management fee revenue allocated to administrative services was $13.3 million in the second quarter of 2018 and $26.4 million for the six months ended June 30, 2018. No management fee revenue was allocated to administrative services in the second quarter or six months ended June 30, 2017. Management fee revenue is based upon the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2018 and 2017. The direct and assumed premiums written by the Exchange increased 6.5% to $1.9 billion in the second quarter of 2018 and 6.7% to $3.6 billion for the six months ended June 30, 2018, compared to the same periods in 2017. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $146.5 million for the second quarter of 2018 and $292.5 million for the six months ended June 30, 2018, but had no net impact on operating income.

Cost of operations for policy issuance and renewal services increased 4.0% and 4.4% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to higher commissions and higher underwriting and policy processing costs driven by direct written premium growth.

Total investment income decreased $0.2 million in the second quarter of 2018 and $0.7 million for the six months ended June 30, 2018, compared to the same periods in 2017, primarily driven by net realized losses and impairments on investments.

Income before income taxes increased $11.8 million in the second quarter and $22.0 million for the six months ended June 30, 2018, while income tax expense decreased $9.4 million in the second quarter and $17.0 million for the six months ended June 30, 2018, due to the lower income tax rate of 21% which became effective January 1, 2018.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and assumed premiums written by the Exchange	$1,887,999	$1,772,877	6.5%	$3,570,793	$3,345,908	6.7%
Management fee rate	24.2%	25.0%		24.2%	25.0%
Management fee revenue	456,896	443,219	3.1	864,132	836,477	3.3
Change in allowance for management fee returned on cancelled policies (1)	(2,324)	(1,900)	NM	(3,582)	(3,100)	NM
Management fee revenue - policy issuance and renewal services, net (2)	$454,572	$441,319	3.0%	$860,550	$833,377	3.3%

Administrative services
Direct and assumed premiums written by the Exchange	$1,887,999	$—	N/A %	$3,570,793	$—	N/A %
Management fee rate	0.8%	—		0.8%	—
Management fee revenue	15,104	—	N/A	28,566	—	N/A
Change in contract liability (3)	(1,791)	N/A	N/A	(2,165)	N/A	N/A
Change in allowance for management fee returned on cancelled policies (1)	(14)	N/A	N/A	(28)	N/A	N/A
Management fee revenue - administrative services, net	13,299	—	N/A	26,373	—	N/A
Administrative services reimbursement revenue	146,507	—	N/A	292,470	—	N/A
Total revenue from administrative services	$159,806	$—	N/A %	$318,843	$—	N/A %

NM = not meaningful
N/A = not applicable

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
The allocation of management fee revenue between the two performance obligations beginning January 1, 2018, caused the growth in management fee revenue - policy issuance and renewal services to not correspond directly with the growth in direct and assumed premiums written by the Exchange in the second quarter and six months ended June 30, 2018 compared to same respective periods in 2017.

(3)
With the adoption of ASC 606 effective January 1, 2018, management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies and Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 6.5% to $1.9 billion in the second quarter of 2018 compared to the second quarter of 2017, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.5% in the second quarter of 2018 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.2% in the second quarter of 2017.  The year-over-year average premium per policy for all lines of business increased 2.8% at June 30, 2018, compared to 2.7% at June 30, 2017.

Premiums generated from new business increased 7.0% to $236 million in the second quarter of 2018, compared to an increase of 10.4% to $221 million in the second quarter of 2017.  Underlying the trend in new business premiums was a 0.1% increase in new business policies written in the second quarter of 2018, compared to a 6.3% increase in the second quarter of 2017, while the year-over-year average premium per policy on new business increased 5.3% at June 30, 2018, compared to 4.2% at June 30, 2017. Premiums generated from renewal business increased 6.4% to $1.7 billion in the second quarter of 2018, compared to an increase of 5.1% to $1.6 billion in the second quarter of 2017.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.5% at June 30, 2018 and steady policy retention ratios.  Year-over-year average premium per policy increased 2.5% at June 30, 2017.

Personal lines – Total personal lines premiums written increased 6.3% to $1.3 billion in the second quarter of 2018, compared to 6.8% in the second quarter of 2017, driven by an increase of 3.7% in total personal lines policies in force and an increase of 3.1% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 7.1% to $549 million in the second quarter of 2018, from $513 million in the second quarter of 2017, driven by a 2.6% increase in total commercial lines policies in force and a 2.8% increase in the total commercial lines year-over-year average premium per policy.

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

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$454,572	$441,319	3.0%	$860,550	$833,377	3.3%
Service agreement revenue	7,080	7,245	(2.3)	14,225	14,503	(1.9)
	461,652	448,564	2.9	874,775	847,880	3.2
Cost of policy issuance and renewal services	379,628	365,116	4.0	728,258	697,492	4.4
Operating income - policy issuance and renewal services	$82,024	$83,448	(1.7)%	$146,517	$150,388	(2.6)%

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

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$261,573	$251,383	4.1%	$495,667	$471,861	5.0%
Non-commission expense:
Underwriting and policy processing	$38,732	$36,642	5.7%	$77,326	$72,055	7.3%
Information technology	34,900	35,387	(1.4)	68,849	70,162	(1.9)
Sales and advertising	16,463	17,073	(3.6)	31,235	30,653	1.9
Customer service	8,247	6,943	18.8	16,492	13,578	21.5
Administrative and other	19,713	17,688	11.4	38,689	39,183	(1.3)
Total non-commission expense	118,055	113,733	3.8	232,591	225,631	3.1
Total cost of policy issuance and renewal services	$379,628	$365,116	4.0%	$728,258	$697,492	4.4%

Commissions – Commissions increased $10.2 million in the second quarter of 2018 and $23.8 million for the six months ended June 30, 2018, compared to the same respective periods in 2017. The increases were driven by increases in direct and assumed premiums written by the Exchange of 6.5% for the second quarter and 6.7% for the six months ended June 30, 2018, slightly offset by lower agent incentive costs related to less profitable growth, compared to the same respective periods in 2017. The estimated agent incentive payout at June 30, 2018 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2018. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $4.3 million in the second quarter of 2018 compared to the same period in 2017.  Underwriting and policy processing costs increased $2.1 million primarily due to increased underwriting report costs. Customer service costs increased $1.3 million primarily due to increased personnel costs and credit card processing fees. Administrative and other expenses increased $2.0 million primarily due to a sales and use tax refund recorded in the second quarter of 2017.

Non-commission expense increased $7.0 million for the six months ended June 30, 2018 compared to the same period in 2017. Underwriting and policy processing costs increased $5.3 million primarily due to increased personnel costs and underwriting report costs. Information technology costs decreased $1.3 million primarily due to lower professional fees and hardware and software costs, somewhat offset by higher personnel costs. Customer service costs increased $2.9 million primarily due to increased personnel costs and credit card processing fees. Personnel costs in all expense categories were impacted by additional bonuses of approximately $4.8 million awarded to all employees as a result of tax savings realized from the lower corporate income tax rate that became effective January 1, 2018. These increased personnel costs were somewhat offset by lower estimated costs for incentive plan awards related to underwriting performance.

Administrative services

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2018	2017	% Change		2018	2017	% Change
	(Unaudited)				(Unaudited)
Management fee revenue - administrative services, net	$13,299	$—	N/A	%	$26,373	$—	N/A	%
Administrative services reimbursement revenue	146,507	—	N/A		292,470	—	N/A
Total revenue allocated to administrative services	159,806	—	N/A		318,843	—	N/A
Administrative services expenses
Claims handling services	127,544	—	N/A		255,649	—	N/A
Investment management services	8,485	—	N/A		16,773	—	N/A
Life management services	10,478	—	N/A		20,048	—	N/A
Operating income - administrative services	$13,299	$—	N/A	%	$26,373	$—	N/A	%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Net investment income	$7,104	$6,239	13.9%	$13,924	$12,220	13.9%
Net realized investment (losses) gains	(32)	124	NM	(497)	640	NM
Net impairment losses recognized in earnings	(646)	(61)	NM	(646)	(182)	NM
Equity in (losses) earnings of limited partnerships	(219)	149	NM	(411)	362	NM
Total investment income	$6,207	$6,451	(3.8)%	$12,370	$13,040	(5.1)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $0.9 million in the second quarter of 2018, compared to the second quarter of 2017, and increased by $1.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in net investment income in both periods was primarily due to an increase in income from cash and cash equivalents driven by an increase in rates. Additionally, preferred stock income increased due to higher invested balances and bond income increased due to higher yields.

Net realized investments (losses) gains
A breakdown of our net realized investment (losses) gains is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$(66)	$271	$(411)	$693
Equity securities	0	(145)	(59)	(145)
Equity securities decreases in fair value (1)	(68)	0	(129)	0
Miscellaneous	102	(2)	102	92
Net realized investment (losses) gains (2)	$(32)	$124	$(497)	$640

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment (losses) gains.

The second quarter of 2018 losses from sales of fixed maturity securities and decreases in fair value of equity securities were somewhat offset by miscellaneous gains. Net realized gains during the second quarter of 2017 from sales of fixed maturity securities were partially offset by losses from sales of equity securities. Net realized losses of $0.5 million for the six months ended June 30, 2018 were primarily driven by losses from sales of securities coupled with decreases in fair value of equity securities. Net realized gains of $0.6 million for the six months ended June 30, 2017 were primarily driven by gains from sales of fixed maturity securities partially offset by losses from sales of equity securities.

Net impairment losses recognized in earnings
Net impairment losses in the second quarter of 2018 were $0.6 million compared to $0.1 million in the second quarter of 2017. Net impairment losses were $0.6 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Impairments were primarily related to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. Impairments in both years also included securities in an unrealized loss position with intent to sell prior to expected recovery of our amortized cost basis.

Equity in (losses) earnings of limited partnerships
The components of equity in (losses) earnings of limited partnerships are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Private equity	$(270)	$(323)	$66	$228
Mezzanine debt	27	33	105	(113)
Real estate	24	439	(582)	247
Total equity in (losses) earnings of limited partnerships	$(219)	$149	$(411)	$362

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2018 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2017 and the first quarter of 2018.

Limited partnership investments generated losses of $0.2 million and $0.4 million in the second quarter and year to date 2018, respectively compared to earnings of $0.1 million and $0.4 million in the second quarter and year to date periods of 2017, respectively. The real estate sector generated lower earnings in the second quarter and losses in the six months ended June 30, 2018.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". On June 18, 2018, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2017, only approximately 12% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.7% to $3.6 billion for the six months ended June 30, 2018 from $3.3 billion for the six months ended June 30, 2017. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $8.8 billion at June 30, 2018 and December 31, 2017, and $8.1 billion at June 30, 2017. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at June 30, 2018 and 89.6% at December 31, 2017 and June 30, 2017.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	June 30, 2018	% to total	December 31, 2017	% to total
	(Unaudited)
Fixed maturities	$705,428	93%	$745,961	93%
Equity securities:
Preferred stock	12,488	2	12,752	2
Limited partnerships:
Private equity	30,501	4	31,663	4
Mezzanine debt	2,916	0	3,516	0
Real estate	6,234	1	9,943	1
Real estate mortgage loans (1)	95	0	136	0
Total investments	$757,662	100%	$803,971	100%
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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income. We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $258.5 million, or 37%, of the total fixed maturity portfolio at June 30, 2018.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, amounted to $2.7 million at June 30, 2018, compared to net unrealized gains of $3.3 million at December 31, 2017.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At June 30, 2018
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$0	$15,308	$15,308
Communications	0	1,963	1,998	3,784	26,050	33,795
Consumer	0	1,028	2,461	27,324	43,820	74,633
Diversified	0	0	0	0	710	710
Energy	0	995	0	4,006	15,792	20,793
Financial	0	3,964	22,262	32,427	18,295	76,948
Government-municipal	100,546	144,029	13,916	0	0	258,491
Healthcare	0	0	0	0	500	500
Industrial	0	0	4,916	1,018	23,822	29,756
Structured securities (2)	59,139	41,335	13,895	7,285	6,336	127,990
Technology	0	996	2,029	6,482	13,540	23,047
U.S. treasury	0	36,442	0	0	0	36,442
Utilities	0	0	0	3,986	3,029	7,015
Total	$159,685	$230,752	$61,477	$86,312	$167,202	$705,428

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Our equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations, effective January 1, 2018 with the adoption of ASU 2016-01.  Previously, changes in unrealized gains and losses were reflected in Other Comprehensive Income, net of deferred taxes.

The following table presents an analysis of the fair value of our preferred stock securities by sector:

(in thousands)
Industry Sector	At June 30, 2018	At December 31, 2017
	(Unaudited)
Financial	$12,488	$11,659
Utilities	0	1,093
Total	$12,488	$12,752

Limited partnerships
At June 30, 2018, investments in limited partnerships decreased from the investment levels at December 31, 2017.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2018 reflect the partnership activity experienced in the fourth quarter of 2017 and the first quarter of 2018.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2018	2017
	(Unaudited)
Net cash provided by operating activities	$41,593	$39,491
Net cash used in investing activities	(5,653)	(35,946)
Net cash used in financing activities	(53,249)	(47,908)
Net decrease in cash and cash equivalents	$(17,309)	$(44,363)

Net cash provided by operating activities was $41.6 million in the first six months of 2018, compared to $39.5 million in the first six months of 2017.  Increased cash from operating activities for the first six months of 2018 was primarily due to an increase in management fee revenue received driven by the increase in direct and assumed premiums written by the Exchange along with a decrease in income taxes paid due to the lower corporate income tax rate effective January 1, 2018, compared to the first six months of 2017. Somewhat offsetting the increase in cash from operating activities was higher pension contributions and commissions and bonuses paid to agents, compared to the first six months of 2017. Our Board approved an $80 million accelerated pension contribution. We contributed $40 million in January 2018 and $40 million in April 2018. In the first six months of 2017, we contributed $19.0 million to our pension plan.  We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Cash paid for agent commissions and bonuses increased $39.0 million to $540.5 million in the first six months of 2018 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results.

At June 30, 2018, we recorded a net deferred tax asset of $31.5 million.  The Tax Cuts and Jobs Act reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. There was no deferred tax valuation allowance recorded at June 30, 2018.

Net cash used in investing activities totaled $5.7 million in the first six months of 2018, compared to $35.9 million in the first six months of 2017. The decrease in cash used for the first six months of 2018, compared to the first six months of 2017, was driven by lower purchases of available-for-sale securities somewhat offset by increased loans made to our independent agents. Also impacting our future investing activities are limited partnership commitments, which totaled $13.9 million at June 30, 2018, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $5.5 million, mezzanine debt securities was $8.1 million and real estate activities was $0.3 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of June 30, 2018, $39.0 million of costs have been incurred related to this project.

Net cash used in financing activities totaled $53.2 million in the first six months of 2018, compared to $47.9 million in the first six months of 2017. The increase in cash used was primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2018, compared to 2017.  There are no regulatory restrictions on the payment of dividends to our shareholders. Financing activities were also impacted by the final scheduled draw of $25 million on June 1, 2018 on the senior secured draw term loan credit facility. Future financing activities will include the principal payments due under the senior secured draw term loan credit facility, which will not commence until 2019.

There were no repurchases of our Class A nonvoting common stock in the first six months of 2018 and 2017 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2018, based upon trade date.

In the first six months of 2018, we purchased 22,247 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.6 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January and May 2018. We purchased 4,576 shares for $0.5 million, or $115.69 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March and May 2018. The remaining 11,841 shares were purchased at a total cost of $1.4 million, or $119.14 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March and May 2018.

In the first six months of 2017, we purchased 55,935 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $6.7 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2017. We purchased 5,266 shares for $0.6 million, or $118.56 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March and May 2017. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for stock-based awards in conjunction with our long-term incentive plan, for which the shares were delivered to plan participants in June 2017.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $198.4 million at June 30, 2018, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $334.3 million at June 30, 2018.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2018. Bonds with a fair value of $108.1 million were pledged as collateral on the line at June 30, 2018. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2018.

Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of June 30, 2018, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Surplus Note
We hold a surplus note for $25 million from Erie Family Life Insurance Company that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania

Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the six months ended June 30, 2018 and 2017, we recognized interest income on the note of $0.8 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2018.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Upon adoption of the new revenue recognition guidance on January 1, 2018, we implemented changes to our processes related to revenue recognition and the related control activities. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

On September 12, 2016, Plaintiffs filed a motion to stay the Sullivan lawsuit pending the outcome of the Federal Court Lawsuit they filed against Indemnity and former and current Directors of Indemnity on July 8, 2016. (See below.) Indemnity filed an opposition to Plaintiff’s motion to stay on September 19, 2016; and filed amended preliminary objections seeking dismissal of the Sullivan lawsuit on September 20, 2016. The motion to stay and the amended preliminary objections remain pending. On

June 27, 2018, Plaintiffs filed a motion for a status conference in the Sullivan lawsuit, which is scheduled to occur on July 30, 2018.

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

On May 10, 2018, the United States Court of Appeals for the Third Circuit affirmed the District Court’s dismissal of the Beltz II lawsuit. On May 24, 2018, Plaintiffs filed a petition seeking rehearing of their appeal before the Third Circuit. The Third Circuit denied that petition on June 14, 2018.

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

On March 5, 2018, Indemnity filed a motion to dismiss the Ritz lawsuit. The Directors also filed their own motions to dismiss the Ritz lawsuit on March 5, 2018. Plaintiff filed her responses to both motions on April 26, 2018; and Indemnity and the Directors filed their replies in support of their motions on May 25, 2018. The motions to dismiss the Ritz lawsuit remain pending.

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

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending June 30, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2018.

During the quarter ending June 30, 2018, we purchased 4,956 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.6 million. Of this amount, we purchased 2,376 shares for $0.3 million, or $116.46 per share, to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. The shares were transferred to the rabbi trust in May 2018. We purchased 2,580 shares for $0.3 million, or $114.33 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in May 2018.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Fourth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated May 2, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 26, 2018	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO