Form 10-Q
period 2018-09-30
ERIE INDEMNITY CO
filed 2018-10-25
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at October 12, 2018.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 12, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$451,361	$435,214	$1,311,911	$1,268,591
Management fee revenue - administrative services, net	13,521	—	39,894	—
Administrative services reimbursement revenue	140,172	—	432,642	—
Service agreement revenue	7,072	7,278	21,297	21,781
Total operating revenue	612,126	442,492	1,805,744	1,290,372

Operating expenses
Cost of operations - policy issuance and renewal services	375,259	361,253	1,103,517	1,058,745
Cost of operations - administrative services	140,172	—	432,642	—
Total operating expenses	515,431	361,253	1,536,159	1,058,745
Operating income	96,695	81,239	269,585	231,627

Investment income
Net investment income	7,659	5,982	21,583	18,202
Net realized investment gains (losses)	0	899	(497)	1,539
Net impairment losses recognized in earnings	0	0	(646)	(182)
Equity in earnings of limited partnerships	772	1,537	361	1,899
Total investment income	8,431	8,418	20,801	21,458

Interest expense, net	709	377	1,864	800
Other income (expense)	54	(415)	156	(1,231)
Income before income taxes	104,471	88,865	288,678	251,054
Income tax expense	24,025	30,322	62,768	86,108
Net income	$80,446	$58,543	$225,910	$164,946

Net income per share
Class A common stock – basic	$1.73	$1.26	$4.85	$3.54
Class A common stock – diluted	$1.54	$1.12	$4.32	$3.15
Class B common stock – basic	$259	$189	$728	$531
Class B common stock – diluted	$259	$189	$727	$531

Weighted average shares outstanding – Basic
Class A common stock	46,188,941	46,188,949	46,188,522	46,186,109
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,317,438	52,316,876	52,313,642	52,342,450
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.8400	$0.7825	$2.5200	$2.3475
Class B common stock	$126.000	$117.375	$378.000	$352.125

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$80,446	$58,543	$225,910	$164,946

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(492)	(167)	(6,470)	2,446

Comprehensive income	$79,954	$58,376	$219,440	$167,392

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$244,688	$215,721
Available-for-sale securities	105,031	71,190
Receivables from Erie Insurance Exchange and affiliates	463,620	418,328
Prepaid expenses and other current assets	44,014	34,890
Federal income taxes recoverable	0	29,900
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Accrued investment income	6,504	6,853
Total current assets	888,857	801,882

Available-for-sale securities	599,164	687,523
Equity securities	12,511	—
Limited partnership investments	37,088	45,122
Fixed assets, net	121,684	83,149
Deferred income taxes, net	37,660	19,390
Other assets	62,539	28,793
Total assets	$1,759,503	$1,665,859

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$257,015	$228,124
Agent bonuses	79,308	122,528
Accounts payable and accrued liabilities	113,204	104,533
Dividends payable	39,119	39,116
Contract liability	34,086	—
Deferred executive compensation	11,071	15,605
Federal income taxes payable	9,310	0
Current portion of long-term borrowings	1,395	0
Total current liabilities	544,508	509,906

Defined benefit pension plans	154,736	207,530
Employee benefit obligations	69	423
Contract liability	17,903	—
Deferred executive compensation	13,104	14,452
Long-term borrowings	98,332	74,728
Other long-term liabilities	9,828	1,476
Total liabilities	838,480	808,515

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,459	16,470
Accumulated other comprehensive loss	(162,529)	(156,059)
Retained earnings	2,211,013	2,140,853
Total contributed capital and retained earnings	2,067,113	2,003,434
Treasury stock, at cost; 22,110,132 shares held	(1,157,310)	(1,155,668)
Deferred compensation	11,220	9,578
Total shareholders’ equity	921,023	857,344
Total liabilities and shareholders’ equity	$1,759,503	$1,665,859

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Management fee received	$1,309,769	$1,225,966
Administrative services reimbursements received	428,071	—
Service agreement fee received	21,297	21,781
Net investment income received	26,625	23,593
Limited partnership distributions	6,008	2,993
Decrease in reimbursements collected from affiliates	—	(7,335)
Commissions paid to agents	(639,574)	(597,700)
Agents bonuses paid	(130,657)	(118,862)
Salaries and wages paid	(136,868)	(128,071)
Pension contribution and employee benefits paid	(106,718)	(62,837)
General operating expenses paid	(144,759)	(167,985)
Administrative services expenses paid	(427,852)	—
Income taxes paid	(29,208)	(70,504)
Interest paid	(1,820)	(705)
Net cash provided by operating activities	174,314	120,334

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(194,773)	(292,702)
Equity securities	(4,087)	—
Limited partnerships	(217)	(330)
Proceeds from investments:
Available-for-sale securities sales	125,913	120,418
Available-for-sale securities maturities/calls	98,922	146,434
Equity securities	4,159	—
Limited partnerships	3,046	7,986
Net purchase of fixed assets	(48,667)	(18,036)
Net distributions on agent loans	(37,271)	(4,185)
Net cash used in investing activities	(52,975)	(40,415)

Cash flows from financing activities
Dividends paid to shareholders	(117,355)	(109,324)
Net proceeds from long-term borrowings	24,983	24,961
Net cash used in financing activities	(92,372)	(84,363)

Net increase (decrease) in cash and cash equivalents	28,967	(4,444)
Cash and cash equivalents, beginning of period	215,721	189,072
Cash and cash equivalents, end of period	$244,688	$184,628

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 22, 2018.

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
Under ASC 606, we determined that we have two performance obligations under the subscriber’s agreement. The first performance obligation is providing policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. Therefore, upon adoption of ASC 606 beginning January 1, 2018, the management fee earned per the subscriber’s agreement, currently 25% of all direct and assumed premiums written by the Exchange, is allocated between the two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive related to the administrative services are presented gross in our Statement of Operations effective January 1, 2018. There was no significant impact to service agreement revenue upon adoption of ASC 606.
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
The revenue allocated to the second performance obligation is recognized over several years in correlation with the costs incurred because the economic benefit of the services provided (i.e. management of the administrative services) transfers to the customer over a period of time. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. On January 1, 2018, we established a contract liability of $48.5 million representing the portion of revenue not yet earned related to the administrative services to be provided in subsequent years. We recorded a related deferred tax asset of $10.2 million and a cumulative effect adjustment that reduced retained earnings by $38.3 million. The adoption of ASC 606 changed the presentation of our Statement of Cash Flows, but had no net impact to our cash flows.

The cumulative effect of the changes made to our Statement of Financial Position at January 1, 2018 were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Statement of Financial Position:
Assets
Deferred tax asset	$19,390	$10,188	$29,578
Liabilities
Contract liability	—	48,514	48,514
Equity
Retained earnings	2,140,853	(38,326)	2,102,527

The impact of adoption on our Statement of Financial Position at September 30, 2018 was as follows:

	September 30, 2018
(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)
	(Unaudited)
Statement of Financial Position:
Assets
Deferred tax asset	$37,660	$26,742	$10,918
Liabilities
Contract liability	51,989	—	51,989
Equity
Retained earnings	2,211,013	2,252,084	(41,071)

The impact of adoption on our Statement of Operations at September 30, 2018 was as follows:

	Three months ended			Nine months ended
(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)
	(Unaudited)			(Unaudited)
Statement of Operations:
Management fee revenue allocated to policy issuance and renewal services, gross	$451,070	$465,982	$(14,912)	$1,315,202	$1,358,680	$(43,478)
Less: change in allowance for management fee returned on cancelled policies	291	300	(9)	(3,291)	(3,400)	109
Management fee revenue allocated to policy issuance and renewal services, net	$451,361	$466,282	$(14,921)	$1,311,911	$1,355,280	$(43,369)

Management fee revenue allocated to administrative services, gross	$13,538	$—	$13,538	$39,939	$—	$39,939
Less: change in allowance for management fee returned on cancelled policies	(17)	—	(17)	(45)	—	(45)
Management fee revenue allocated to administrative services, net	13,521	—	13,521	39,894	—	39,894
Administrative services reimbursement revenue	140,172	—	140,172	432,642	—	432,642
Total revenue allocated to administrative services	$153,693	$—	$153,693	$472,536	$—	$472,536

Administrative services expenses	$140,172	$—	$140,172	$432,642	$—	$432,642

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

Recently issued accounting standards
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other Internal-Use Software", which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General", which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We plan to adopt this guidance at December 31, 2018 and do not expect a material impact on our postretirement benefit disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement", which is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. This guidance modifies and adds new disclosure requirements primarily related to Level 3 fair value measurements.  We are currently evaluating the impact of this guidance on our fair value measurement disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our invested assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. Other financial assets subject to this guidance include our receivables from Erie Insurance Exchange and its subsidiaries and agent loans. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. Accordingly, we do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the Statements of Financial Position and to disclose key information about leasing arrangements. Under existing guidance, we recognize our operating lease expense in the Statements of Operations. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, "Leases-Targeted Improvements", which permits entities to apply the existing lease guidance in comparative periods and recognize any cumulative effect adjustment in the year of adoption. We expect to apply this optional transition method. Our primary leases for which an asset and related liability will be recognized include agreements for real estate, computer equipment, vehicles, and copiers. While we expect the recognition of lease assets and liabilities to be material to our Statement of Financial Position at adoption date, we do not expect the cumulative effect adjustment to be material. The increase in assets and liabilities will be based on the actual leases in effect at the date of adoption. New disclosures will be required with the adoption of this guidance. We do not expect a material impact to our results of operations or cash flows.

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

Reclassifications
Certain amounts previously reported in the 2017 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation.  One of the reclassifications resulted from new accounting guidance and only affected the Statements of Operations.  Most notably, "Commissions", "Salaries and employee benefits", and "All other operating expenses" have been combined within "Cost of operations - policy issuance and renewal services" in the Statements of Operations (see Note 3, "Revenue").  This reclassification had no effect on previously reported net income.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over time as these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statement of Financial Position. We recorded a contract liability of $48.5 million at January 1, 2018, upon adoption of ASC 606. The management fee revenue recognized as earned for these services for the nine months ended September 30, 2018 was $39.9 million. Beginning with the adoption of ASC 606 on January 1, 2018, the administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Management fee revenue - policy issuance and renewal services	$451,361	$435,214	$1,311,911	$1,268,591

Management fee revenue - administrative services	13,521	—	39,894	—
Administrative services reimbursement revenue	140,172	—	432,642	—
Total administrative services	$153,693	$—	$472,536	$—

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2018			2017
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$79,787	46,188,941	$1.73	$58,064	46,188,949	$1.26
Dilutive effect of stock-based awards	0	27,697	—	0	27,127	—
Assumed conversion of Class B shares	659	6,100,800	—	479	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$80,446	52,317,438	$1.54	$58,543	52,316,876	$1.12
Class B – Basic EPS:
Income available to Class B stockholders	$659	2,542	$259	$479	2,542	$189
Class B – Diluted EPS:
Income available to Class B stockholders	$658	2,542	$259	$479	2,542	$189

	Nine months ended September 30,
	2018			2017
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$224,060	46,188,522	$4.85	$163,596	46,186,109	$3.54
Dilutive effect of stock-based awards	0	24,320	—	0	55,541	—
Assumed conversion of Class B shares	1,850	6,100,800	—	1,350	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$225,910	52,313,642	$4.32	$164,946	52,342,450	$3.15
Class B – Basic EPS:
Income available to Class B stockholders	$1,850	2,542	$728	$1,350	2,542	$531
Class B – Diluted EPS:
Income available to Class B stockholders	$1,849	2,542	$727	$1,350	2,542	$531

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

Certain assets and liabilities are not carried at fair value on a recurring basis, including agent loans which are included in other assets (see Note 6, "Investments") and long-term borrowings (see Note 7, "Borrowing Arrangements"). Accordingly, such financial instruments are not included in the fair value hierarchy disclosure because they are not subject to re-measurement at fair value. There were no assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2018.

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At September 30, 2018
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$36,425	$0	$36,425	$0
States & political subdivisions	256,865	0	256,865	0
Corporate debt securities	277,669	0	269,399	8,270
Residential mortgage-backed securities	2,494	0	2,494	0
Commercial mortgage-backed securities	46,860	0	46,860	0
Collateralized debt obligations	65,294	0	65,294	0
Other debt securities	18,588	0	17,683	905
Total available-for-sale securities	704,195	0	695,020	9,175
Equity securities:
Nonredeemable preferred stock - financial services sector	12,511	1,981	10,530	0
Total equity securities	12,511	1,981	10,530	0
Other limited partnership investments (1)	3,317	—	—	—
Total	$720,023	$1,981	$705,550	$9,175

	At December 31, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. treasury	$11,734	$0	$11,734	$0
States & political subdivisions	259,264	0	259,264	0
Foreign government securities	503	0	503	0
Corporate debt securities	346,523	0	338,644	7,879
Residential mortgage-backed securities	25,571	0	25,571	0
Commercial mortgage-backed securities	32,804	0	32,804	0
Collateralized debt obligations	58,034	0	55,834	2,200
Other debt securities	11,528	0	11,528	0
Total fixed maturities	745,961	0	735,882	10,079
Nonredeemable preferred stock - financial services sector	11,659	2,015	9,644	0
Nonredeemable preferred stock - utilities sector	1,093	0	1,093	0
Total available-for-sale securities	758,713	2,015	746,619	10,079
Other limited partnership investments (1)	4,816	—	—	—
Total	$763,529	$2,015	$746,619	$10,079

(1)          Other limited partnership investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2018, no contributions were made and distributions totaling $1.2 million were received from these investments. During the year ended December 31, 2017, no contributions were made and distributions totaling $0.5 million were received from these investments. There were no unfunded commitments related to the investments as of September 30, 2018 and December 31, 2017.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs. Transfers into and out of level classifications in 2017 are reported as having occurred at the beginning of the quarter in which the transfers occurred. Effective January 1, 2018, we changed our policy to recognize transfers as occurring at the end of the quarter in which the transfers occurred. This change was applied prospectively due to the immaterial impact on prior year disclosures.

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2018 and 2017.

Level 3 Assets – 2018 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2018
Available-for-sale securities:
Corporate debt securities	$11,120	$3	$71	$1,539	$(1,416)	$2,735	$(5,782)	$8,270
Other debt securities	0	0	0	905	0	0	0	905
Total Level 3 available-for-sale securities	$11,120	$3	$71	$2,444	$(1,416)	$2,735	$(5,782)	$9,175

Level 3 Assets – 2018 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$4	$23	$4,586	$(2,381)	$10,517	$(12,358)	$8,270
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Other debt securities	0	0	0	905	0	0	0	905
Total Level 3 available-for-sale securities	$10,079	$4	$30	$5,491	$(2,381)	$10,517	$(14,565)	$9,175

Level 3 Assets – 2017 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,295	$24	$(60)	$539	$(1,240)	$2,633	$(3,276)	$7,915
Total Level 3 available-for-sale securities	$9,295	$24	$(60)	$539	$(1,240)	$2,633	$(3,276)	$7,915

Level 3 Assets – 2017 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$3	$(108)	$4,520	$(4,372)	$8,444	$(9,924)	$7,915
Total Level 3 available-for-sale securities	$9,352	$3	$(108)	$4,520	$(4,372)	$8,444	$(9,924)	$7,915

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding broker quotes totaled $9.2 million at September 30, 2018. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

	At September 30, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities priced via pricing services	$704,195	$0	$695,020	$9,175
Equity securities priced via pricing services	12,511	1,981	10,530	0
Other limited partnership investments priced via unobservable inputs (1)	3,317	—	—	—
Total	$720,023	$1,981	$705,550	$9,175

(1)
Other limited partnership investments measured at fair value represent real estate funds included on the Statements of Financial Position as limited partnership investments that are reported under the fair value option using the NAV practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The fair value of these investments is based on the NAV information provided by the general partner.

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities. See also Note 5, "Fair Value" for additional fair value disclosures.

	At September 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$36,799	$0	$374	$36,425
States & political subdivisions	257,612	2,392	3,139	256,865
Corporate debt securities	279,814	1,031	3,176	277,669
Residential mortgage-backed securities	2,524	0	30	2,494
Commercial mortgage-backed securities	47,491	12	643	46,860
Collateralized debt obligations	65,421	80	207	65,294
Other debt securities	18,621	7	40	18,588
Total available-for-sale securities	$708,282	$3,522	$7,609	$704,195

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. treasury	$11,873	$0	$139	$11,734
States & political subdivisions	254,533	5,351	620	259,264
Foreign government securities	501	2	0	503
Corporate debt securities	346,759	1,688	1,924	346,523
Residential mortgage-backed securities	25,324	371	124	25,571
Commercial mortgage-backed securities	33,475	26	697	32,804
Collateralized debt obligations	57,838	237	41	58,034
Other debt securities	11,496	32	0	11,528
Total fixed maturities	741,799	7,707	3,545	745,961
Nonredeemable preferred stock - financial services sector	11,719	15	75	11,659
Nonredeemable preferred stock - utilities sector	1,118	0	25	1,093
Total available-for-sale securities	$754,636	$7,722	$3,645	$758,713

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2018, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2018
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$105,133	$105,031
Due after one year through five years	230,247	230,234
Due after five years through ten years	247,101	244,336
Due after ten years	125,801	124,594
Total available-for-sale securities	$708,282	$704,195

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At September 30, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$24,910	$31	$11,515	$343	$36,425	$374	5
States & political subdivisions	104,325	1,995	23,592	1,144	127,917	3,139	67
Corporate debt securities	145,419	2,281	39,278	895	184,697	3,176	425
Residential mortgage-backed securities	790	3	1,703	27	2,493	30	3
Commercial mortgage-backed securities	22,564	216	13,352	427	35,916	643	30
Collateralized debt obligations	43,995	207	0	0	43,995	207	33
Other debt securities	12,580	40	0	0	12,580	40	14
Total available-for-sale securities	$354,583	$4,773	$89,440	$2,836	$444,023	$7,609	577
Quality breakdown of available-for-sale securities:
Investment grade	$284,054	$3,207	$77,869	$2,325	$361,923	$5,532	213
Non-investment grade	70,529	1,566	11,571	511	82,100	2,077	364
Total available-for-sale securities	$354,583	$4,773	$89,440	$2,836	$444,023	$7,609	577

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. treasury	$10,237	$110	$1,497	$29	$11,734	$139	4
States & political subdivisions	52,553	288	14,361	332	66,914	620	33
Corporate debt securities	171,154	1,585	31,113	339	202,267	1,924	331
Residential mortgage-backed securities	4,156	29	7,064	95	11,220	124	11
Commercial mortgage-backed securities	10,836	85	11,984	612	22,820	697	19
Collateralized debt obligations	21,598	41	0	0	21,598	41	12
Other debt securities	1,499	0	0	0	1,499	0	1
Total fixed maturities	272,033	2,138	66,019	1,407	338,052	3,545	411
Nonredeemable preferred stock - financial services sector	9,644	75	0	0	9,644	75	5
Nonredeemable preferred stock - utilities sector	1,093	25	0	0	1,093	25	1
Total available-for-sale securities	$282,770	$2,238	$66,019	$1,407	$348,789	$3,645	417
Quality breakdown of fixed maturities:
Investment grade	$214,586	$1,064	$62,193	$985	$276,779	$2,049	158
Non-investment grade	57,447	1,074	3,826	422	61,273	1,496	253
Total fixed maturities	$272,033	$2,138	$66,019	$1,407	$338,052	$3,545	411

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Fixed maturities (1)	$6,243	$4,234	$18,616	$16,358
Equity securities	203	0	487	49
Cash equivalents and other	1,484	1,936	3,518	2,852
Total investment income	7,930	6,170	22,621	19,259
Less: investment expenses	271	188	1,038	1,057
Investment income, net of expenses	$7,659	$5,982	$21,583	$18,202

(1) Includes interest earned on note receivable from Erie Family Life Insurance Company ("EFL") of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018 and 2017, respectively.

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Available-for-sale securities:
Gross realized gains	$525	$1,621	$1,100	$2,708
Gross realized losses	(526)	(722)	(1,512)	(1,261)
Net realized (losses) gains on available-for-sale securities	(1)	899	(412)	1,447
Equity securities	(1)	—	(189)	—
Miscellaneous	2	0	104	92
Net realized investment gains (losses)	$0	$899	$(497)	$1,539

The portion of net unrealized gains and losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Equity securities: (1)
Total net realized losses	$(1)	$—	$(189)	$—
Less: net losses realized on securities sold	(52)	—	(86)	—
Net unrealized gains (losses) recognized during the period on securities held at reporting date	$51	$—	$(103)	$—

(1)
With the adoption of ASU 2016-01, effective January 1, 2018, changes in unrealized gains and losses on equity securities are included in net realized investment gains (losses) in the Statement of Operations. The adoption of this guidance resulted in a reclassification of net unrealized losses of $0.1 million from accumulated other comprehensive loss to retained earnings at January 1, 2018.

There were no other-than-temporary impairments on available-for-sale securities recognized in earnings for the three months ended September 30, 2018 and 2017. Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.6 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through September 30, 2018 are comprised of partnership financial results for the fourth quarter of 2017 and first two quarters of 2018.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2018. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Equity in earnings of limited partnerships accounted for under the equity method	$645	$1,305	$624	$1,704
Change in fair value of limited partnerships accounted for under the fair value option	127	232	(263)	195
Equity in earnings of limited partnerships	$772	$1,537	$361	$1,899

The following table summarizes limited partnership investments by sector:

(in thousands)	At September 30, 2018	At December 31, 2017
Private equity	$29,632	$31,663
Mezzanine debt	1,922	3,516
Real estate	2,217	5,127
Real estate - fair value option	3,317	4,816
Total limited partnership investments	$37,088	$45,122

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Agent Loans
Agent loans are issued to independent agents and are carried at unpaid principal balance. The carrying value of our agent loans at September 30, 2018 and December 31, 2017 was $59.1 million and $21.8 million, respectively, and are included in other assets in the Statements of Financial Position.

Note 7.  Borrowing Arrangements

Bank line of credit
As of September 30, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2018.  Bonds with a fair value of $107.5 million were pledged as collateral on the line at September 30, 2018. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of September 30, 2018. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at September 30, 2018.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million was drawn on December 1, 2016, June 1, 2017, and December 1, 2017. The final $25 million was completed on June 1, 2018, for a total drawn amount of $100 million. During the draw period from December 1, 2016 through December 31, 2018, we will make monthly interest payments under the Credit Facility. Upon the expiration of the draw period, the Credit Facility converts to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years, commencing on January 1, 2019. Borrowings under the Credit Facility bear interest at a fixed rate of 4.35%. In addition, we are required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the draw period. Bonds with a fair value of $107.5 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of September 30, 2018. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at September 30, 2018.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. The estimated fair value of this borrowing at September 30, 2018 was $90.5 million. The estimated fair value was determined using estimates based upon interest rates and credit spreads and are classified as Level 3 in the fair value hierarchy as of September 30, 2018.

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

Accelerated contributions of $80 million were made to the defined benefit pension plan in the first half of 2018.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $18.1 million at September 30, 2018 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost for benefits earned	$9,513	$7,777	$28,539	$23,330
Interest cost on benefits obligation	8,845	8,569	26,536	25,706
Expected return on plan assets	(12,815)	(10,317)	(38,444)	(30,950)
Prior service cost amortization	339	218	1,015	654
Net actuarial loss amortization	3,202	2,325	9,606	6,975
Pension plan cost (1)	$9,084	$8,572	$27,252	$25,715

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

The effective tax rate may differ from the statutory federal tax rate primarily due to permanent differences for tax exempt interest income.

Income tax amounts are estimates based on our initial analysis and interpretation of the Tax Cuts and Jobs Act ("TCJA") enacted in 2017. In the third quarter of 2018, the Internal Revenue Service issued guidance that clarifies the tax treatment for the TCJA items for which our accounting was incomplete. We are in the process of refining our analysis and determining the impact on our deferred tax assets and liabilities.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2018 and the year ended December 31, 2017. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2018 and the year ended December 31, 2017. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2018.

During the nine months ended September 30, 2018, we purchased 24,692 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.9 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January and May 2018. We purchased 6,938 shares for $0.8 million, or $119.52 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March, May, and August 2018. The remaining 11,924 shares were purchased at a total cost of $1.4 million, or $119.20 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March, May, and August 2018.

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

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
(in thousands)	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI (loss), beginning of period	$(4,157)	$(873)	$(3,284)	$7,974	$2,791	$5,183
OCI (loss) before reclassifications	(624)	(131)	(493)	643	225	418
Realized investment losses (gains)	1	0	1	(899)	(314)	(585)
OCI (loss)	(623)	(131)	(492)	(256)	(89)	(167)
AOCI (loss), end of period	$(4,780)	$(1,004)	$(3,776)	$7,718	$2,702	$5,016

Pension and other postretirement plans: (2)
AOCI (loss), beginning of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
AOCI (loss), end of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of period	$(205,111)	$(43,074)	$(162,037)	$(182,721)	$(63,953)	$(118,768)
Investment securities	(623)	(131)	(492)	(256)	(89)	(167)
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(623)	(131)	(492)	(256)	(89)	(167)
AOCI (loss), end of period	$(205,734)	$(43,205)	$(162,529)	$(182,977)	$(64,042)	$(118,935)

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
(in thousands)	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI, beginning of period	$3,410	$716	$2,694	$3,954	$1,384	$2,570
OCI (loss) before reclassifications	(9,163)	(1,924)	(7,239)	5,029	1,760	3,269
Realized investment losses (gains)	412	86	326	(1,447)	(506)	(941)
Impairment losses	646	136	510	182	64	118
Cumulative effect of adopting ASU 2016-01 (3)	(85)	(18)	(67)	—	—	—
OCI (loss)	(8,190)	(1,720)	(6,470)	3,764	1,318	2,446
AOCI (loss), end of period	$(4,780)	$(1,004)	$(3,776)	$7,718	$2,702	$5,016

Pension and other postretirement plans: (2)
AOCI (loss), beginning of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
AOCI (loss), end of period	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of period	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)
Investment securities	(8,190)	(1,720)	(6,470)	3,764	1,318	2,446
Pension and other postretirement plans	0	0	0	0	0	0
OCI (loss)	(8,190)	(1,720)	(6,470)	3,764	1,318	2,446
AOCI (loss), end of period	$(205,734)	$(43,205)	$(162,529)	$(182,977)	$(64,042)	$(118,935)

(1)	Deferred taxes were recognized at the corporate rate of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017.

(2)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

(3)	ASU 2016-01 required a reclassification of unrealized losses of equity securities from AOCI to retained earnings at January 1, 2018. See Note 2, "Significant Accounting Policies".

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its subsidiaries. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its subsidiaries were $463.6 million and $418.3 million at September 30, 2018 and December 31, 2017, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $13.9 million related to our limited partnership investments at September 30, 2018.  These commitments are split among private equity securities of $5.5 million, mezzanine debt securities of $8.1 million, and real estate activities of $0.3 million.  These commitments will be funded as required by the limited partnership agreements.

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

Under ASC 606, we determined that we are acting as the attorney-in-fact for the subscribers at the Exchange in two capacities pursuant to the subscriber's agreement. The first is providing policy issuance and renewal services. The second is acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all claims handling, life insurance, and investment management services, collectively referred to as "administrative services". Beginning January 1, 2018, the management fee, currently 25% of all direct and assumed premiums written by the Exchange, is allocated between the two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations effective January 1, 2018.

A significant portion of the management fee will be allocated to the policy issuance and renewal services and recognized at a point in time, i.e. the time of policy issuance or renewal. Therefore, the related revenue recognition pattern for the vast majority of our revenues remains unchanged. The management fee allocated to the administrative services is recognized as revenue over a four-year period in correlation to costs incurred. Upon adoption at January 1, 2018, we established a contract liability related to the administrative services of $48.5 million, a deferred tax asset of $10.2 million, and recorded a cumulative effect adjustment that reduced shareholders' equity by $38.3 million. If ASC 606 had been effective in 2017, based on current estimates our revenue would have been reduced by approximately $3.1 million for the nine months ended September 30, 2017, and reduced by approximately $2.8 million for the year ended December 31, 2017.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Operating income	$96,695	$81,239	19.0%	$269,585	$231,627	16.4%
Total investment income	8,431	8,418	0.2	20,801	21,458	(3.1)
Interest expense, net	709	377	NM	1,864	800	NM
Other income (expense)	54	(415)	NM	156	(1,231)	NM
Income before income taxes	104,471	88,865	17.6	288,678	251,054	15.0
Income tax expense	24,025	30,322	(20.8)	62,768	86,108	(27.1)
Net income	$80,446	$58,543	37.4%	$225,910	$164,946	37.0%
Net income per share - diluted	$1.54	$1.12	37.4%	$4.32	$3.15	37.0%

NM = not meaningful

Operating income increased in both the third quarter and nine months ended September 30, 2018, compared to the same periods in 2017, as the growth in total operating revenue outpaced the growth in total operating expenses. Management fee revenue for policy issuance and renewal services increased $16.1 million in the third quarter of 2018 and $43.3 million for the nine months ended September 30, 2018, compared to the same periods in 2017. Management fee revenue allocated to administrative services was $13.5 million in the third quarter of 2018 and $39.9 million for the nine months ended September 30, 2018. No management fee revenue was allocated to administrative services in the third quarter or nine months ended September 30, 2017. Management fee revenue is based upon the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2018 and 2017. The direct and assumed premiums written by the Exchange increased 7.1% to $1.9 billion in the third quarter of 2018 and 6.9% to $5.4 billion for the nine months ended September 30, 2018, compared to the same periods in 2017. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $140.2 million for the third quarter of 2018 and $432.6 million for the nine months ended September 30, 2018, but had no net impact on operating income.

Cost of operations for policy issuance and renewal services increased 3.9% and 4.2% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher commissions driven by direct written premium growth.

Total investment income remained flat in the third quarter of 2018 and decreased $0.7 million for the nine months ended September 30, 2018, compared to the same periods in 2017. The decrease for the nine months ended September 30, 2018 was driven by net realized losses and impairments on investments, coupled with lower earnings generated from limited partnership investments, somewhat offset by higher net investment income.

Income before income taxes increased $15.6 million in the third quarter and $37.6 million for the nine months ended September 30, 2018, while income tax expense decreased $6.3 million in the third quarter and $23.3 million for the nine months ended September 30, 2018, due to the lower income tax rate of 21% which became effective January 1, 2018.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and assumed premiums written by the Exchange	$1,863,927	$1,739,654	7.1%	$5,434,720	$5,085,562	6.9%
Management fee rate	24.2%	25.0%		24.2%	25.0%
Management fee revenue	451,070	434,914	3.7	1,315,202	1,271,391	3.4
Change in allowance for management fee returned on cancelled policies (1)	291	300	NM	(3,291)	(2,800)	NM
Management fee revenue - policy issuance and renewal services, net (2)	$451,361	$435,214	3.7%	$1,311,911	$1,268,591	3.4%

Administrative services
Direct and assumed premiums written by the Exchange	$1,863,927	$—	N/A %	$5,434,720	$—	N/A %
Management fee rate	0.8%	—		0.8%	—
Management fee revenue	14,912	—	N/A	43,478	—	N/A
Change in contract liability (3)	(1,374)	N/A	N/A	(3,539)	N/A	N/A
Change in allowance for management fee returned on cancelled policies (1)	(17)	N/A	N/A	(45)	N/A	N/A
Management fee revenue - administrative services, net	13,521	—	N/A	39,894	—	N/A
Administrative services reimbursement revenue	140,172	—	N/A	432,642	—	N/A
Total revenue from administrative services	$153,693	$—	N/A %	$472,536	$—	N/A %

NM = not meaningful
N/A = not applicable

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
The allocation of management fee revenue between the two performance obligations beginning January 1, 2018 caused the growth in management fee revenue - policy issuance and renewal services to not correspond directly with the growth in direct and assumed premiums written by the Exchange in the third quarter and nine months ended September 30, 2018 compared to same respective periods in 2017.

(3)
With the adoption of ASC 606 effective January 1, 2018, management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies and Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 7.1% to $1.9 billion in the third quarter of 2018 compared to the third quarter of 2017, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.5% in the third quarter of 2018 as the result of continuing strong policyholder retention, compared to 3.4% in the third quarter of 2017.  The year-over-year average premium per policy for all lines of business increased 3.2% at September 30, 2018, compared to 2.6% at September 30, 2017.

Premiums generated from new business increased 3.6% to $230 million in the third quarter of 2018. While third quarter 2018 new business polices written decreased 1.9%, the year-over-year average premium per policy on new business increased 5.4% at September 30, 2018, driving this new business premium increase. Premiums generated from new business increased 14.2% to $222 million in the third quarter of 2017. Underlying this trend in new business premium was a 9.2% increase in new business policies written in the third quarter of 2017 and a year-over-year average premium per policy on new business increase of 4.6% at September 30, 2017. Premiums generated from renewal business increased 7.7% to $1.6 billion in the third quarter of 2018, compared to an increase of 4.7% to $1.5 billion in the third quarter of 2017.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.9% at September 30, 2018 and steady policy retention ratios.  Year-over-year average premium per policy increased 2.4% at September 30, 2017.

Personal lines – Total personal lines premiums written increased 6.8% to $1.4 billion in the third quarter of 2018, from $1.3 billion in the third quarter of 2017, driven by an increase of 3.6% in total personal lines policies in force and an increase of 3.2% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 8.0% to $494 million in the third quarter of 2018, from $457 million in the third quarter of 2017, driven by a 2.5% increase in total commercial lines policies in force and a 3.8% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Our continued focus on underwriting discipline and the maturing of pricing sophistication models has contributed to the Exchange's steady policy retention ratios and increased average premium per policy.

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$451,361	$435,214	3.7%	$1,311,911	$1,268,591	3.4%
Service agreement revenue	7,072	7,278	(2.8)	21,297	21,781	(2.2)
	458,433	442,492	3.6	1,333,208	1,290,372	3.3
Cost of policy issuance and renewal services	375,259	361,253	3.9	1,103,517	1,058,745	4.2
Operating income - policy issuance and renewal services	$83,174	$81,239	2.4%	$229,691	$231,627	(0.8)%

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

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$256,770	$248,677	3.3%	$752,437	$720,538	4.4%
Non-commission expense:
Underwriting and policy processing	$36,046	$36,060	0.0%	$113,372	$108,115	4.9%
Information technology	36,720	32,688	12.3	105,569	102,850	2.6
Sales and advertising	14,725	15,722	(6.3)	45,960	46,375	(0.9)
Customer service	7,592	7,083	7.2	24,084	20,661	16.6
Administrative and other	23,406	21,023	11.3	62,095	60,206	3.1
Total non-commission expense	118,489	112,576	5.3	351,080	338,207	3.8
Total cost of policy issuance and renewal services	$375,259	$361,253	3.9%	$1,103,517	$1,058,745	4.2%

Commissions – Commissions increased $8.1 million in the third quarter of 2018 and $31.9 million for the nine months ended September 30, 2018, compared to the same respective periods in 2017. The increases were driven by the growth in direct and assumed premiums written by the Exchange of 7.1% for the third quarter and 6.9% for the nine months ended September 30, 2018, slightly offset by lower agent incentive costs related to less profitable growth, compared to the same respective periods in 2017. The estimated agent incentive payout at September 30, 2018 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2018. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $5.9 million in the third quarter of 2018 compared to the same period in 2017. Information technology costs increased $4.0 million primarily due to higher professional fees. Administrative and other expenses increased $2.4 million primarily due to higher professional fees and personnel costs. Personnel costs in all expense categories were impacted by lower estimated costs for incentive plan awards related to underwriting performance.

Non-commission expense increased $12.9 million for the nine months ended September 30, 2018 compared to the same period in 2017. Underwriting and policy processing costs increased $5.3 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $2.7 million primarily due to increased personnel costs. Customer service costs increased $3.4 million primarily due to increased personnel costs and credit card processing fees. Personnel costs in all expense categories were higher due to additional bonuses of approximately $4.8 million awarded to all employees as a result of tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 as well as increased pension and medical costs. The total increase in personnel costs was somewhat offset by lower estimated costs for incentive plan awards related to underwriting performance.

Administrative services

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change		2018	2017	% Change
	(Unaudited)				(Unaudited)
Management fee revenue - administrative services, net	$13,521	$—	N/A	%	$39,894	$—	N/A	%
Administrative services reimbursement revenue	140,172	—	N/A		432,642	—	N/A
Total revenue allocated to administrative services	153,693	—	N/A		472,536	—	N/A
Administrative services expenses
Claims handling services	122,205	—	N/A		377,854	—	N/A
Investment management services	7,834	—	N/A		24,607	—	N/A
Life management services	10,133	—	N/A		30,181	—	N/A
Operating income - administrative services	$13,521	$—	N/A	%	$39,894	$—	N/A	%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
	(Unaudited)			(Unaudited)
Net investment income	$7,659	$5,982	28.0%	$21,583	$18,202	18.6%
Net realized investment gains (losses)	0	899	NM	(497)	1,539	NM
Net impairment losses recognized in earnings	0	0	NM	(646)	(182)	NM
Equity in earnings of limited partnerships	772	1,537	(49.7)	361	1,899	(81.0)
Total investment income	$8,431	$8,418	0.2%	$20,801	$21,458	(3.1)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $1.7 million in the third quarter of 2018, compared to the third quarter of 2017 and increased by $3.4 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in net investment income in both periods was primarily due to an increase in income from cash and cash equivalents driven by an increase in rates and an increase in bond income due to higher yields.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$(1)	$899	$(412)	$1,592
Equity securities	(52)	0	(111)	(145)
Equity securities change in fair value (1)	51	0	(78)	0
Miscellaneous	2	0	104	92
Net realized investment gains (losses) (2)	$0	$899	$(497)	$1,539

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

The third quarter of 2018 losses from sales of fixed maturity and equity securities were offset by increases in fair value of equity securities and miscellaneous gains. Net realized gains during the third quarter of 2017 reflected gains from sales of fixed maturity securities. Net realized losses of $0.5 million for the nine months ended September 30, 2018 were primarily driven by losses from sales of securities coupled with decreases in fair value of equity securities. Net realized gains of $1.5 million for the nine months ended September 30, 2017 were primarily driven by gains from sales of fixed maturity securities partially offset by losses from sales of equity securities.

Net impairment losses recognized in earnings
There were no impairment losses in the third quarter of 2018 or 2017. Net impairment losses were $0.6 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Impairments were primarily related to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. Impairments in both years also included securities in an unrealized loss position with intent to sell prior to expected recovery of our amortized cost basis.

Equity in earnings (losses) of limited partnerships
The components of equity in earnings (losses) of limited partnerships are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Private equity	$639	$594	$705	$822
Mezzanine debt	125	387	230	274
Real estate	8	556	(574)	803
Equity in earnings of limited partnerships	$772	$1,537	$361	$1,899

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2018 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2017 and the first two quarters of 2018.

Limited partnership investments generated gains of $0.8 million and $0.4 million in the third quarter and year to date 2018, respectively compared to earnings of $1.5 million and $1.9 million in the third quarter and year to date periods of 2017, respectively. The real estate sector generated lower earnings in the third quarter 2018 and losses in the nine months ended September 30, 2018.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.9% to $5.4 billion for the nine months ended September 30, 2018 from $5.1 billion for the nine months ended September 30, 2017. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $9.1 billion at September 30, 2018, $8.8 billion at December 31, 2017, and $8.4 billion at September 30, 2017. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at September 30, 2018 and 89.6% at December 31, 2017 and September 30, 2017.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	September 30, 2018	% to total	December 31, 2017	% to total
	(Unaudited)
Fixed maturities	$704,195	87%	$745,961	90%
Equity securities:
Preferred stock	12,511	2	12,752	2
Limited partnerships:
Private equity	29,632	4	31,663	4
Mezzanine debt	1,922	0	3,516	0
Real estate	5,534	1	9,943	1
Other investments (1)	59,581	6	21,985	3
Total investments	$813,375	100%	$825,820	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $256.9 million, or 36%, of the total fixed maturity portfolio at September 30, 2018.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, amounted to $3.2 million at September 30, 2018, compared to net unrealized gains of $3.3 million at December 31, 2017.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At September 30, 2018
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$0	$16,801	$16,801
Communications	0	1,967	0	3,486	23,592	29,045
Consumer	0	0	3,486	27,782	46,223	77,491
Diversified	0	0	0	0	957	957
Energy	0	997	0	3,644	16,179	20,820
Financial	0	3,976	23,683	28,432	17,419	73,510
Government-municipal	99,411	141,499	15,955	0	0	256,865
Healthcare	0	0	0	0	502	502
Industrial	0	0	4,920	1,013	23,942	29,875
Structured securities (2)	90,514	30,745	7,967	4,010	0	133,236
Technology	0	999	2,003	6,489	14,405	23,896
U.S. treasury	0	36,425	0	0	0	36,425
Utilities	0	0	0	1,993	2,779	4,772
Total	$189,925	$216,608	$58,014	$76,849	$162,799	$704,195

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

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

The following table presents an analysis of the fair value of our preferred stock securities by sector:

(in thousands)
Industry Sector	At September 30, 2018	At December 31, 2017
	(Unaudited)
Financial	$12,511	$11,659
Utilities	0	1,093
Total	$12,511	$12,752

Limited partnerships
At September 30, 2018, investments in limited partnerships decreased from the investment levels at December 31, 2017.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2018 reflect the partnership activity experienced in the fourth quarter of 2017 and the first two quarters of 2018.

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

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2018	2017
	(Unaudited)
Net cash provided by operating activities	$174,314	$120,334
Net cash used in investing activities	(52,975)	(40,415)
Net cash used in financing activities	(92,372)	(84,363)
Net increase (decrease) in cash and cash equivalents	$28,967	$(4,444)

Net cash provided by operating activities was $174.3 million in the first nine months of 2018, compared to $120.3 million in the first nine months of 2017.  Increased cash from operating activities for the first nine months of 2018 was primarily due to an increase in management fee revenue received driven by growth in direct and assumed premiums written by the Exchange along with a decrease in income taxes paid due to the lower corporate income tax rate effective January 1, 2018, compared to the first nine months of 2017. Somewhat offsetting the increase in cash from operating activities was higher commissions and bonuses paid to agents and pension contributions, compared to the first nine months of 2017. Cash paid for agent commissions and bonuses increased $53.7 million to $770.2 million in the first nine months of 2018 due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Our Board approved an $80 million accelerated pension contribution, which was paid in the first half of 2018. In the first nine months of 2017, we contributed $39.0 million to our pension plan.  We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

At September 30, 2018, we recorded a net deferred tax asset of $37.7 million.  The Tax Cuts and Jobs Act reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. There was no deferred tax valuation allowance recorded at September 30, 2018.

Net cash used in investing activities totaled $53.0 million in the first nine months of 2018, compared to $40.4 million in the first nine months of 2017. The increase in cash used for the first nine months of 2018, compared to the first nine months of 2017, was driven by less cash being generated from the maturities and calls of available-for-sale securities and increased agent loans and fixed asset purchases. These increases were somewhat offset by lower purchases of available-for-sale securities. Also impacting our future investing activities are limited partnership commitments, which totaled $13.9 million at September 30, 2018, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $5.5 million, mezzanine debt securities was $8.1 million and real estate activities was $0.3 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of September 30, 2018, $53.1 million of costs have been incurred related to this project.

Net cash used in financing activities totaled $92.4 million in the first nine months of 2018, compared to $84.4 million in the first nine months of 2017. The increase in cash used was primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2018, compared to 2017.  There are no regulatory restrictions on the payment of dividends to our shareholders. Financing activities in both nine month periods were also impacted by draws of $25 million in each period on the senior secured draw term loan credit facility. Future financing activities will include the principal payments due under the senior secured draw term loan credit facility, which will not commence until 2019.

There were no repurchases of our Class A nonvoting common stock in the first nine months of 2018 and 2017 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2018, based upon trade date.

In the first nine months of 2018, we purchased 24,692 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.9 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January and May 2018. We purchased 6,938 shares for $0.8 million, or $119.52 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March, May and August 2018. The remaining 11,924 shares were purchased at a total cost of $1.4 million, or $119.20 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March, May and August 2018.

In the first nine months of 2017, we purchased 58,129 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $7.0 million. Of this amount, we purchased 3,785 shares for $0.4 million, or $111.55 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2017. We purchased 7,460 shares for $0.9 million, or $121.46 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March, May and August 2017. The remaining 46,884 shares were purchased at a total cost of $5.7 million, or $122.40 per share, for stock-based awards in conjunction with our long-term incentive plan, for which the shares were delivered to plan participants in June 2017.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $244.7 million at September 30, 2018, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $338.8 million at September 30, 2018.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2018. Bonds with a fair value of $107.5 million were pledged as collateral on the line at September 30, 2018. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at September 30, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of September 30, 2018, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Surplus Note
We hold a surplus note for $25 million from Erie Family Life Insurance Company that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the nine months ended September 30, 2018 and 2017, we recognized interest income on the note of $1.3 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2018.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Upon adoption of the new revenue recognition guidance on January 1, 2018, we implemented changes to our processes related to revenue recognition and the related control activities. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

On September 12, 2016, Plaintiffs filed a motion to stay the Sullivan lawsuit pending the outcome of the Federal Court Lawsuit they filed against Indemnity and former and current Directors of Indemnity on July 8, 2016. (See below.) Indemnity filed an opposition to Plaintiff’s motion to stay on September 19, 2016; and filed amended preliminary objections seeking dismissal of the Sullivan lawsuit on September 20, 2016. The motion to stay and the amended preliminary objections remain pending. On June 27, 2018, Plaintiffs filed a motion for a status conference in the Sullivan lawsuit.

On July 30, 2018, the Court held a status conference and thereafter lifted the stay of proceedings. On September 28, 2018, Indemnity filed a Motion to Enforce the Federal Judgment in the Beltz II lawsuit, seeking dismissal of the Sullivan lawsuit with prejudice. The Motion to Enforce the Federal Judgment remains pending.

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

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending September 30, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2018.

During the quarter ending September 30, 2018, we purchased 2,445 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $127.00 per share, to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. The shares were transferred to the rabbi trust in August 2018.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Retirement Agreement between Erie Indemnity Company and Sean J. McLaughlin dated September 26, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on September 28, 2018.

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

Erie Indemnity Company
(Registrant)

Date:	October 25, 2018	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO