Form 10-K
period 2018-12-31
ERIE INDEMNITY CO
filed 2019-02-21
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $2.9 billion of Class A non-voting common stock as of June 30, 2018. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance, and investment management services for its insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf.  Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee calculated as a percentage, not to exceed 25%, of the direct and assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position.

Services
The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2018 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2018 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2018 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Erie Insurance Exchange
As our primary purpose is to manage the affairs at the Exchange for the benefit of the subscribers (policyholders) through the policy issuance and renewal services and administrative services, the Exchange is our sole customer. Our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. We have no direct competition in providing these services to the Exchange.

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2018 direct and assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

The Exchange is represented by independent agencies that serve as its sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are an integral part of the Exchange's success.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 15, Concentrations of Credit Risk, of Notes to Financial Statements" contained within this report. See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report.

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

Employees
We had over 5,500 full-time employees at December 31, 2018, of which over 2,700, or 49%, provide claims related services exclusively for the Exchange. The Exchange reimburses us monthly for the cost of these services.

Government Regulation
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system.  Pursuant to these laws, the respective insurance departments may examine us and the Exchange and its wholly owned subsidiaries at any time, and may require disclosure and/or prior approval of certain transactions with the insurers and us, as an insurance holding company.

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

We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue.  Pursuant to the subscriber's agreement with the subscribers at the Exchange, we may retain up to 25% of all direct and assumed premiums written by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  Accordingly, any reduction in direct and assumed premiums written by the Exchange and/or the management fee rate would have a negative effect on our revenues and net income.

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

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange's competitors offer property and casualty products with more coverage or offer lower rates, and the Exchange is unable to implement product improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. In addition, due to the Exchange's premium concentration in the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing vehicle usage, usage-based methods of determining premiums, ownership and driving patterns such as ride sharing, advancements in vehicle or home technology or safety features such as accident and loss prevention technologies, the development of autonomous vehicles, or residential occupancy patterns, among other factors.

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

Pursuant to the subscriber's agreement, we perform policy issuance and renewal services for the subscribers at the Exchange and we serve as the attorney-in-fact on behalf of the Exchange with respect to its administrative services. The most significant costs we incur in providing policy issuance and renewal services are commissions, employee costs, and technology costs.

Commissions to independent agents are our largest expense.  Commissions include scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving certain targeted measures.  Changes to commission rates or bonus programs may result in increased future costs and lower profitability.

Our second largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs.  Regulatory developments, provider relationships, and demographic and economic factors that are beyond our control indicate that employee healthcare costs could continue to increase. Although we actively manage these cost increases, there can be no assurance that future cost increases will not occur and reduce our profitability. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance and changes in retirement patterns, which are beyond our control and any related future costs increases would reduce our profitability.

Technological development is necessary to facilitate ease of doing business for employees, agents and customers. Insurance company technological developments are focused on simplifying and improving the customer experience, increasing efficiencies, redesigning products and addressing other potentially disruptive changes in the insurance industry. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development projects.

We are subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when premiums are written.

We recognize a significant portion of management fees due from the Exchange as income when the premiums are written because at that time we have performed substantially all of the services we are required to perform related to policy issuance and renewal.  However, the management fees are not paid to us by the Exchange until the Exchange collects the premiums from subscribers/policyholders.  As a result, we hold receivables for management fees on premiums that have been written and assumed by the Exchange but not yet collected.  We also hold receivables from the Exchange for claims related and administrative costs for which we are reimbursed at actual costs. These costs are settled monthly.  The receivable from the Exchange totaled $449.9 million, or approximately 25% of our total assets at December 31, 2018.

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

Our success also depends on our ability to attract, develop, and retain a talented employee base.  The inability to staff all functions of our business with employees possessing the appropriate technical expertise, or our failure to recognize and respond to changing trends and other circumstances that affect our employees, could have an adverse effect on our business performance.  Staffing appropriately skilled employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, skilled employees in the actuarial, finance, human resources, law, and information technology areas are also essential to support our core functions.

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

We utilize third-party software for certain technology and business process functions. If our third-party software vendors are subjected to intellectual property infringement claims, we may lose the ability to use their software until the dispute is resolved.

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

We employ a company-wide cybersecurity program of technical, administrative, physical and disclosure controls intended to reduce the risk of cyber threats and protect our information, as well as to communicate potential material threats and incidents. Our cybersecurity philosophy and approach align to the National Institute of Standards and Technology Cybersecurity Framework and its core elements to identify, protect, detect, respond and recover from the various forms of cyber threats. Our practices include, but are not limited to, cybersecurity protocols and controls, system monitoring and detection, communication of incidents to appropriate management, vendor risk management, and ongoing privacy and cybersecurity training for employees and contractors concerning cyber risk. We periodically assess the effectiveness of our cybersecurity efforts including independent validation and verification and security assessments conducted by independent third parties. The number, complexity and sophistication of cyber threats continue to increase over time. The controls we have implemented, and continue to develop, may not be sufficient to prevent events like unauthorized physical or electronic access, denial of service, cyber attacks, or other security breaches to our computer systems or those of third parties with whom we do business. In some cases, such events may not be immediately detected and/or the impact of such events immediately determined.

Our Board of Directors oversees our activities with respect to managing cyber risk through a specific cybersecurity subcommittee. Management periodically reports on our cybersecurity risk management program including our risk evaluation and the results of independent third party security assessments, and our efforts to mitigate cyber related risks.

To date, we are not aware of any material cybersecurity breach with respect to our systems or data. Any cyber incident or other security breach could cause disruption in our business operations and may result in other negative consequences including significant remediation costs, loss of revenue, additional regulatory scrutiny, fines, litigation, monetary damages and reputational harm. While we maintain cyber liability insurance to mitigate the financial risk around cyber incidents, such insurance may not cover all costs associated with the consequences of information or systems being compromised. As a result, in the event of a material cybersecurity breach, our business, cash flows, financial condition or results of operations could be materially, adversely affected.

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

Our investment portfolio is comprised principally of fixed income securities.  At December 31, 2018, our investment portfolio consisted of approximately 88% fixed income securities. The remaining 12% is comprised of other investments, limited partnerships and equity securities.

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

If the fixed income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, our financial position and results of operations could be materially adversely affected through increased realized/unrealized losses or impairments.

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

In addition to the fixed income securities, a portion of our portfolio is invested in limited partnerships.  At December 31, 2018, we had investments in limited partnerships of $34.8 million, or 2% of total assets.  While we have an obligation to invest up to an additional $12.2 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments, the potential of the partnerships calling for the satisfaction of these obligations is low given the age of these investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.  We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, our financial statements at December 31, 2018 do not reflect market conditions experienced in the fourth quarter of 2018.

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

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, satisfy certain financial covenants, pay dividends on common stock, and repurchase common stock.  Management estimates the appropriate level of capital necessary based upon current and projected results, which includes evaluating potential risks.  Failure to accurately estimate our capital needs may have a material adverse effect on our financial condition until additional sources of capital can be obtained.  Further, a deteriorating financial condition may create a negative perception of us by third parties, including rating agencies, investors, financial institutions, agents, and customers which could impact our ability to access additional capital in the debt or equity markets.

Our primary sources of liquidity are management fee revenue and cash flows generated from our investment portfolio.  In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2018, or liquidate assets in our investment portfolio.  Volatility in the financial markets could limit our ability to sell certain of our fixed income securities or cause such investments to sell at deep discounts.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 637,000 square feet. In 2016, we began the construction of a new office building that will serve as part of our principal headquarters. The project is expected to span approximately three years and will add approximately 346,000 square feet to our existing home office complex. Additionally, we lease one office building and one warehouse facility from unaffiliated parties. We are charged rent for the related square footage we occupy.

Indemnity and the Exchange also operate 25 field offices in 12 states to perform primarily claims-related activities. Indemnity previously owned three field offices. On December 31, 2018, we sold the three field offices to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 14, Related Party, of Notes to Financial Statements" contained within this report. As a result, the Exchange now owns seven field offices and the remaining field offices are leased from other parties. Commitments for properties leased from other parties expire periodically through 2027. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon usage or square footage occupied.

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

On July 30, 2018, the Court held a status conference and thereafter lifted the stay of proceedings. On September 28, 2018, Indemnity filed a Motion to Enforce the Federal Judgment in the Beltz II lawsuit, seeking dismissal of the Sullivan lawsuit with prejudice. On October 26, 2018, Plaintiffs filed an opposition to that Motion; and Indemnity filed a reply in further support on November 5, 2018. Oral argument was held on Indemnity’s Motion to Enforce the Federal Judgment on November 20, 2018. The Motion to Enforce the Federal Judgment remains pending.

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

On March 5, 2018, Indemnity filed a motion to dismiss the Ritz lawsuit. The Directors also filed their own motions to dismiss the Ritz lawsuit on March 5, 2018. Plaintiff filed her responses to both motions on April 26, 2018; and Indemnity and the Directors filed their replies in support of their motions on May 25, 2018. On February 4, 2019, the Court granted Indemnity’s and the Directors’ motions to dismiss the Ritz suit in its entirety, with prejudice, on the basis that all of the alleged claims in the Ritz suit are barred and precluded as a matter of law by the judgment entered in favor of Indemnity and the Directors in the Beltz II suit.

Indemnity believes it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the Ritz lawsuit. The Directors have advised Indemnity that they intend to vigorously defend against the claims in the Ritz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Ritz lawsuit.

For additional information on contingencies, see Part II, Item 8. "Financial Statements and Supplementary Data - Note 16, Commitment and Contingencies, of Notes to Financial Statements".

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 15, 2019, there were approximately 606 shareholders of record for the Class A non-voting common stock and 9 shareholders of record for the Class B voting common stock.

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

	2013		2014	2015	2016	2017	2018
Erie Indemnity Company Class A common stock	$100	(1)	$128	$141	$169	$188	$212
Standard & Poor's 500 Stock Index	100	(1)	114	115	129	157	150
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	109	113	134	155	140

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

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2018. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2018 and February 15, 2019.

See Part II, Item 8. "Financial Statements and Supplementary Data – Note 12, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares purchased outside of this program.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except per share data)	Years Ended December 31,

	2018	2017 (4)	2016 (4)	2015	2014
Operating Data:
Operating revenue (1)	$2,382,212	$1,691,774	$1,596,631	$1,505,508	$1,407,119
Operating expenses (1)	2,037,869	1,401,522	1,303,114	1,272,967	1,184,272
Investment income	25,796	28,592	27,839	33,708	28,417
Interest expense and other (income), net	(1,181)	3,149	1,265	—	—
Income before income taxes	371,320	315,695	320,091	266,249	251,264
Net income (2)	288,224	196,999	210,366	174,678	167,505

Per Share Data:
Net income per Class A share – diluted (2)	$5.51	$3.76	$4.01	$3.33	$3.18
Book value per share – Class A common and equivalent B shares	18.62	16.40	15.62	14.72	13.45
Dividends declared per Class A share	3.42	3.1875	2.9725	2.773	2.586
Dividends declared per Class B share	513.00	478.125	445.875	415.95	387.90

Financial Position Data:
Investments	$795,197	$803,835	$771,450	$688,476	$702,387
Receivables from Erie Insurance Exchange and affiliates	449,873	418,328	378,540	348,055	335,220
Current and long-term borrowings	99,730	74,728	24,766	—	—
Total assets	1,778,327	1,665,859	1,548,955	1,407,296	1,319,198
Total equity (3)	973,672	857,344	816,910	769,503	703,134

(1)
In accordance with Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), effective January 1, 2018, we allocate our management fee between the two performance obligations we have in the subscriber's agreement, policy issuance and renewal services and administrative services. We also present expenses we incur and the related reimbursements we receive for administrative services gross in our Statement of Operations. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report.

(2)
The corporate tax rate was 35% for years 2014-2017 and was reduced to 21% in 2018 with the enactment of the Tax Cuts and Jobs Act. This, coupled with increased operating income, drove the increase in net income and net income per Class A share - diluted in 2018 when compared to 2017.

(3)
On January 1, 2018, we adopted ASC 606 and recorded a cumulative effect adjustment that reduced retained earnings by $38.3 million. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report.

(4)	Certain amounts previously reported for years 2017 and 2016 have been reclassified for comparative purposes to conform to the current period’s presentation.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"). ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. (See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report.) We adopted ASC 606 as of January 1, 2018 using the modified retrospective method.

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

A significant portion of the management fee is allocated to the policy issuance and renewal services and recognized at a point in time, i.e. the time of policy issuance or renewal. Therefore, the related revenue recognition pattern for the vast majority of our revenues remains unchanged. The management fee allocated to the administrative services is recognized as revenue over a four-year period in correlation to costs incurred. Upon adoption at January 1, 2018, we established a contract liability related to the administrative services of $48.5 million, a deferred tax asset of $10.2 million, and recorded a cumulative effect adjustment that reduced shareholders' equity by $38.3 million. If ASC 606 had been effective in 2017, based on current estimates our revenue would have been reduced by approximately $2.8 million for the year ended December 31, 2017.

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

Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee. Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2018, 2017 and 2016.  Our Board of Directors set the 2019 management fee rate again at 25%, its maximum level.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange.  The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2018 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2018 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2018 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2018 direct and assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

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

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2018	% Change	2017	% Change	2016

Operating income	$344,343	18.6%	$290,252	(1.1)%	$293,517
Total investment income	25,796	(9.8)	28,592	2.7	27,839
Interest expense, net	2,460	98.8	1,238	NM	101
Other income (expense)	3,641	NM	(1,911)	(64.2)	(1,164)
Income before income taxes	371,320	17.6	315,695	(1.4)	320,091
Income tax expense	83,096	(30.0)	118,696	8.2	109,725
Net income	$288,224	46.3%	$196,999	(6.4)%	$210,366
Net income per share - diluted	$5.51	46.4%	$3.76	(6.2)%	$4.01

NM = not meaningful

Operating income increased $54.1 million in 2018 as the growth in total operating revenue outpaced the growth in total operating expenses. Offsetting some of the increase in operating expenses in 2018 were lower agent and employee incentive costs related to less profitable growth. In 2017, operating income decreased $3.3 million primarily due to higher incentive compensation and information technology-related professional fees. Management fee revenue for policy issuance and renewal services increased $56.9 million and $95.2 million in 2018 and 2017, respectively. Management fee revenue allocated to administrative services was $53.6 million in 2018. No management fee revenue was allocated to administrative services in 2017 and 2016. Management fee revenue is based upon the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for 2018, 2017 and 2016. The direct and assumed premiums written by the Exchange increased 6.9% to $7.1 billion in 2018 and 6.0% to $6.7 billion in 2017. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $580.3 million in 2018, but had no net impact on operating income.

Cost of operations for policy issuance and renewal services increased 4.0% in 2018 primarily due to higher commissions driven by direct written premium growth, and increased 7.6% in 2017 driven by higher commissions, personnel costs and information technology-related professional fees.

Total investment income decreased $2.8 million in 2018 driven by lower earnings generated from limited partnership investments and higher net realized investment losses, partially offset by higher net investment income. Total investment income increased $0.8 million in 2017 driven by higher net investment income and net realized investment gains offset by lower earnings generated from limited partnership investments.

Income tax expense was impacted by the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. Income before income taxes increased $55.6 million in 2018 while income tax expense decreased $35.6 million due to the lower income tax rate. Income tax expense increased $10.1 million in 2017 due to the re-measurement of our deferred tax assets and liabilities at the new corporate income tax rate.

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

Level 1 includes nonredeemable preferred stock and reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets.

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

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of corporate bonds and structured securities priced using non-binding broker quotes.

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

We perform continuous reviews of the prices obtained from the pricing service.  This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as market data and transaction volumes, and believe that the prices adequately consider market activity in determining fair value.

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

•
ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value (equity securities prior to the adoption of Accounting Standards Update 2016-01, "Financial Instruments-Overall").

For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired.  Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Statements of Operations.  It is our intention to sell all debt securities with credit impairments.

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2018.

The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting. We also own one real estate limited partnership that does not meet the criteria of an investment company. This partnership prepares audited financial statements on a cost basis. We have elected to report this limited partnership under the fair value option, which is based on the net asset value (NAV) from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for this limited partnership and limited partnerships accounted for under the equity method.

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

While we perform various procedures in review of the general partners' valuations, we rely on the general partners' financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes.  Due to the limited market for these investments, there is higher potential for variability.  We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund's quarterly and annual financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted. We analyze the limited partnership measured at fair value based upon NAV to determine if the most recently available NAV reflects fair value at the balance sheet date, with an adjustment being made where appropriate (change of plus or minus 5% compared to most recent NAV).

We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 59% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and the Exchange's allocated share of costs for employees in departments that support the administrative functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years.  This yield curve supported the selection of a 4.47% discount rate for the projected benefit obligation at December 31, 2018 and for the 2019 pension expense.  The same methodology was used to develop the 3.73% and 4.24% discount rates used to determine the projected benefit obligation for 2017 and 2016, respectively, and the pension expense for 2018 and 2017, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $4.2 million, of which our share would be approximately $1.7 million, and would increase the pension benefit obligation by $39.0 million.

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

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  In 2018, we changed our target asset allocation to reduce investment risk by shifting portfolio assets from equity securities to debt securities.  Based on the current asset allocation and a review of the key factors and expectations of future asset performance, we reduced the expected return on asset assumption from 6.75% to 6.00% for 2019. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.0 million impact on net pension benefit cost in the following year, of which our share would be approximately $0.8 million.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2018 that related to the actual investment return being different from that assumed during the prior year was a loss of $89.6 million. Recognition of this loss will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2018 or 2017.

We expect our net pension benefit costs to decrease from $36.3 million in 2018 to $30.7 million in 2019 primarily due to the higher discount rate, partially offset by less than expected asset returns during 2018. Our share of the net pension benefit costs after reimbursements was $14.9 million in 2018. We expect our share of the net pension benefit costs to be approximately $12.6 million in 2019.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations, or cash flows. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 9, Postretirement Benefits, of Notes to Financial Statements" contained within this report for additional details on the pension plans.

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

Management fee rate
The management fee is calculated by multiplying all direct and assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for 2018, 2017 and 2016.  Changes in the management fee rate can affect our revenue and net income significantly.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2018	% Change	2017	% Change	2016

Policy issuance and renewal services
Direct and assumed premiums written by the Exchange	$7,112,846	6.9%	$6,656,501	6.0%	$6,278,126
Management fee rate	24.2%		25.0%		25.0%
Management fee revenue	1,721,309	3.4	1,664,125	6.0	1,569,531
Change in allowance for management fee returned on cancelled policies (1)	(1,742)	NM	(1,500)	NM	(2,100)
Management fee revenue - policy issuance and renewal services, net (2)	$1,719,567	3.4%	$1,662,625	6.1%	$1,567,431

Administrative services
Direct and assumed premiums written by the Exchange	$7,112,846	N/A %	$—	N/A %	$—
Management fee rate	0.8%		—		—
Management fee revenue	56,903	N/A	—	N/A	—
Change in contract liability (3)	(3,209)	N/A	N/A	N/A	N/A
Change in allowance for management fee returned on cancelled policies (1)	(62)	N/A	N/A	N/A	N/A
Management fee revenue - administrative services, net	53,632	N/A	—	N/A	—
Administrative services reimbursement revenue	580,336	N/A	—	N/A	—
Total revenue from administrative services	$633,968	N/A %	$—	N/A %	$—

NM = not meaningful
N/A = not applicable

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
The allocation of management fee revenue between the two performance obligations beginning January 1, 2018 caused the growth in management fee revenue - policy issuance and renewal services to not correspond directly with the growth in direct and assumed premiums written by the Exchange in 2018, compared to 2017.

(3)
With the adoption of ASC 606 effective January 1, 2018, management fee revenue - administrative services is recognized over time as the services are performed. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies and Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 6.9% to $7.1 billion in 2018, from $6.7 billion in 2017, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.3% in 2018 as the result of continuing strong policyholder retention, compared to 3.5% in 2017.  The year-over-year average premium per policy for all lines of business increased 3.5% at December 31, 2018, compared to 2.4% at December 31, 2017.

Premiums generated from new business increased 4.7% to $886 million in 2018.  While 2018 new business policies written decreased 1.4%, the year-over-year average premium per policy on new business increased 6.2% at December 31, 2018, driving this new business premium increase. Premiums generated from new business increased 12.3% to $846 million in 2017. Underlying this trend in new business premium was a 7.6% increase in new business policies written in 2017 and a year-over-year average premium per policy on new business increase of 4.4% at December 31, 2017.

Premiums generated from renewal business increased 7.2% to $6.2 billion in 2018, compared to 5.2%, or $5.8 billion, in 2017.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 3.1% at December 31, 2018, compared to 2.2% at December 31, 2017.

The Exchange implemented rate increases in 2018, 2017, and 2016 in order to meet loss cost expectations.  As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2017 were reflected in 2018, and recent rate actions in 2018 will be reflected in 2019. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 6.6% to $5.0 billion in 2018, from $4.7 billion in 2017, driven by an increase of 3.4% in total personal lines policies in force and an increase of 3.3% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 7.5% to $2.1 billion in 2018, from $1.9 billion in 2017, driven by a 2.7% increase in total commercial lines policies in force and a 4.6% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee.  Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products.  Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business.  We expect the Exchange's pricing actions to result in a net increase in direct written premium in 2019; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average premium written and assumed by the Exchange, as customers may reduce coverages.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2018	% Change	2017	% Change	2016

Management fee revenue - policy issuance and renewal services, net	$1,719,567	3.4%	$1,662,625	6.1%	$1,567,431
Service agreement revenue	28,677	(1.6)	29,149	(0.2)	29,200
	1,748,244	3.3	1,691,774	6.0	1,596,631
Cost of policy issuance and renewal services	1,457,533	4.0	1,401,522	7.6	1,303,114
Operating income - policy issuance and renewal services	$290,711	0.2%	$290,252	(1.1)%	$293,517

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

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2018	% Change	2017	% Change	2016

Commissions:
Total commissions	$983,758	3.8%	$947,481	6.0%	$893,800
Non-commission expense:
Underwriting and policy processing	$150,898	5.7%	$142,819	5.1%	$135,855
Information technology	145,563	3.7	140,421	15.8	121,249
Sales and advertising	62,177	0.2	62,059	(2.1)	63,423
Customer service	32,232	15.8	27,827	13.1	24,604
Administrative and other	82,905	2.5	80,915	26.1	64,183
Total non-commission expense	473,775	4.3	454,041	10.9	409,314
Total cost of policy issuance and renewal services	$1,457,533	4.0%	$1,401,522	7.6%	$1,303,114

Commissions – Commissions increased $36.3 million in 2018 compared to 2017 as a result of the 6.9% increase in direct and assumed premiums written by the Exchange, somewhat offset by lower agent incentive costs related to less profitable growth. Commissions increased $53.7 million in 2017 compared to 2016 primarily as a result of the 6.0% increase in direct and assumed premiums written by the Exchange.

Non-commission expense – Non-commission expense increased $19.7 million in 2018 compared to 2017. Underwriting and policy processing costs increased $8.1 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $5.1 million primarily due to increased personnel costs and professional fees. Customer service costs increased $4.4 million primarily due to increased personnel costs and credit card processing fees. Personnel costs in all expense categories were impacted by additional bonuses awarded to all employees as a result of tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 as well as increased medical costs. The total increase in personnel costs was somewhat offset by lower estimated costs for incentive plan awards related to underwriting performance.

In 2017, non-commission expense increased $44.7 million compared to 2016. Underwriting and policy processing costs increased $7.0 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $19.2 million primarily due to increased professional fees, hardware and software costs and personnel costs. Customer service costs increased $3.2 million primarily due to increased personnel costs and credit card processing fees. Administrative and other costs increased $16.7 million primarily driven by increased personnel costs, including higher incentive plan costs.  The incentive plan cost increase was driven by an increase in long-term incentive plan cost due to the increase in the company stock price during 2017 coupled with lower incentive plan cost in the prior year due to incentive compensation that was forfeited by senior executives who separated from service during 2016.  Additionally, the employee incentive plan program was expanded to additional employee groups beginning in 2017. Personnel costs in all expense categories were impacted by increased medical and pension costs.

Administrative services

	Years ended December 31,
(dollars in thousands)	2018	% Change		2017	% Change		2016

Management fee revenue - administrative services, net	$53,632	N/A	%	$—	N/A	%	$—
Administrative services reimbursement revenue	580,336	N/A		—	N/A		—
Total revenue allocated to administrative services	633,968	N/A		—	N/A		—
Administrative services expenses
Claims handling services	505,843	N/A		—	N/A		—
Investment management services	32,065	N/A		—	N/A		—
Life management services	42,428	N/A		—	N/A		—
Operating income - administrative services	$53,632	N/A	%	$—	N/A	%	$—

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2018	% Change	2017	% Change	2016
Net investment income	$30,209	22.6%	$24,639	19.9%	$20,558
Net realized investment (losses) gains	(2,010)	NM	1,334	98.6	672
Net impairment losses recognized in earnings	(1,581)	NM	(182)	56.4	(416)
Equity in (losses) earnings of limited partnerships	(822)	NM	2,801	(60.1)	7,025
Total investment income	$25,796	(9.8)%	$28,592	2.7%	$27,839

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $5.6 million in 2018, compared to 2017, primarily due to an increase in cash and cash equivalent income due an increase in rates, and an increase in bond income due to higher investment yields. Net investment income increased by $4.1 million in 2017, compared to 2016, primarily due to higher invested balances and investment yields from fixed maturity investments.

Net realized investment (losses) gains
A breakdown of our net realized investment (losses) gains is as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Securities sold:
Fixed maturities	$(1,297)	$1,385	$(2)
Equity securities	(111)	(145)	(33)
Common stock trading securities	—	0	707
Equity securities change in fair value (1)	(708)	0	0
Other	106	94	0
Net realized investment (losses) gains (2)	$(2,010)	$1,334	$672

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part II, Item 8. "Financial Statements and Supplementary Data - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment (losses) gains.

Net realized losses were $2.0 million in 2018, compared to gains of $1.3 million in 2017 and $0.7 million in 2016. Net realized losses in 2018 were due to losses from sales of fixed maturity and equity securities and decreases in fair value of equity securities. Net realized gains in 2017 were primarily due to gains from the sales of fixed maturity securities, partially offset by losses from sales of equity securities, while gains in 2016 were primarily attributable to gains from sales of common stock trading securities.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings were $1.6 million in 2018, compared to $0.2 million in 2017, and $0.4 million in 2016. Net impairment losses recognized in earnings in all three years included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis as well as securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.
Equity in (losses) earnings of limited partnerships
The components of equity in (losses) earnings of limited partnerships are as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Private equity	$297	$492	$(2,756)
Mezzanine debt	(428)	345	51
Real estate	(691)	1,964	9,730
Equity in (losses) earnings of limited partnerships	$(822)	$2,801	$7,025

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2018 reflect investment valuation changes resulting from the financial markets and the economy for the twelve month period ending September 30, 2018.

Equity in earnings of limited partnerships decreased by $3.6 million in 2018, compared to 2017, and decreased by $4.2 million in 2017, compared to 2016. The decrease in earnings in 2018 was the result of lower earnings in all sectors. The decrease in earnings in 2017 was primarily the result of lower earnings in real estate investments that were partially offset by higher earnings from private equity investments.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.9% to $7.1 billion in 2018 from $6.7 billion in 2017. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $8.6 billion and $8.8 billion at December 31, 2018 and 2017, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.1% at December 31, 2018 and 89.6% at December 31, 2017.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at December 31,
(dollars in thousands)	2018	% to total	2017	% to total
Indemnity
Fixed maturities	$748,523	88%	$745,961	90%
Equity securities:
Preferred stock	11,853	1	12,752	2
Limited partnerships:
Private equity	28,271	3	31,663	4
Mezzanine debt	1,152	0	3,516	0
Real estate	5,398	1	9,943	1
Other investments (1)	58,394	7	21,985	3
Total investments	$853,591	100%	$825,820	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio currently accounts for $159.0 million, or 21%, of the total fixed maturity portfolio at December 31, 2018.  As part of a rebalancing of our portfolio, we began selling off our municipal bond portfolio and reinvesting the proceeds in short-term U.S. Treasury securities in the fourth quarter of 2018.  We intend to liquidate the remaining municipal bond portfolio during the first half of 2019.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity.  Net unrealized losses on fixed maturities, net of deferred taxes, amounted to $7.0 million at December 31, 2018, compared to net unrealized gains of $3.3 million at December 31, 2017.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At December 31, 2018
(in thousands)					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value

Basic materials	$0	$0	$0	$0	$15,330	$15,330
Communications	0	1,976	0	3,489	22,491	27,956
Consumer	0	0	3,490	22,345	43,952	69,787
Diversified	0	0	0	0	1,106	1,106
Energy	0	998	0	3,619	15,672	20,289
Financial	0	3,981	16,355	28,286	15,903	64,525
Government-municipal	59,707	88,286	11,030	0	0	159,023
Healthcare	0	0	0	0	524	524
Industrial	0	0	2,481	4,019	21,634	28,134
Structured securities (2)	93,369	26,835	7,940	2,997	0	131,141
Technology	0	0	0	5,644	12,632	18,276
U.S. Treasury	171,792	36,620	0	0	0	208,412
Utilities	0	0	0	1,978	2,042	4,020
Total	$324,868	$158,696	$41,296	$72,377	$151,286	$748,523

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Our equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations, effective January 1, 2018 with the adoption of Accounting Standards Update 2016-01. Previously, changes in unrealized gains and losses were reflected in other comprehensive income, net of deferred taxes.

The following table presents an analysis of the fair value of our preferred stock securities by industry sector at December 31:

(in thousands)
	2018	2017
Financial	$11,853	$11,659
Utilities	0	1,093
Total	$11,853	$12,752

Limited partnerships
In 2018, investments in limited partnerships decreased from the investment levels at December 31, 2017.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2018 reflect the partnership activity experienced during the twelve month period ending September 30, 2018.

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2018, shareholders' equity amounts related to these postretirement plans increased by $35.7 million, net of tax at the 21% corporate income tax rate that became effective January 1, 2018, of which $10.9 million represents amortization of the prior service cost and net actuarial loss and $24.8 million represents the current period actuarial gain.  The 2018 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.47% in 2018, from 3.73% in 2017. At December 31, 2017, shareholders' equity amounts related to these postretirement plans decreased by $8.1 million, net of tax at the 21% corporate income tax rate that became effective January 1, 2018, of which $7.7 million represents amortization of the prior service cost and net actuarial loss and $15.8 million represents the current period actuarial loss.  The 2017 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 3.73% in 2017, from 4.24% in 2016, somewhat offset by the actual investment returns outperforming the assumed rate of return. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 59% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

Home Office Expansion
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. As of December 31, 2018, we have drawn $100 million against the Credit Facility. During the draw period from December 1, 2016 through December 31, 2018, we made monthly interest payments under the Credit Facility. Upon expiration of the draw period, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years, which commenced on January 1, 2019. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we were required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the draw period. We capitalize applicable interest charges incurred during the construction period of long-term building projects as part of the historical cost of the asset.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2019.

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2018	2017	2016
Net cash provided by operating activities	$263,585	$197,126	$254,336
Net cash used in investing activities	(81,398)	(74,663)	(136,944)
Net cash used in financing activities	(131,491)	(95,814)	(111,209)
Net increase in cash	$50,696	$26,649	$6,183

Net cash provided by operating activities was $263.6 million in 2018, compared to $197.1 million in 2017 and $254.3 million in 2016.  Increased cash provided by operating activities in 2018 was primarily due to an increase in management fee revenue received driven by growth in direct and assumed premiums written by the Exchange along with a decrease in income taxes paid due to the lower corporate income tax rate effective January 1, 2018, compared to 2017. Somewhat offsetting the increase in cash from operating activities was higher commissions and bonuses paid to agents and pension contributions, compared to 2017. Cash paid for agent commissions and bonuses increased to $988.1 million in 2018, compared to $923.4 million in 2017, due to higher scheduled commissions driven by premium growth and higher bonus award payments resulting from profitable underwriting results. Our Board approved an $80 million accelerated pension contribution, which was paid in the first half of 2018. We contributed $58.9 million to our pension plan in 2017. We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. In 2017, decreased cash from operating activities was primarily due to higher commissions and bonuses paid to agents, pension contributions, and general operating expenses paid, compared to 2016. Somewhat offsetting the decrease in cash provided in 2017 was an increase in management fee revenue received, reflecting the increase in direct and assumed premiums written by the Exchange.

At December 31, 2018, we recorded a net deferred tax asset of $24.1 million, compared to $19.4 million at December 31, 2017. There was no deferred tax valuation allowance recorded at December 31, 2018.

Net cash used in investing activities totaled $81.4 million in 2018, compared to $74.7 million in 2017 and $136.9 million in 2016. The increase in cash used in 2018, compared to 2017, was driven by increased agent loans and purchases of fixed assets primarily due to construction in progress related to the home office expansion. These increases were somewhat offset by more cash being generated from the sale, maturities and calls of available-for-sale securities and EFL's repayment of the $25 million surplus note.  Also impacting our future investing activities are limited partnership commitments, which totaled $12.2 million at December 31, 2018, and will be funded as required by the partnerships' agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $4.4 million, mezzanine debt securities was $7.5 million, and real estate activities was $0.3 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of December 31, 2018, $66.1 million of costs have been incurred related to this project. The decrease in cash used in 2017, compared to 2016, was driven by more cash being generated from the sales, maturities and calls of available-for-sale securities.

Net cash used in financing activities totaled $131.5 million in 2018, compared to $95.8 million in 2017 and $111.2 million in 2016.  The increase in cash used in 2018, compared to 2017, was primarily due to the lower scheduled draws on the senior secured draw term loan credit facility along with an increase in cash paid for dividends to shareholders. Proceeds from scheduled draws were $25 million in 2018 compared to $50 million in 2017. Future financing activities will include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $1.9 million will be paid in 2019. The decrease in cash used in 2017, compared to 2016, was primarily due to the higher scheduled draws on the senior secured draw term loan credit facility, somewhat offset by an increase in cash paid for dividends to shareholders.

No shares of our Class A nonvoting common stock were repurchased in 2018, 2017 and 2016 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2018, based upon trade date.

In 2018, 2017 and 2016, we purchased shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. In 2018, we purchased 27,120 shares for $3.2 million for our equity compensation plan and to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. These shares were delivered in 2018. In 2017, we purchased 60,332 shares for $7.3 million for our long-term incentive plan, to fund the rabbi trust for the outside director deferred stock compensation plan, and for our equity compensation plan. These shares were delivered in 2017. In 2016, we purchased 15,093 shares for $1.5 million for our long-term incentive plan and to fund the rabbi trust for the outside director deferred stock compensation plan. These shares were delivered in 2016.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $266.4 million at December 31, 2018, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds which totaled approximately $386.1 million at December 31, 2018.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2018. Bonds with a fair value of $108.7 million were pledged as collateral on the line at December 31, 2018. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at December 31, 2018.

Contractual Obligations
We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2018, the aggregate obligations were as follows:

	Payments due by period
(in thousands)	Total	2019	2020-2021	2022-2023	2024 and thereafter

Long-term debt (1)	$173,127	$6,183	$12,366	$12,366	$142,212
Home office expansion (2)	57,725	29,225	28,500	0	0
Limited partnership commitments (3)	12,250	12,250	0	0	0
Other commitments (4)	214,850	112,963	79,670	16,872	5,345
Operating leases – vehicles	26,779	21,482	5,297	0	0
Operating leases – real estate (5)	81,093	22,559	44,838	4,508	9,188
Operating leases – computer equipment	10,241	5,846	4,395	0	0
Gross contractual obligations (6)	576,065	210,508	175,066	33,746	156,745
Estimated reimbursements from affiliates (7)	126,472	64,125	40,712	9,081	12,554
Net contractual obligations	$449,593	$146,383	$134,354	$24,665	$144,191

(1)
Long-term debt amount differs from the balance presented on the Statements of Financial Position as the amount in the table above includes interest and principal payments based upon total draw commitments and excludes commitment fees.

(2)
On July 10, 2017, we agreed to the guaranteed maximum price terms of an agreement with our construction manager for the construction of the office building that will serve as part of our principal headquarters. Substantial completion of the project is expected in the first half of 2020. The costs of this project are being funded by the senior secured draw term loan credit facility included in long-term debt in the table above.

(3)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2018, our total commitment to fund limited partnerships that invest in private equity securities was $4.4 million, mezzanine debt was $7.5 million, and real estate activities was $0.3 million.

(4)
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

(5)	Operating leases – real estate are for third party and related party office space and a warehouse facility. Commitments include minimum rental payments and related operating costs.

(6)
The obligation for our unfunded Supplemental Employee Retirement Plan (SERP) for our executive and senior management is not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2018 is $18.9 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due. Additionally, a $3.1 million uncertain tax position related to the timing of deductibility is not included in gross contractual obligations.

(7)	We are reimbursed from the Exchange and its subsidiaries for a portion of the costs related to other commitments and operating leases.

Our funding policy for our defined benefit pension plan is generally to contribute an amount equal or greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Historically, this has resulted in an annual pension contribution. In 2018, however, we made accelerated pension contributions totaling $80 million. Following our 2018 contribution, we would not expect to make a subsequent contribution until the sum of the target normal costs for plan years beginning on and after December 31, 2017 exceeds $80 million, or earlier if a contribution is necessary to fund the plan to 100%.

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

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property and Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the members within a holding company system.

Intercompany Agreements
Subscriber's and services agreements
We serve as attorney-in-fact for the subscribers at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange signs a subscriber's agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, we are required to provide policy issuance and renewal services and act as the attorney-in-fact for the Exchange with respect to all administrative services, as discussed previously.  Pursuant to the subscriber's agreement, we earn a management fee for these services calculated as a percentage of the direct and assumed premiums written by the Exchange. By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the attorney-in-fact. The Exchange's insurance subsidiaries also utilize Indemnity for all administrative services in accordance with the service agreements between each of the subsidiaries and Indemnity. The amounts incurred for all administrative services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. These reimbursements are settled on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Leased property
We lease certain property from the Exchange including the home office and certain field office space. For the home office, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements are the responsibility of the tenant (Indemnity). Rental costs of shared facilities are allocated based upon usage or square footage occupied. We also had a lease commitment with EFL for a field office until December 31, 2018.

We previously owned three field offices for which rental costs of shared facilities were allocated based upon usage or square footage occupied. On December 31, 2018, we sold the three field offices to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations, which are claims-related activities.

Cost Allocation
The allocation of costs affects our financial condition and that of the Exchange and its wholly owned subsidiaries. Management's role is to determine that allocations are consistently made in accordance with the subscriber's agreement with the subscribers at the Exchange, intercompany service agreements, and applicable insurance laws and regulations.  Allocation of costs under these various agreements requires judgment and interpretation, and such allocations are performed using a consistent methodology, which is intended to adhere to the terms and intentions of the underlying agreements.

Intercompany Receivables

(dollars in thousands)	2018	Percent of total assets	2017	Percent of total assets

Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$449,873	25.3%	$418,328	25.1%
Note receivable from EFL	0	0.0	25,000	1.5
Total intercompany receivables	$449,873	25.3%	$443,328	26.6%

We have significant receivables from the Exchange and its subsidiaries that result in a concentration of credit risk.  These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the Exchange as well as the service provider for its insurance subsidiaries with respect to all administrative services, as discussed previously. We continually monitor the financial strength of the Exchange. These receivables from the Exchange and its subsidiaries are settled monthly.

Surplus Note
We previously held a $25 million surplus note that was issued to us by EFL in 2003 and was payable on demand on or after December 31, 2018. On December 14, 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. The note bore an annual interest rate of 6.7% and EFL paid interest to us of $1.6 million in 2018, and $1.7 million in both 2017 and 2016.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2018.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 88% of our invested assets at December 31, 2018.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk.  A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity portfolio.  We used the effective duration of our fixed maturity portfolio to model the pro forma effect of a change in interest rates at December 31, 2018 and 2017.

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2018	2017
Fair value of fixed maturity portfolio	$748,523	$745,961
Fair value assuming 100-basis point rise in interest rates	$735,806	$727,787
Effective duration (as a percentage) (1)	1.6	2.5
 (1)   Effective duration at December 31, 2018 reflects the reduction in municipal bonds and increase in short-term U.S. Treasury securities as we shift the portfolio away from tax-exempt securities.

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2018 and 2017.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2018
2019	$265,006
2020	55,808
2021	46,647
2022	19,911
2023	37,645
Thereafter	317,446
Total	$742,463
Fair value	$748,523

(in thousands)
Fixed maturities:	December 31, 2017
2018	$70,862
2019	86,167
2020	104,561
2021	76,970
2022	37,131
Thereafter	336,717
Total (1)	$712,408
Fair value	$745,961

 (1)    This amount excludes Indemnity's $25 million surplus note due from EFL.

Investment Credit Risk
Our objective is to earn competitive returns by investing in a diversified portfolio of securities.  Our portfolios of fixed maturity securities, nonredeemable preferred stock and, to a lesser extent, short-term investments are subject to credit risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower's ability to repay the debt.  We manage this risk by performing upfront underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total.  We do not hedge the credit risk inherent in our fixed maturity investments.

Generally, the fixed maturities in our portfolio are rated by external rating agencies.  If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies.  We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions.

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2018
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$524,560	$524,860	70%
BBB	73,378	72,377	10
Total investment grade	597,938	597,237	80
BB	51,733	49,480	6
B	94,122	89,229	12
CCC, CC, C, and below	13,602	12,577	2
Total non-investment grade	159,457	151,286	20
Total	$757,395	$748,523	100%
(1)          Ratings are supplied by S&P, Moody's, and Fitch.  The table is based upon the lowest rating for each security.

	At December 31, 2017
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$448,823	$452,983	61%
BBB	121,821	121,488	16
Total investment grade	570,644	574,471	77
BB	61,111	61,521	8
B	94,827	94,996	13
CCC, CC, C, and below	15,217	14,973	2
Total non-investment grade	171,155	171,490	23
Total	$741,799	$745,961	100%
 (1)          Ratings are supplied by S&P, Moody's, and Fitch.  The table is based upon the lowest rating for each security.

Approximately 18% of the fixed income portfolio is invested in structured products at December 31, 2018 compared to approximately 17% at December 31, 2017. Our structured portfolio includes residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.  The overall credit rating of the structured product portfolio is AA+ at December 31, 2018, compared to AA at December 31, 2017.

Our municipal bond portfolio currently accounts for $159.0 million, or 21% of the total fixed maturity portfolio at December 31, 2018 compared to $259.3 million, or 35% of the total fixed maturity portfolio at December 31, 2017.  In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We intend to sell the remaining municipal bonds in the first half of 2019. The overall credit rating of our municipal portfolio is AA+ at both December 31, 2018 and 2017.

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

Equity Price Risk
Our portfolio of equity securities, which includes nonredeemable preferred stock, are carried on the Statements of Financial Position at estimated fair value. Equity securities are exposed to the risk of potential loss in estimated fair value resulting from an adverse change in prices ("price risk"). We do not hedge our exposure to price risk inherent in our equity investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Erie Indemnity Company (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers".
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
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Cleveland, OH
February 21, 2019

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2018, 2017 and 2016
(dollars in thousands, except per share data)

	2018	2017	2016
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$1,719,567	$1,662,625	$1,567,431
Management fee revenue - administrative services, net	53,632	—	—
Administrative services reimbursement revenue	580,336	—	—
Service agreement revenue	28,677	29,149	29,200
Total operating revenue	2,382,212	1,691,774	1,596,631

Operating expenses
Cost of operations - policy issuance and renewal services	1,457,533	1,401,522	1,303,114
Cost of operations - administrative services	580,336	—	—
Total operating expenses	2,037,869	1,401,522	1,303,114
Operating income	344,343	290,252	293,517

Investment income
Net investment income	30,209	24,639	20,558
Net realized investment (losses) gains	(2,010)	1,334	672
Net impairment losses recognized in earnings	(1,581)	(182)	(416)
Equity in (losses) earnings of limited partnerships	(822)	2,801	7,025
Total investment income	25,796	28,592	27,839

Interest expense, net	2,460	1,238	101
Other income (expense)	3,641	(1,911)	(1,164)
Income before income taxes	371,320	315,695	320,091
Income tax expense	83,096	118,696	109,725
Net income	$288,224	$196,999	$210,366

Earnings Per Share
Net income per share
Class A common stock – basic	$6.19	$4.23	$4.52
Class A common stock – diluted	$5.51	$3.76	$4.01
Class B common stock – basic	$928	$635	$678
Class B common stock – diluted	$928	$634	$677

Weighted average shares outstanding – Basic
Class A common stock	46,188,637	46,186,831	46,188,952
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,315,213	52,337,463	52,435,303
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Net income	$288,224	$196,999	$210,366

Other comprehensive income (loss), net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(9,937)	(190)	43
Pension and other postretirement plans	35,712	(8,105)	(24,560)
Total other comprehensive income (loss), net of tax	25,775	(8,295)	(24,517)
Comprehensive income	$313,999	$188,704	$185,849

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2018 and 2017
(dollars in thousands, except per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$266,417	$215,721
Available-for-sale securities	402,339	71,190
Receivables from Erie Insurance Exchange and affiliates	449,873	418,328
Prepaid expenses and other current assets	36,892	34,890
Federal income taxes recoverable	8,162	29,900
Note receivable from Erie Family Life Insurance Company	—	25,000
Accrued investment income	5,263	6,853
Total current assets	1,168,946	801,882

Available-for-sale securities	346,184	687,523
Equity securities	11,853	—
Limited partnership investments	34,821	45,122
Fixed assets, net	130,832	83,149
Deferred income taxes, net	24,101	19,390
Other assets	61,590	28,793
Total assets	$1,778,327	$1,665,859

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$241,573	$228,124
Agent bonuses	103,462	122,528
Accounts payable and accrued liabilities	111,291	104,533
Dividends payable	41,910	39,116
Contract liability	33,854	—
Deferred executive compensation	13,107	15,605
Current portion of long-term borrowings	1,870	—
Total current liabilities	547,067	509,906

Defined benefit pension plans	116,866	207,530
Contract liability	17,873	—
Deferred executive compensation	13,075	14,452
Long-term borrowings	97,860	74,728
Other long-term liabilities	11,914	1,899
Total liabilities	804,655	808,515

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,459	16,470
Accumulated other comprehensive loss	(130,284)	(156,059)
Retained earnings	2,231,417	2,140,853
Total contributed capital and retained earnings	2,119,762	2,003,434
Treasury stock, at cost; 22,110,132 shares held	(1,157,625)	(1,155,668)
Deferred compensation	11,535	9,578
Total shareholders' equity	973,672	857,344
Total liabilities and shareholders' equity	$1,778,327	$1,665,859

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2018, 2017 and 2016
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2015	$1,992	$178	$16,311	$(96,864)	$1,993,976	$(1,155,108)	$9,018	$769,503
Net income					210,366			210,366
Other comprehensive loss				(24,517)				(24,517)
Dividends declared:
Class A $2.9725 per share					(137,297)			(137,297)
Class B $445.875 per share					(1,134)			(1,134)
Net purchase of treasury stock (1)			(11)			0		(11)
Deferred compensation						(738)	738	0
Balance, December 31, 2016	$1,992	$178	$16,300	$(121,381)	$2,065,911	$(1,155,846)	$9,756	$816,910
Net income					196,999			196,999
Other comprehensive loss				(8,295)				(8,295)
Dividends declared:
Class A $3.1875 per share					(147,225)			(147,225)
Class B $478.125 per share					(1,215)			(1,215)
Net purchase of treasury stock (1)			170			0		170
Deferred compensation						(1,177)	1,177	0
Rabbi trust distribution (2)						1,355	(1,355)	0
AOCI reclassification (3)				(26,383)	26,383			0
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (4)					(38,392)			(38,392)
Net income					288,224			288,224
Other comprehensive income				25,775				25,775
Dividends declared:
Class A $3.42 per share					(157,964)			(157,964)
Class B $513.00 per share					(1,304)			(1,304)
Net purchase of treasury stock (1)			(11)			0		(11)
Deferred compensation						(2,566)	2,566	0
Rabbi trust distribution (2)						609	(609)	0
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672

(1) Net purchases of treasury stock in 2016, 2017 and 2018 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 12, "Capital Stock", for additional information on treasury stock transactions.
(2) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2018 and to a retired director in 2017. See Note 10, "Incentive and Deferred Compensation Plans".
(3) A one-time adjustment was made in the fourth quarter of 2017 to reclassify stranded tax effects of the components of accumulated other comprehensive income ("AOCI") resulting from enactment of Tax Cuts and Jobs Act ("TCJA") from AOCI to retained earnings. See Note 2, "Significant Accounting Policies".
(4) Cumulative effect adjustments are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018. See Note 2, "Significant Accounting Policies".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities
Management fee received	$1,751,247	$1,627,558	$1,536,699
Administrative services reimbursements received	574,698	—	—
Service agreement fee received	28,677	29,149	29,200
Net investment income received	37,489	31,281	26,796
Limited partnership distributions	7,173	5,128	17,837
(Decrease) increase in reimbursements collected from affiliates	—	(4,720)	247
Commissions paid to agents	(853,758)	(800,627)	(756,713)
Agents bonuses paid	(134,314)	(122,743)	(113,859)
Salaries and wages paid	(182,537)	(171,547)	(160,985)
Pension contributions and employee benefits paid	(115,525)	(89,981)	(44,250)
General operating expenses paid	(208,036)	(199,084)	(176,029)
Administrative services expenses paid	(580,338)	—	—
Income taxes paid	(58,814)	(106,250)	(104,607)
Interest paid	(2,377)	(1,038)	—
Net cash provided by operating activities	263,585	197,126	254,336

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(392,895)	(391,181)	(369,811)
Equity securities	(4,087)	—	—
Limited partnerships	(243)	(410)	(578)
Proceeds from investments:
Available-for-sale securities sales	235,323	144,317	89,498
Available-for-sale securities maturities/calls	134,396	194,980	146,285
Equity securities	4,162	—	—
Trading securities	—	—	5,171
Limited partnerships	3,387	10,768	16,113
Purchase of fixed assets	(56,297)	(28,927)	(25,208)
Proceeds from disposal of fixed assets	6,014	0	0
Distributions on agent loans	(42,594)	(9,153)	(5,215)
Collections on agent loans	6,436	4,943	6,801
Repayment of note receivable from Erie Family Life Insurance	25,000	—	—
Net cash used in investing activities	(81,398)	(74,663)	(136,944)

Cash flows from financing activities
Dividends paid to shareholders	(156,474)	(145,765)	(135,985)
Net proceeds from long-term borrowings	24,983	49,951	24,776
Net cash used in financing activities	(131,491)	(95,814)	(111,209)

Net increase in cash and cash equivalents	50,696	26,649	6,183
Cash and cash equivalents, beginning of year	215,721	189,072	182,889
Cash and cash equivalents, end of year	$266,417	$215,721	$189,072

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to trading securities	$—	$—	$4,464
Liability incurred to purchase fixed assets	$8,453	$—	$—

See accompanying notes to Financial Statements. See Note 17, "Supplementary Data on Cash Flows", for additional supplemental cash flow information.

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

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2018 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2018 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2018 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Note 15, "Concentrations of Credit Risk".

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

The cumulative effect of the changes made to our Statement of Financial Position at January 1, 2018 were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Statement of Financial Position:
Assets
Deferred tax asset	$19,390	$10,188	$29,578
Liabilities
Contract liability	—	48,514	48,514
Equity
Retained earnings	2,140,853	(38,326)	2,102,527

The impact of adoption on our Statement of Financial Position at December 31, 2018 was as follows:

(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)

Statement of Financial Position:
Assets
Deferred tax asset	$24,101	$13,238	$10,863
Liabilities
Contract liability	51,727	—	51,727
Equity
Retained earnings	2,231,417	2,272,281	(40,864)

The impact of adoption on our Statement of Operations for the year ended December 31, 2018 was as follows:

(in thousands)	As Reported	Balances without ASC 606	Impact of Change Higher/(Lower)

Statement of Operations:
Management fee revenue allocated to policy issuance and renewal services, gross	$1,721,309	$1,778,212	$(56,903)
Less: change in allowance for management fee returned on cancelled policies	(1,742)	(1,800)	58
Management fee revenue allocated to policy issuance and renewal services, net	$1,719,567	$1,776,412	$(56,845)

Management fee revenue allocated to administrative services, gross	$53,694	$—	$53,694
Less: change in allowance for management fee returned on cancelled policies	(62)	—	(62)
Management fee revenue allocated to administrative services, net	53,632	—	53,632
Administrative services reimbursement revenue	580,336	—	580,336
Total revenue allocated to administrative services	$633,968	$—	$633,968

Administrative services expenses	$580,336	$—	$580,336

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits entities to reclassify from accumulated other comprehensive income to retained earnings tax effects stranded in accumulated other comprehensive income as a result of tax reform. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. We elected to early adopt this guidance effective December 31, 2017 using a portfolio method, which resulted in a decrease of $26.4 million in accumulated other comprehensive income and a corresponding increase in retained earnings.

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

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General", which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We implemented this guidance as of December 31, 2018, and presented our disclosures in accordance with the new requirements. The adoption of this guidance did not have a material impact on our disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement", which is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. This guidance both modifies and adds new disclosure requirements primarily related to Level 3 fair value measurements. We implemented this guidance as of December 31, 2018, and presented our disclosures in accordance with the new requirements. The adoption of this guidance did not have a material impact on our disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our invested assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. Other financial assets subject to this guidance include our receivables from the Exchange and its subsidiaries and agent loans. Given the financial strength of the Exchange, demonstrated by its strong surplus position and industry ratings, it is unlikely these receivables would have significant, if any, credit loss exposure. Accordingly, we do not expect a material impact on our financial statements or related disclosures as a result of this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the Statements of Financial Position and to disclose key information about leasing arrangements. Under existing guidance, we recognize our operating lease expense in the Statements of Operations. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, "Leases-Targeted Improvements", which permits entities to apply the existing lease guidance in comparative periods and recognize any cumulative effect adjustment in the year of adoption. We will apply this optional transition method upon adoption of ASU 2016-02. Leases for which an asset and related liability are recognized include agreements for real estate, computer equipment, vehicles, and copiers. While we will recognize lease assets and liabilities on our Statement of Financial Position at adoption date, there will not be a material cumulative effect adjustment. New disclosures are required with the adoption of this guidance. There will not be a material impact to our results of operations or cash flows in 2019.

Cash and cash equivalents – Cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Investments
Available-for-sale securities – Fixed maturity, preferred stock, and common stock securities, prior to the adoption of ASU 2016-01 on January 1, 2018, are classified as available-for-sale and reported at fair value.  Common stock securities classified as available-for-sale represent certain exchange traded funds with underlying holdings of fixed maturity securities. Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are recorded directly to shareholders' equity as accumulated other comprehensive income (loss). As discussed in the recently adopted accounting standards, we prospectively adopted ASU 2016-01 as of January 1, 2018. Subsequently, changes in the fair value of equity securities formerly classified as available-for-sale, which include preferred and common stock securities, are recognized in earnings rather than in other comprehensive income (loss). Additionally, equity securities are presented separately in the Statement of Financial Position.

Available-for-sale securities with a remaining maturity of 12 months or less are reported as current assets on the Statements of Financial Position. Realized gains and losses on sales of available-for-sale securities are recognized in income based upon the specific identification method. Interest and dividend income are recognized as earned and recorded to net investment income.

Available-for-sale securities are evaluated monthly for other-than-temporary impairment loss.  For fixed maturity securities that have experienced a decline in fair value and that we intend to sell, or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is deemed to have occurred, and is recognized in earnings. Fixed maturity securities that have experienced a decline in fair value and that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary.

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

If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors.  Consideration is given to all available information relevant to the collectability of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists.  Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment.  As a result, the entire amount of any impairment is recognized in earnings.  If we had securities with credit impairments that we did not intend to sell, the non-credit portion of the impairment would be recorded in other comprehensive income.

Limited partnerships – Limited partnerships include U.S. and foreign private equity, mezzanine debt, and real estate investments.  The majority of our limited partnership holdings are considered investment companies and are recorded using the equity method of accounting. For these limited partnerships the general partners record assets at fair value, including any other-than-temporary impairments of these individual investments. Our ownership interest in partnerships accounted for under the equity method is generally less than 10%, and does not provide us the ability to significantly influence the operations of the partnerships.  However, we believe the equity method most appropriately reflects the value of our economic interest in these investments. We also own one real estate limited partnership that does not meet the criteria of an investment company. This partnership prepares audited financial statements on a cost basis. We have elected to report this limited partnership under the fair value option, which is based on the net asset value (NAV) from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for this limited partnership and limited partnerships accounted for under the equity method. Limited partnerships reported under the fair value option are disclosed in Note 5, "Fair Value" as other limited partnership investments.

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners results in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2018 for all partnerships other than the real estate limited partnership that is reported under the fair value option.

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

Unrealized gains and losses for these investments are reflected in equity in (losses) earnings of limited partnerships in our Statements of Operations in accordance with the equity method of accounting or the fair value option, as applicable.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

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

Fixed assets
Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are primarily comprised of software, which includes internally used capitalized software and development costs, as well as equipment, buildings and building improvements, and leasehold improvements. Assets in use are depreciated using the straight-line method over the estimated useful life except for leasehold improvements, which are depreciated over the shorter of their economic useful life or the lease term. Software is depreciated over periods ranging from 3-7 years, equipment is depreciated over 3-10 years, and buildings and building improvements are depreciated over 20-45 years. We review long-lived assets for impairment whenever events or changes indicate that the carrying value may not be recoverable. Under these circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference. We capitalize applicable interest charges incurred during the construction period of significant long-term building projects as part of the historical cost of the asset.

Other assets
Other assets include agent loans and other long-term assets. Agent loans are carried at unpaid principal balance with interest recorded in investment income as earned. It is our policy to charge the loans that are in default directly to expense. We do not record an allowance for credit losses on these loans, as the majority of the loans are senior secured and historically have had insignificant default amounts.

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

At December 31 of each year, we use actual data available and record an accrual based upon the expected payment amount.  These costs are included in "Cost of operations - policy issuance and renewal services" in the Statements of Operations.

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

Administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. Common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable. Prior to the adoption of ASC 606, we recorded the reimbursements we receive for the administrative services expenses as receivables from the Exchange and its subsidiaries with a corresponding reduction to our expenses. Total cash settlements for the Exchange and its subsidiaries were $522.3 million and $496.1 million in 2017 and 2016, respectively. Upon adoption of ASC 606 on January 1, 2018, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations. Reimbursements are settled on a monthly basis. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Reclassifications
Certain amounts previously reported in the 2017 and 2016 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation.  One of the reclassifications resulted from new accounting guidance and only affected the Statements of Operations.  Most notably, "Commissions", "Salaries and employee benefits", and "All other operating expenses" have been combined within "Cost of operations - policy issuance and renewal services" in the Statements of Operations (see Note 3, "Revenue").  This reclassification had no effect on previously reported net income.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over time as these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statement of Financial Position. We recorded a contract liability of $48.5 million at January 1, 2018, upon adoption of ASC 606. The gross management fee revenue recognized as earned for these services for the year ended December 31, 2018 was $53.7 million. Beginning with the adoption of ASC 606 on January 1, 2018, the administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

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

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2018	2017	2016
Management fee revenue - policy issuance and renewal services, net	$1,719,567	$1,662,625	$1,567,431

Management fee revenue - administrative services, net	53,632	—	—
Administrative services reimbursement revenue	580,336	—	—
Total administrative services	$633,968	$—	$—

Note 4.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 12, "Capital Stock".

Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the dilutive effect of assumed issuance of stock-based awards under compensation plans that have the option to be paid in stock using the treasury stock method. See Note 10, "Incentive and Deferred Compensation Plans".

At December 31, 2017, we recorded a one-time net non-cash tax expense of $10.1 million as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017. See Note 11, "Income Taxes". This resulted in a reduction in Class A basic earnings per share of $0.22 and diluted earnings per share of $0.19, and a reduction in Class B basic earnings per share of $33 and diluted earnings per share of $32.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2018			2017			2016
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$285,864	46,188,637	$6.19	$195,386	46,186,831	$4.23	$208,644	46,188,952	$4.52
Dilutive effect of stock-based awards	0	25,776	—	0	49,832	—	0	145,551	—
Assumed conversion of Class B shares	2,360	6,100,800	—	1,613	6,100,800	—	1,722	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$288,224	52,315,213	$5.51	$196,999	52,337,463	$3.76	$210,366	52,435,303	$4.01
Class B – Basic EPS:
Income available to Class B stockholders	$2,360	2,542	$928	$1,613	2,542	$635	$1,722	2,542	$678
Class B – Diluted EPS:
Income available to Class B stockholders	$2,359	2,542	$928	$1,613	2,542	$634	$1,721	2,542	$677

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At December 31, 2018
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. Treasury (1)	$208,412	$0	$208,412	$0
States & political subdivisions (1)	159,023	0	159,023	0
Corporate debt securities	249,947	0	237,370	12,577
Residential mortgage-backed securities	4,609	0	4,609	0
Commercial mortgage-backed securities	46,515	0	46,515	0
Collateralized debt obligations	64,239	0	64,239	0
Other debt securities	15,778	0	15,778	0
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities
Nonredeemable preferred stock - financial services sector	11,853	1,809	10,044	0
Total equity securities	11,853	1,809	10,044	0
Other limited partnership investments (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

	At December 31, 2017
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. Treasury	$11,734	$0	$11,734	$0
States & political subdivisions	259,264	0	259,264	0
Foreign government securities	503	0	503	0
Corporate debt securities	346,523	0	338,644	7,879
Residential mortgage-backed securities	25,571	0	25,571	0
Commercial mortgage-backed securities	32,804	0	32,804	0
Collateralized debt obligations	58,034	0	55,834	2,200
Other debt securities	11,528	0	11,528	0
Total fixed maturities	745,961	0	735,882	10,079
Nonredeemable preferred stock - financial services sector	11,659	2,015	9,644	0
Nonredeemable preferred stock - utilities sector	1,093	0	1,093	0
Total available-for-sale securities	758,713	2,015	746,619	10,079
Other limited partnership investments (2)	4,816	—	—	—
Total	$763,529	$2,015	$746,619	$10,079

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We intend to sell the remaining municipal bonds in the first half of 2019. We have currently invested proceeds from these sales in short-term U.S. Treasuries.

(2)
The limited partnership investment measured at fair value represents one real estate fund included on the balance sheet as a limited partnership investment reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investment can never be redeemed with the fund. Instead, distributions are received when liquidation of the underlying assets of the fund occurs. The fair value of this investment is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partner, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. During the years ended December 31, 2018 and 2017, no contributions were made and distributions totaling $1.2 million and $0.5 million, respectively, were received from this investment. There were no unfunded commitments related to the investment as of December 31, 2018 and 2017. In 2018, the one remaining real estate fund was in the process of liquidating the underlying assets. Liquidation of the fund was completed in January 2019.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$6	$(312)	$5,550	$(2,854)	$18,232	$(15,924)	$12,577
Collateralized debt obligations	2,200	0	10	905	0	0	(3,115)	0
Total Level 3 available-for-sale securities	$10,079	$6	$(302)	$6,455	$(2,854)	$18,232	$(19,039)	$12,577

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2016	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2017
Available-for-sale securities:
Corporate debt securities	$9,352	$(85)	$(41)	$4,954	$(5,411)	$11,196	$(12,086)	$7,879
Collateralized debt obligations	0	0	0	2,200	0	0	0	2,200
Total Level 3 available-for-sale securities	$9,352	$(85)	$(41)	$7,154	$(5,411)	$11,196	$(12,086)	$10,079

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

The change in unrealized gains or losses included in other comprehensive income related to Level 3 securities held at the reporting date is as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Available-for-sale securities:
Corporate debt securities	$(554)	$—	$—
Net unrealized losses on Level 3 securities held at reporting date	$(554)	$—	$—

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified as Level 3. The quantitative detail of the unobservable inputs is neither provided nor reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At December 31, 2018
	Total	Level 1	Level 2	Level 3 (1)
Available-for-sale securities:
Priced via pricing services	$748,480	$0	$735,946	$12,534
Priced via market comparables/broker quotes	43	0	0	43
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities priced via pricing services	11,853	1,809	10,044	0
Other limited partnership investments priced via unobservable inputs (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

(1)	Securities classified as Level 3 were priced using non-binding broker quotes.

(2)
Represents one real estate fund included on the Statements of Financial Position as limited partnership investments that is reported under the fair value option using the NAV practical expedient. These amounts are not required to be categorized in the fair value hierarchy.

Financial instruments disclosed, but not carried at fair value

The following table presents the carrying values and fair value measurements, which are categorized as Level 3 in the fair value hierarchy, of financial instruments disclosed, but not carried at fair value:

	At December 31, 2018		At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans (1)	$58,006	$54,110	$21,849	$21,849
Long-term borrowings	99,730	94,057	74,728	72,424

(1)	The fair value of agent loans approximates carrying value at December 31, 2017.

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities. See also Note 5, "Fair Value" for additional fair value disclosures.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$208,610	$18	$216	$208,412
States & political subdivisions (1)	157,003	2,020	0	159,023
Corporate debt securities	259,362	139	9,554	249,947
Residential mortgage-backed securities	4,603	38	32	4,609
Commercial mortgage-backed securities	47,022	80	587	46,515
Collateralized debt obligations	65,039	30	830	64,239
Other debt securities	15,756	33	11	15,778
Total available-for-sale securities	$757,395	$2,358	$11,230	$748,523

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We intend to sell the remaining municipal bonds in the first half of 2019. We have currently invested proceeds from these sales in short-term U.S. Treasuries.

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

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2018, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2018
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$263,957	$263,837
Due after one year through five years	163,276	160,504
Due after five years through ten years	217,659	212,692
Due after ten years	112,503	111,490
Total available-for-sale securities(1)	$757,395	$748,523
(1) The contractual maturities of our municipal bond portfolio are included in the table. However, given our intent to sell this portfolio, municipal bond securities are classified as current assets in our Statements of Financial Position at December 31, 2018.

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. Treasury	$129,474	$19	$11,656	$197	$141,130	$216	7
Corporate debt securities	157,300	6,866	86,586	2,688	243,886	9,554	635
Residential mortgage-backed securities	777	6	1,618	26	2,395	32	3
Commercial mortgage-backed securities	17,624	175	16,997	412	34,621	587	30
Collateralized debt obligations	55,246	826	1,248	4	56,494	830	39
Other debt securities	8,213	11	0	0	8,213	11	7
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721
Quality breakdown of available-for-sale securities:
Investment grade	$242,821	$1,295	$98,118	$1,641	$340,939	$2,936	147
Non-investment grade	125,813	6,608	19,987	1,686	145,800	8,294	574
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721

	At December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. Treasury	$10,237	$110	$1,497	$29	$11,734	$139	4
States & political subdivisions	52,553	288	14,361	332	66,914	620	33
Corporate debt securities	171,154	1,585	31,113	339	202,267	1,924	331
Residential mortgage-backed securities	4,156	29	7,064	95	11,220	124	11
Commercial mortgage-backed securities	10,836	85	11,984	612	22,820	697	19
Collateralized debt obligations	21,598	41	0	0	21,598	41	12
Other debt securities	1,499	0	0	0	1,499	0	1
Total fixed maturities	272,033	2,138	66,019	1,407	338,052	3,545	411
Nonredeemable preferred stock - financial services sector	9,644	75	0	0	9,644	75	5
Nonredeemable preferred stock - utilities sector	1,093	25	0	0	1,093	25	1
Total available-for-sale securities	$282,770	$2,238	$66,019	$1,407	$348,789	$3,645	417
Quality breakdown of fixed maturities:
Investment grade	$214,586	$1,064	$62,193	$985	$276,779	$2,049	158
Non-investment grade	57,447	1,074	3,826	422	61,273	1,496	253
Total fixed maturities	$272,033	$2,138	$66,019	$1,407	$338,052	$3,545	411

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

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2018	2017	2016
Fixed maturities (1)	$24,978	$23,587	$20,175
Equity securities	628	82	171
Cash equivalents and other	5,628	2,486	1,391
Total investment income	31,234	26,155	21,737
Less: investment expenses	1,025	1,516	1,179
Investment income, net of expenses	$30,209	$24,639	$20,558

(1)	Includes interest earned on note receivable from Erie Family Life Insurance Company ("EFL") of $1.6 million in 2018 and $1.7 million in 2017 and 2016.

Realized investment (losses) gains
Realized (losses) gains on investments were as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Available-for-sale securities:
Gross realized gains	$1,892	$2,996	$2,112
Gross realized losses	(3,189)	(1,756)	(2,147)
Net realized (losses) gains on available-for-sale securities	(1,297)	1,240	(35)
Equity securities	(819)	—	—
Common stock trading securities	—	0	707
Other	106	94	0
Net realized investment (losses) gains	$(2,010)	$1,334	$672

The portion of net unrealized losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Equity securities: (1)
Net losses recognized during the period	$(819)	$—	$—
Less: net losses recognized on securities sold	(86)	—	—
Net unrealized losses recognized on securities held at reporting date	$(733)	$—	$—

(1)
With the adoption of ASU 2016-01 effective January 1, 2018, changes in unrealized gains and losses on equity securities are included in net realized investment gains (losses) in the Statement of Operations. The adoption of this guidance resulted in a reclassification of net unrealized losses of $0.1 million from accumulated other comprehensive loss to retained earnings at January 1, 2018.

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $1.6 million, $0.2 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.  See also Note 2, "Significant Accounting Policies".

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through December 31, 2018 are comprised of partnership financial results for the fourth quarter of 2017 and the first, second and third quarters of 2018.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2018.  We also own one real estate limited partnership that does not meet the criteria of an investment company. This partnership prepares audited financial statements on a cost basis. We have elected to report this limited partnership under the fair value option, which is based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for this limited partnership and limited partnerships accounted for under the equity method. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Equity in (losses) earnings of limited partnerships by method of accounting were as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Equity in (losses) earnings of limited partnerships - equity method	$(448)	$1,925	$6,273
Change in fair value of limited partnerships - fair value option	(374)	876	752
Equity in (losses) earnings of limited partnerships	$(822)	$2,801	$7,025

The following table summarizes limited partnership investments by sector at December 31:

(in thousands)	2018	2017
Private equity	$28,271	$31,663
Mezzanine debt	1,152	3,516
Real estate	2,192	5,127
Real estate - fair value option	3,206	4,816
Total limited partnership investments	$34,821	$45,122

See also Note 16, "Commitments and Contingencies", for investment commitments related to limited partnerships.

Note 7.  Fixed Assets
The following table summarizes our fixed assets by category at December 31:

(in thousands)	2018	2017
Land, buildings, and building improvements	$—	$7,627
Leasehold improvements	617	1,375
Software	163,735	129,553
Equipment	15,075	13,858
Projects in progress	10,392	21,898
Construction in progress	66,088	26,312
Total fixed assets, gross	255,907	200,623
Less: Accumulated depreciation and amortization	(125,075)	(117,474)
Fixed assets, net	$130,832	$83,149

On December 31, 2018, we sold the field offices we owned to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations, which are claims-related activities. We recognized a gain on the sale of $3.4 million, which is included in "Other income (expense)" in the Statements of Operations. See Note 14, "Related Party".

Software increased primarily related to an investment in platform technology, as well as internally developed software projects in progress that were completed and placed in production related to providing new quote and application processing capabilities for commercial lines and new web-based system functionality for personal lines.

Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization.

In 2016, we announced the construction of a new office building that will serve as part of our principal headquarters. The costs associated with this project are included in construction in progress. Capitalized interest included in construction in progress was $2.1 million at December 31, 2018 and $0.6 million at December 31, 2017, respectively. The building is expected to be completed in 2020 and is financed using a senior secured draw term loan credit facility. See Note 8, "Borrowing Arrangements".

For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization of fixed assets totaled $13.4 million, $14.8 million and $15.1 million, respectively, and is included in "Cost of operations - policy issuance and renewal services" in the Statements of Operations.

Note 8.  Borrowing Arrangements

Bank Line of Credit
As of December 31, 2018, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2018, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduces the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2018. Bonds with a fair value of $108.7 million were pledged as collateral on the line at December 31, 2018. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of December 31, 2018.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at December 31, 2018.

Term Loan Credit Facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. Under the agreement, $25 million was drawn on December 1, 2016, June 1, 2017, December 1, 2017, and June 1, 2018, for a total drawn amount of $100 million. During the draw period from December 1, 2016 through December 31, 2018, we made monthly interest payments under the Credit Facility. At expiration of the draw period, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest over a period of 28 years, commencing on January 1, 2019. Borrowings under the Credit Facility will bear interest at a fixed rate of 4.35%. In addition, we were required to pay a quarterly commitment fee of 0.08% on the unused portion of the Credit Facility during the draw period. Bonds with a fair value of $114.3 million were pledged as collateral for the facility and are reported as available-for-sale securities in the Statements of Financial Position as of December 31, 2018. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at December 31, 2018.

Amounts drawn from the Credit Facility are reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The scheduled maturity of the $100 million Credit Facility began on January 1, 2019. The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2019	$1,870
2020	1,953
2021	2,040
2022	2,130
2023	2,225
Thereafter	89,782

Note 9.  Postretirement Benefits

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

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2018	2017	2016
Service cost for benefits earned	$38,052	$31,106	$28,201
Interest cost on benefit obligation	35,382	34,275	33,125
Expected return on plan assets	(51,260)	(41,267)	(39,520)
Prior service cost amortization	1,353	871	696
Net actuarial loss amortization	12,809	9,301	8,111
Settlement cost (1)	—	302	—
Pension plan cost (2)	$36,336	$34,588	$30,613

(1)	The final SERP benefit for two former executives was settled with lump sum payments in 2017.

(2)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2018	2017	2016	2015
Employee pension plan:
Discount rate	4.47%	3.73%	4.24%	4.57%
Expected return on assets	6.75	6.75	7.00	7.00
Compensation increases (1)	3.32	3.32	3.32	3.32
SERP:
Discount rate – pre-retirement/post-retirement	4.47/3.97	3.73/3.23	4.24/3.74	4.57/4.07
Rate of compensation increase	5.00	5.00	5.00	5.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 3.32% in 2018, 2017 and 2016 would produce similar results.

The economic assumptions that have the most impact on the postretirement benefits expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation for all periods presented was based upon a yield curve developed from corporate bond yield information.

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

Funding policy/funded status
In 2018, we made accelerated pension contributions totaling $80 million. Following our 2018 contributions, we would not expect to make a subsequent contribution until the sum of the target normal costs for plan years beginning on and after December 31, 2017 exceeds $80 million, or earlier if a contribution is necessary to fund the plan to 100%. At that time, our funding policy will again generally be to contribute an amount equal or greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Additional contributions may be necessary or desirable due to future plan changes, our particular business or investment strategy, or pending law changes. In 2017, in addition to our planned contribution of $19.0 million, we made additional unplanned contributions of $39.9 million. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2018	2017
Funded status at end of year	$(118,596)	$(207,766)

Pension liabilities – due within one year (1)	$(1,730)	$(236)
Pension liabilities – due after one year	(116,866)	(207,530)
Net amount recognized	$(118,596)	$(207,766)

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

(in thousands)
	2018	2017
Projected benefit obligation, beginning of year	$951,666	$816,659
Service cost for benefits earned	38,052	31,106
Interest cost on benefit obligation	35,382	34,275
Plan amendments	3,007	5,050
Actuarial (gain) loss	(123,910)	82,940
Benefits paid	(18,032)	(16,184)
Settlement cost	—	(2,180)
Projected benefit obligation, end of year	$886,165	$951,666

Accumulated benefit obligation, end of year	$727,340	$767,527

Projected benefit obligations decreased $65.5 million at December 31, 2018 compared to December 31, 2017 due primarily to actuarial gains resulting from the increase in the discount rate used to measure the future benefit obligations. The discount rate increased to 4.47% in 2018 from 3.73% in 2017.

The following table describes plans with assets less than projected benefit obligation at December 31:

(in thousands)	Projected Benefit Obligation in Excess of Plan Assets
	2018	2017
Projected benefit obligation	$886,165	$951,666
Plan assets	767,569	743,900

At December 31, 2018 and 2017, both the defined benefit plan and the SERP had projected benefit obligations in excess of plan assets.

The following table describes plans with assets less than accumulated benefit obligation at December 31:

(in thousands)	Accumulated Benefit Obligation in Excess of Plan Assets
	2018	2017
Accumulated benefit obligation	$18,908	$767,527
Plan assets	—	743,900

At December 31, 2018, the SERP had an accumulated benefit obligation in excess of plan assets. At December 31, 2017, both the defined benefit plan and the SERP had accumulated benefit obligations in excess of plan assets.

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2018	2017
Fair value of plan assets, beginning of year	$743,900	$592,544
Actual (loss) gain on plan assets	(38,360)	108,618
Employer contributions	80,061	61,102
Benefits paid	(18,032)	(16,184)
Settlements (1)	—	(2,180)
Fair value of plan assets, end of year	$767,569	$743,900

(1)	The final SERP benefit for two former executives was settled with lump sum payments in 2017.

Accumulated other comprehensive income
Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2018	2017
Net actuarial loss	$144,165	$191,264
Prior service cost	11,855	10,201
Net amount not yet recognized	$156,020	$201,465

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans were as follows:

(in thousands)
	2018	2017
Net actuarial (gain) loss arising during the year	$(34,290)	$15,588
Amortization of net actuarial loss	(12,809)	(9,301)
Amortization of prior service cost	(1,353)	(871)
Amendments (1)	3,007	5,050
Impact due to settlement (2)	—	(302)
Total recognized in other comprehensive income	$(45,445)	$10,164

(1)
In 2018, there were five new SERP participants. In 2017, amendments include an enactment to the surviving spouse's death benefits, which increased the pension plan obligation by $3.6 million and the SERP obligation by $0.3 million, additionally there were two new SERP participants in 2017, which contributed $1.2 million.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation (1)		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2018		2017	2018	2017
Equity securities:
U.S. equity securities	25%	(2)	35%	24%	39%
Non-U.S. equity securities	16	(3)	20	14	19
Total equity securities	41		55	38	58
Debt securities	58	(4)	44	61	41
Other	1	(5)	1	1	1
Total	100%		100%	100%	100%

(1)	Changes to the target asset allocation in 2018 were made to reduce investment risk by shifting portfolio assets from equity securities to debt securities.

(2)
U.S. equity securities – 21% seek to achieve excess returns relative to the Russell 2000 Index. The remaining 79% of the allocation to U.S. equity securities are comprised of equity index funds that track the S&P 500.

(3)
Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 20% are allocated to international emerging market investments.  The remaining 69% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.

(4)
Debt securities – 32% are allocated to long U.S. Treasury Strips, 62% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better, while the remaining 6% are allocated to floating rate high income leverage loans.

(5)	Institutional money market fund.

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	At December 31, 2018
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$182,495	$0	$182,495	$0
Non-U.S. equity securities	110,942	0	110,942	0
Total equity securities	293,437	0	293,437	0
Debt securities	464,613	0	464,613	0
Other	9,519	9,519	0	0
Total	$767,569	$9,519	$758,050	$0

	At December 31, 2017
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$288,861	$0	$288,861	$0
Non-U.S. equity securities	145,238	0	145,238	0
Total equity securities	434,099	0	434,099	0
Debt securities	303,331	0	303,331	0
Other	6,470	6,470	0	0
Total	$743,900	$6,470	$737,430	$0

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of December 31:

(in thousands)
Year ending December 31,	Expected future benefit payments
2019	$22,039
2020	23,244
2021	25,946
2022	29,319
2023	32,631
2024 - 2028	213,490

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $13.9 million in 2018, $12.8 million in 2017, and $12.1 million in 2016.  In 2018, we made an additional discretionary employer contribution of $5.4 million, as a way of sharing the tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 with our employees. The Exchange and its subsidiaries reimbursed us for approximately 61% of the matching and discretionary contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2018 and 2017.

Note 10.  Incentive and Deferred Compensation Plans

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

At December 31, 2018, the plan awards for the 2016-2018 performance period, which will be granted as a cash award, were fully vested. Distributions will be made in 2019 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2018 is $7.4 million. At December 31, 2017, the awards paid in cash for the 2015-2017 performance period were fully vested and resulted in an $8.3 million payment to participants in June 2018. At December 31, 2016, the awards for the 2014-2016 performance period were fully vested. Participants had the option of receiving either cash or stock for the 2014-2016 awards. The cash award of $4.7 million was paid in June 2017 and the stock award of 46,884 shares with an average share price of $126.21 and a market value of $5.9 million was delivered to plan participants in June 2017. The ECDC has determined that the plan awards for the 2017-2019 and 2018-2020 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $6.3 million in 2018, $10.3 million in 2017, and $8.2 million in 2016. The related tax benefits recognized in income were $1.3 million in 2018, $3.6 million in 2017, and $2.9 million in 2016. The Exchange and its subsidiaries reimburse us for approximately 47% of the annual compensation cost of these plans. At December 31, 2018, there was $5.7 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

Deferred compensation plan
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

Incentive compensation deferral plan
Effective January 1, 2017, our Board of Directors approved an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in Class A shares of the Company stock until retirement or other separation from service from the Company. Participants are 100% vested at date of deferral. The shares are held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2018, the rabbi trust purchased 12,005 shares of our common stock in the open market at an average price of $119.28 for $1.4 million to satisfy the liability for the 2017 AIP awards deferred under the incentive compensation deferral plan. The total compensation charged to operations related to these deferred AIP awards was $0.7 million in 2018 and $1.4 million in 2017. The Exchange and its subsidiaries reimbursed us for approximately 42% of the annual compensation cost of this plan.

Deferred compensation plans for outside directors
We have a deferred compensation plan for our outside directors that allows participants to defer receipt of a portion of their annual compensation until a later date. Participants select hypothetical investment funds for their deferrals which are credited with the hypothetical returns generated.

We also have a deferred stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for a portion of the directors' annual compensation in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director's account which vest immediately. We do not issue new shares of common stock to directors. Our practice is to repurchase shares of our Class A common stock in the open market to satisfy these awards, which are held in the rabbi trust.

The rabbi trust purchased 9,285 shares of our common stock on the open market at an average price of $122.19 for $1.1 million in 2018, 9,663 shares at an average price of $121.85 for $1.2 million in 2017, and 7,432 shares at an average price of $99.23 for $0.7 million in 2016 to satisfy the liability of the stock compensation plan for outside directors. The shares are distributed to the outside director from the rabbi trust upon ending board service. The total compensation charged to operations related to these awards totaled $0.8 million, $0.9 million and $0.5 million in 2018, 2017 and 2016, respectively.

The following summarizes our deferred executive and outside directors' compensation liability for December 31:

(in thousands)
	2018	2017	2016

Annual incentive plan awards	$4,751	$6,118	$6,460
Long-term incentive plan awards	6,331	10,931	11,321
Employer match and hypothetical earnings on deferred compensation	1,484	2,664	1,164
Total plan awards and earnings	12,566	19,713	18,945
Total plan awards paid	(14,482)	(20,621)	(20,418)
Compensation deferred	1,928	680	1,214
Distributions from the deferred compensation plans	(1,321)	(853)	(435)
Forfeitures (1)	0	(593)	(3,117)
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,165)	(1,177)	(738)
Funding of rabbi trust for incentive compensation deferral plan	(1,401)	—	—
Incentive plan and deferred compensation liabilities at end of period	$26,182	$30,057	$32,908

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

Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The plan is to remain in effect until December 31, 2022, unless earlier amended or terminated by our Board of Directors. Awards will be satisfied with shares of our Class A common stock. In 2018, 5,830 Class A shares with an average share price of $115.45 and a market value of $0.7 million were delivered to plan participants to satisfy the 2015 plan year and remainder of 2014 plan year awards. In 2017, 3,785 Class A shares with an average share price of $109.41 and a market value of $0.4 million were delivered to plan participants to satisfy a portion of the 2014 plan year award. The total compensation charged to operations related to these ECP awards was $0.4 million in 2018, $0.2 million in 2017, and $0.8 million in 2016. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 68% and 38% of the awards paid in 2018 and 2017, respectively. Unearned compensation expense of $0.3 million is expected to be recognized over a period of three years.

Note 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2018	2017	2016
Current income tax expense	$84,454	$81,689	$109,727
Deferred income tax (benefit) expense	(1,358)	26,912	(2)
Other income tax expense	—	10,095	—
Income tax expense	$83,096	$118,696	$109,725

Other income tax expense for 2017 was impacted by the re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The current and deferred income tax (benefit) expense for 2018 is measured at the statutory rate of 21% and 35% for 2017 and 2016.

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2018	2017	2016
Income tax at statutory rate	$77,977	$110,493	$112,032
Change in tax rate (1)	—	10,095	—
Tax-exempt interest	(1,305)	(2,278)	(2,270)
Unrecognized tax benefits	3,088	—	—
Other, net	3,336	386	(37)
Income tax expense	$83,096	$118,696	$109,725

(1)	The change in tax rate represents the tax effect of the re-measurement of deferred tax assets and liabilities due to the enactment of the TCJA.

The statutory rate for the year ended December 31, 2018 is 21% and 35% for the years ended December 31, 2017 and 2016.

At December 31, 2017, we recorded provisional amounts for certain enactment-date effects of the TCJA based on information available at that time. The Securities and Exchange Commission issued rules that allowed for a measurement period of one year after the enactment date of the TCJA to finalize the recording of the related tax impact. We completed our analysis for the effects of the TCJA and there were no material changes made in 2018 to the provisional amounts and no material impact on the effective tax rate.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)
	2018	2017
Deferred tax assets:
Other employee benefits	$12,237	$14,092
Pension and other postretirement benefits	20,124	22,758
Allowance for management fee returned on cancelled policies	3,292	3,024
Deferred revenue	3,524	0
Unrealized losses on investments	2,030	0
Other	1,246	812
Total deferred tax assets	42,453	40,686
Deferred tax liabilities:
Depreciation	13,015	10,204
Prepaid expenses	1,376	5,568
Commissions	1,270	0
Limited partnerships	2,534	4,509
Unrealized gains on investments	0	856
Other	157	159
Total deferred tax liabilities	18,352	21,296
Net deferred tax asset	$24,101	$19,390

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2018 or December 31, 2017.

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(in thousands)
	2018	2017	2016
Balance at the beginning of the year	$0	$—	$—
Additions for current year tax positions	7,719	—	—
Reductions for current year tax positions	(4,631)	—	—
Additions for prior year tax positions	—	2,337	—
Reductions for prior year tax positions	—	(2,337)	—
Balance at the end of the year	$3,088	$0	$—

Included in the balance at December 31, 2018 was $3.1 million of tax expense related to uncertain tax positions for which the ultimate deductibility is certain, but for which there is uncertainty around the timing of deductibility. The amounts recorded in 2018 resulted from the difference in measuring the tax liability at the previous tax rate and the current enacted tax rate. This increased our effective tax rate by 0.8% in 2018. In 2017, we had an uncertain tax position of $2.3 million, for which a current liability was recorded. As a related temporary tax difference was also recognized, there was no impact to our results of operations or financial position. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. Interest expense related to uncertain tax positions is recognized in income tax expense. Interest expense was $0.8 million and $0.1 million in 2018 and 2017, respectively. There was no interest expense related to uncertain tax positions in 2016.

Tax years ending December 31, 2017, 2016 and 2015 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 12.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2018, 2017 or 2016.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2018, 2017 or 2016. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2018, based upon trade date.

In 2018, we purchased 27,120 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $3.2 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 9,285 shares for $1.1 million, or $122.19 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 12,005 shares were purchased at a total cost of $1.4 million, or $119.28 per share, to fund the rabbi trust for the incentive compensation deferral plan. These shares were delivered in 2018.

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

Note 13.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2018			2017			2016
	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI, beginning of year	$3,410	$716	$2,694	$3,954	$1,384	$2,570	$3,888	$1,361	$2,527
OCI (loss) before reclassifications - pre TCJA (1)	—	—	—	(648)	(227)	(421)	(385)	(135)	(250)
OCI before reclassifications - post TCJA (1)	(15,372)	(3,228)	(12,144)	1,162	243	919	—	—	—
Realized investment losses (gains)	1,297	272	1,025	(1,240)	(434)	(806)	35	12	23
Impairment losses	1,581	332	1,249	182	64	118	416	146	270
Cumulative effect of adopting ASU 2016-01 (2)	(85)	(18)	(67)	—	—	—	—	—	—
OCI (loss)	(12,579)	(2,642)	(9,937)	(544)	(354)	(190)	66	23	43
Reclassification adjustment (3)	—	—	—	—	(314)	314	—	—	—
AOCI, end of year	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694	$3,954	$1,384	$2,570

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)	$(152,910)	$(53,519)	$(99,391)
OCI (loss) before reclassifications	31,401	6,594	24,807	(20,314)	(7,111)	(13,203)	(46,244)	(16,185)	(30,059)
Amortization of prior service costs (4)	1,353	284	1,069	871	306	565	695	243	452
Amortization of net actuarial loss (4)	12,451	2,615	9,836	8,882	3,109	5,773	7,764	2,717	5,047
Settlement loss (4)	—	—	—	302	106	196	—	—	—
Impact of change in tax rate (5)	—	—	—	—	1,436	(1,436)	—	—	—
OCI (loss)	45,205	9,493	35,712	(10,259)	(2,154)	(8,105)	(37,785)	(13,225)	(24,560)
Reclassification adjustment (3)	—	—	—	—	26,697	(26,697)	—	—	—
AOCI (loss), end of year	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)

Total
AOCI (loss), beginning of year	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)	$(149,022)	$(52,158)	$(96,864)
Investment securities	(12,579)	(2,642)	(9,937)	(544)	(354)	(190)	66	23	43
Pension and other postretirement plans	45,205	9,493	35,712	(10,259)	(2,154)	(8,105)	(37,785)	(13,225)	(24,560)
OCI (loss)	32,626	6,851	25,775	(10,803)	(2,508)	(8,295)	(37,719)	(13,202)	(24,517)
Reclassification adjustment (3)	—	—	—	—	26,383	(26,383)	—	—	—
AOCI (loss), end of year	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)

(1)
Deferred taxes related to unrealized gains and losses for the period from December 23, 2017 through December 31, 2018 were recognized at the 21% corporate rate following enactment of the TCJA. Prior to enactment, they were recognized at the 35% corporate rate.

(2)
A reclassification of unrealized losses of equity securities from AOCI to retained earnings was required at January 1, 2018 due to the implementation of ASU 2016-01. See Note 2, "Significant Accounting Policies".

(3)
A one-time adjustment was made in the fourth quarter of 2017 to reclassify stranded tax effects of the components of AOCI resulting from enactment of TCJA from AOCI to retained earnings, resulting in the ending AOCI balances now reflected at the 21% corporate rate, which represents the rate in which the amounts are expected to be settled. See Note 2, "Significant Accounting Policies".

(4)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 9, "Postretirement Benefits", for additional information.

(5)
Deferred taxes related to the December 31, 2017 portion of the pension and other postretirement component recognized in AOCI of $10.3 million were recognized at the 21% corporate rate following the enactment of the TCJA.

Note 14.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2018, 2017 and 2016. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2019.

There is no provision in the subscriber's agreement for termination of our appointment as attorney-in-fact by the subscribers at the Exchange and the appointment is not affected by a policyholder's disability or incapacity.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property and Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the members within a holding company system.

Office leases
We lease certain office space from the Exchange including the home office. On April 28, 2017, after securing approval from the Pennsylvania Insurance Department, a new home office lease was executed between the Exchange and Indemnity, which was retroactive to January 1, 2017, when the prior lease expired. Under the new lease, rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements are the responsibility of the tenant (Indemnity). This lease agreement expires December 31, 2021. Under the previous lease, rents were determined considering returns on invested capital and included building operating and overhead costs. Rent costs and related operating expenses of shared facilities are allocated between Indemnity, Exchange and its subsidiaries based upon usage or square footage occupied. Rent expenses under the new lease totaled $6.2 million in 2018 and $6.3 million in 2017. Rent expense totaled $14.3 million in 2016, under the prior lease agreement, which included all operating expenses. Operating expenses totaled $14.5 million in 2018 and $13.1 million in 2017. The Exchange and its subsidiaries reimburse us for space used to perform administrative services. Reimbursements related to the use of this space totaled $4.7 million in 2018, $4.6 million in 2017 and $4.9 million in 2016. We also had a lease commitment with EFL for a field office until December 31, 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in 2018, 2017 and 2016.

We previously owned three field offices for which rental costs of shared facilities were allocated based upon usage or square footage occupied. On December 31, 2018, we sold the three field offices to the Exchange. See Note 7, "Fixed Assets".

Notes receivable from EFL
We previously held a $25 million surplus note that was issued to us by EFL in 2003 and was payable on demand on or after December 31, 2018. On December 14, 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. The note bore an annual interest rate of 6.7% and EFL paid interest to us of $1.6 million in 2018, and $1.7 million in both 2017 and 2016.

Note 15. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its subsidiaries. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its subsidiaries were $449.9 million and $418.3 million at December 31, 2018 and 2017, respectively.

Note 16.  Commitments and Contingencies

We have contractual commitments to invest up to $12.2 million related to our limited partnership investments at December 31, 2018.  These commitments are split between private equity securities of $4.4 million, mezzanine debt securities of $7.5 million, and real estate activities of $0.3 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 17.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$288,224	$196,999	$210,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,368	14,831	15,095
Deferred income tax (benefit) expense	(1,358)	26,912	(2)
Other income tax expense (1)	—	10,095	—
Realized losses (gains) and impairments on investments	3,591	(1,152)	(256)
Equity in losses (earnings) of limited partnerships	822	(2,801)	(7,025)
(Gain) loss on disposal of fixed assets	(3,047)	98	59
Net amortization of bond premium	5,601	7,038	7,436
Decrease in deferred compensation	(3,886)	(2,681)	(4,561)
Limited partnership distributions	7,173	5,128	17,837
Increase in receivables from affiliates	(30,804)	(39,788)	(30,485)
Decrease (increase) in accrued investment income	1,590	(516)	(846)
Decrease (increase) in federal income taxes recoverable	21,738	(24,640)	6,687
(Increase) decrease in prepaid pension	(47,335)	(27,265)	10,524
Increase in prepaid expenses and other assets	(727)	(7,636)	(4,674)
Increase in accounts payable and accrued expenses	11,039	17,183	11,144
Increase in commissions payable	13,449	17,565	15,017
(Decrease) increase in accrued agent bonuses	(19,066)	7,756	8,020
Increase in contract liability	3,213	—	—
Net cash provided by operating activities	$263,585	$197,126	$254,336

(1)
Other income tax expense for 2017 was impacted by the re-measurement of our deferred tax assets and liabilities due to the enactment of the TCJA on December 22, 2017, which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.

Note 18.  Quarterly Results of Operations (unaudited)

	Year ended December 31, 2018
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue (1)	$572,160	$621,458	$612,126	$576,468	$2,382,212
Operating expenses (1)	494,593	526,135	515,431	501,710	2,037,869
Investment income	6,163	6,207	8,431	4,995	25,796
Interest expense and other (income), net (2)	509	544	655	(2,889)	(1,181)
Income before income taxes	83,221	100,986	104,471	82,642	371,320
Net income	$65,758	$79,706	$80,446	$62,314	$288,224

Earnings per share (3)
Net income per share
Class A common stock – basic	$1.41	$1.71	$1.73	$1.34	$6.19
Class A common stock – diluted	$1.26	$1.52	$1.54	$1.19	$5.51
Class B common stock – basic and diluted	$212	$257	$259	$201	$928

(1)
In accordance with ASC 606, "Revenue from Contracts with Customers", effective January 1, 2018, we allocate our management fee between the two performance obligations we have in the subscriber's agreement, policy issuance and renewal services and administrative services. We also present expenses we incur and the related reimbursements we receive for administrative services gross in our Statement of Operations. See Note 2, "Significant Accounting Policies".

(2)
The decrease in interest expense and other (income), net in the fourth quarter is driven by the $3.4 million gain recognized on the sale of the field offices we owned to Exchange.  See Note 7, "Fixed Assets".

(3)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

	Year ended December 31, 2017
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$399,316	$448,564	$442,492	$401,402	$1,691,774
Operating expenses (1)	332,376	365,116	361,253	342,777	1,401,522
Investment income (1)	6,589	6,451	8,418	7,134	28,592
Interest expense and other, net (1)	575	664	792	1,118	3,149
Income before income taxes	72,954	89,235	88,865	64,641	315,695
Net income	$47,876	$58,527	$58,543	$32,053	$196,999

Earnings per share (2)
Net income per share
Class A common stock – basic	$1.03	$1.26	$1.26	$0.69	$4.23
Class A common stock – diluted (3)	$0.91	$1.12	$1.12	$0.61	$3.76
Class B common stock – basic	$154	$189	$189	$103	$635
Class B common stock – diluted	$154	$188	$189	$103	$634

(1)	Amounts presented have been reclassified from previously reported amounts as a result of the adoption of ASU 2017-07, "Compensation-Retirement Benefits". See Note 2, "Significant Accounting Policies".

(2)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(3)
Class A diluted earnings per share was reduced by $0.19 for the fourth quarter and total year as a result of increased income tax expense from enactment of the TCJA of $10.1 million. See Note 4, "Earnings Per Share" and Note 11, "Income Taxes".

Note 19.  Subsequent Events

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2018.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Timothy G. NeCastro	Gregory J. Gutting	Julie M. Pelkowski
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 21, 2019	February 21, 2019	February 21, 2019

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2018 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on Internal Control over Financial Reporting

We have audited Erie Indemnity Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, OH
February 21, 2019

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2018	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	58
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

Executive Vice Presidents:
Lorianne Feltz	49	Executive Vice President, Claims & Customer Service since November 2016; Senior Vice President, Customer Service, January 2011 through November 2016.

Gregory J. Gutting	55
Executive Vice President and Chief Financial Officer since August 2016; Interim Executive Vice President and Chief Financial Officer, October 2015 through July 2016; Senior Vice President and Controller, March 2009 through September 2015; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	60	Executive Vice President and Chief Information Officer since August 2012; Director, EFL, EIC, Flagship, ENY and EPC.

Sean J. McLaughlin *	63
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

Douglas E. Smith	44	Executive Vice President, Sales & Products since November 2016; Senior Vice President, Personal Lines, November 2008 through October 2016.

Dionne Wallace Oakley	51	Executive Vice President, Human Resources & Strategy since January 2018; Senior Vice President, Human Resources, September 2012 through December 2017.
* Retired effective December 31, 2018

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Item 8 "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Statements of Operations for the three years ended December 31, 2018, 2017 and 2016

•	Statements of Comprehensive Income for the three years ended December 31, 2018, 2017 and 2016

•	Statements of Financial Position as of December 31, 2018 and 2017

•	Statements of Shareholders' Equity for the three years ended December 31, 2018, 2017 and 2016

•	Statements of Cash Flows for the three years ended December 31, 2018, 2017 and 2016

•	Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	89

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit

3.8
Amended and Restated Articles of Incorporation of Registrant dated April 19, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 2, 2011.

3.9
Erie Indemnity Company Amended and Restated Bylaws effective December 7, 2017. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 22, 2018.

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

10.156
Form of Indemnification Agreement by and between Erie Indemnity Company and each of Dionne Wallace Oakley and Salvatore Correnti. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

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

Exhibit
Number	Description of Exhibit

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

Exhibit
Number	Description of Exhibit

10.185
Third Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 20, 2017. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 22, 2018.

10.186
Fourth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 20, 2017. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 22, 2018.

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

10.190
Fourth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated May 2, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 26, 2018.

10.191
Retirement Agreement between Erie Indemnity Company and Sean J. McLaughlin dated September 26, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on September 28, 2018.

10.192
Second Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 30, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 2, 2018.

10.193
Third Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of November 13, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 14, 2018.

10.194*	Fifth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 20, 2018.

14.3	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.4	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2019	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 21, 2019	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President and CFO
(Principal Financial Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Senior Vice President and Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.	/s/ Brian A. Hudson, Sr.
J. Ralph Borneman, Jr.	Brian A. Hudson, Sr.

/s/ Eugene C. Connell	/s/ Claude C. Lilly, III
Eugene C. Connell	Claude C. Lilly, III

/s/ Salvatore Correnti	/s/ George R. Lucore
Salvatore Correnti	George R. Lucore

/s/ LuAnn Datesh	/s/ Thomas W. Palmer
LuAnn Datesh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Martin P. Sheffield
Jonathan Hirt Hagen	Martin P. Sheffield

/s/ Thomas B. Hagen	/s/ Elizabeth Hirt Vorsheck
Thomas B. Hagen, Chairman	Elizabeth Hirt Vorsheck

/s/ C. Scott Hartz
C. Scott Hartz