Form 10-Q
period 2019-03-31
ERIE INDEMNITY CO
filed 2019-05-02
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at April 12, 2019.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 12, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$430,983	$405,978
Management fee revenue - administrative services, net	13,951	13,074
Administrative services reimbursement revenue	142,480	145,963
Service agreement revenue	6,692	7,145
Total operating revenue	594,106	572,160

Operating expenses
Cost of operations - policy issuance and renewal services	365,504	348,630
Cost of operations - administrative services	142,480	145,963
Total operating expenses	507,984	494,593
Operating income	86,122	77,567

Investment income
Net investment income	8,517	6,820
Net realized investment gains (losses)	2,503	(465)
Net impairment losses recognized in earnings	(78)	0
Equity in losses of limited partnerships	(1,147)	(192)
Total investment income	9,795	6,163

Interest expense, net	449	553
Other income	47	44
Income before income taxes	95,515	83,221
Income tax expense	20,204	17,463
Net income	$75,311	$65,758

Net income per share
Class A common stock – basic	$1.62	$1.41
Class A common stock – diluted	$1.44	$1.26
Class B common stock – basic and diluted	$243	$212

Weighted average shares outstanding – Basic
Class A common stock	46,188,337	46,187,908
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,312,036	52,310,628
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.90	$0.84
Class B common stock	$135.00	$126.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$75,311	$65,758

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	5,478	(5,427)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,232	0
Total other comprehensive income (loss), net of tax	6,710	(5,427)
Comprehensive income	$82,021	$60,331

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$312,045	$266,417
Available-for-sale securities	139,994	402,339
Receivables from Erie Insurance Exchange and affiliates	456,135	449,873
Prepaid expenses and other current assets	49,997	36,892
Federal income taxes recoverable	0	8,162
Accrued investment income	4,220	5,263
Total current assets	962,391	1,168,946

Available-for-sale securities	534,925	346,184
Equity securities	12,410	11,853
Limited partnership investments	30,038	34,821
Fixed assets, net	144,652	130,832
Deferred income taxes, net	22,180	24,101
Other assets	92,860	61,590
Total assets	$1,799,456	$1,778,327

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$253,002	$241,573
Agent bonuses	26,129	103,462
Accounts payable and accrued liabilities	123,179	111,291
Dividends payable	41,913	41,910
Contract liability	34,116	33,854
Deferred executive compensation	10,346	13,107
Federal income taxes payable	11,946	0
Current portion of long-term borrowings	1,891	1,870
Total current liabilities	502,522	547,067

Defined benefit pension plans	123,270	116,866
Long-term borrowings	97,382	97,860
Contract liability	17,907	17,873
Deferred executive compensation	16,817	13,075
Other long-term liabilities	27,754	11,914
Total liabilities	785,652	804,655

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,483	16,459
Accumulated other comprehensive loss	(123,574)	(130,284)
Retained earnings	2,264,815	2,231,417
Total contributed capital and retained earnings	2,159,894	2,119,762
Treasury stock, at cost; 22,110,132 shares held	(1,158,779)	(1,157,625)
Deferred compensation	12,689	11,535
Total shareholders’ equity	1,013,804	973,672
Total liabilities and shareholders’ equity	$1,799,456	$1,778,327

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2019 and 2018
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (2)					(38,392)			(38,392)
Net income					65,758			65,758
Other comprehensive loss				(5,427)				(5,427)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(320)			(320)
Net purchase of treasury stock (1)			(9)			0		(9)
Deferred compensation						(1,663)	1,663	0
Balance, March 31, 2018	$1,992	$178	$16,461	$(161,486)	$2,129,100	$(1,157,331)	$11,241	$840,155

(1) Net purchases of treasury stock in 2019 and 2018 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.
(2) Cumulative effect adjustments are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Management fee received	$433,735	$418,897
Administrative services reimbursements received	148,308	150,422
Service agreement fee received	6,692	7,145
Net investment income received	9,112	8,951
Limited partnership distributions	1,225	426
Commissions paid to agents	(204,633)	(192,803)
Agents bonuses paid	(104,689)	(122,607)
Salaries and wages paid	(50,840)	(54,668)
Pension contributions and employee benefits paid	(10,875)	(49,199)
General operating expenses paid	(60,439)	(59,033)
Administrative services expenses paid	(143,046)	(146,935)
Income taxes recovered (paid)	138	(276)
Interest paid	(448)	(550)
Net cash provided by (used in) operating activities	24,240	(40,230)

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(220,811)	(77,263)
Equity securities	0	(1,035)
Limited partnerships	(9)	(31)
Proceeds from investments:
Available-for-sale securities sales	149,155	57,717
Available-for-sale securities maturities/calls	154,343	28,473
Equity securities	0	1,055
Limited partnerships	2,411	910
Purchase of fixed assets	(17,411)	(8,691)
Distributions on agent loans	(6,233)	(19,310)
Collections on agent loans	2,313	1,436
Net cash provided by (used in) investing activities	63,758	(16,739)

Cash flows from financing activities
Dividends paid to shareholders	(41,910)	(39,116)
Net payments on long-term borrowings	(460)	(9)
Net cash used in financing activities	(42,370)	(39,125)

Net increase (decrease) in cash and cash equivalents	45,628	(96,094)
Cash and cash equivalents, beginning of period	266,417	215,721
Cash and cash equivalents, end of period	$312,045	$119,627

Supplemental disclosure of noncash transactions
Operating lease assets obtained in exchange for new operating lease liabilities	$32,515	$—

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance, and investment management services for its insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf.  Pursuant to the subscriber's agreement for acting as attorney-in-fact in these two capacities, we earn a management fee calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange.

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Note 13, "Concentrations of Credit Risk".

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 21, 2019.

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

Recently adopted accounting standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 842, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the Statements of Financial Position and to disclose certain information about leasing arrangements. We adopted ASC 842 on January 1, 2019 using the optional transition method, which permits entities to apply the new guidance prospectively with certain practical expedients available. We elected the package of practical expedients which among other things allowed us to carry forward the historical lease classifications. We did not elect the hindsight practical expedient in determining the lease term for existing leases.

The adoption of the new standard resulted in the recognition of operating lease assets of $32.7 million and operating lease liabilities of $32.1 million on the Statement of Financial Position at January 1, 2019. The adoption of this standard did not have a material impact on our Statement of Operations and had no impact on our net cash flows.

Recently issued accounting standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, "Intangibles-Goodwill and Other Internal-Use Software", which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and early adoption is permitted. We plan to adopt this guidance on a prospective basis and do not expect a material impact on our financial statements or disclosures.

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

Other assets
Other assets include agent loans, operating lease assets and other long-term prepaid assets. Agent loans are carried at unpaid principal balance with interest recorded in investment income as earned. It is our policy to charge the loans that are in default directly to expense. We do not record an allowance for credit losses on these loans, as the majority of the loans are senior secured and historically have had insignificant default amounts.

The determination of whether an arrangement is a lease, and the related lease classification, is made at inception of a contract. Our leases are classified as operating leases. Operating lease assets and liabilities are recorded at inception based on the present value of the future minimum lease payments over the lease term at commencement date. When an implicit rate for the lease is not available, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Most of our lease contracts contain lease and non-lease components. Non-lease components are expensed as incurred. Operating lease assets are included in other assets, and the current and noncurrent portions of the operating lease liabilities are included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the Statement of Financial Position.

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. Pursuant to the subscriber’s agreement, we earn a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange.
We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available. There was no material change to the allocation in 2019.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over time as these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended March 31,
(in thousands)	2019	2018
Management fee revenue - policy issuance and renewal services, net	$430,983	$405,978

Management fee revenue - administrative services, net	13,951	13,074
Administrative services reimbursement revenue	142,480	145,963
Total administrative services	$156,431	$159,037

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended March 31,
	2019			2018
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$74,694	46,188,337	$1.62	$65,220	46,187,908	$1.41
Dilutive effect of stock-based awards	0	22,899	—	0	21,920	—
Assumed conversion of Class B shares	617	6,100,800	—	538	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$75,311	52,312,036	$1.44	$65,758	52,310,628	$1.26
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$617	2,542	$243	$538	2,542	$212

Note 5. Fair Value

Financial instruments carried at fair value
Our available-for-sale debt securities and equity securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale debt securities and equity securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although virtually all of our prices are obtained from third party sources, we also perform an internal pricing review on outliers. The outlier review includes securities with price changes that vary from current market conditions or independent third party price sources. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At March 31, 2019
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. Treasury (1)	$279,956	$0	$279,956	$0
States & political subdivisions (1)	27,452	0	27,452	0
Corporate debt securities	233,017	0	221,494	11,523
Residential mortgage-backed securities	6,571	0	5,656	915
Commercial mortgage-backed securities	48,144	0	46,962	1,182
Collateralized debt obligations	63,932	0	63,932	0
Other debt securities	15,847	0	15,847	0
Total available-for-sale securities	674,919	0	661,299	13,620
Equity securities:
Nonredeemable preferred stock - financial services sector	12,410	1,966	10,444	0
Total equity securities	12,410	1,966	10,444	0
Total	$687,329	$1,966	$671,743	$13,620

	At December 31, 2018
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. Treasury (1)	$208,412	$0	$208,412	$0
States & political subdivisions (1)	159,023	0	159,023	0
Corporate debt securities	249,947	0	237,370	12,577
Residential mortgage-backed securities	4,609	0	4,609	0
Commercial mortgage-backed securities	46,515	0	46,515	0
Collateralized debt obligations	64,239	0	64,239	0
Other debt securities	15,778	0	15,778	0
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities:
Nonredeemable preferred stock - financial services sector	11,853	1,809	10,044	0
Total equity securities	11,853	1,809	10,044	0
Other limited partnership investments (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We intend to sell the remaining municipal bonds in the second quarter of 2019. We have currently invested proceeds from these sales primarily in U.S. Treasuries.

(2)
The limited partnership investment measured at fair value represents one real estate fund included on the balance sheet as a limited partnership investment reported under the fair value option using the net asset value (NAV) practical expedient, which is not required to be categorized in the fair value hierarchy. The fair value of this investment is based on our proportionate share of the NAV from the most recent partners' capital statements received from the general partner, which is generally one quarter prior to our balance sheet date. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. Liquidation of this fund was completed in January 2019. There were no unfunded commitments related to the investment at December 31, 2018. During the three months ended March 31, 2019, distributions totaling $3.2 million were received from this investment. During the year ended December 31, 2018, no contributions were made and distributions totaling $1.2 million were received from this investment.

The following table presents our fair value measurements on a recurring basis by pricing source:

	At March 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Priced via pricing services	$673,729	$0	$661,299	$12,430
Priced via market comparables/broker quotes	125	0	0	125
Priced via internal modeling	1,065	0	0	1,065
Total available-for-sale securities	674,919	0	661,299	13,620
Equity securities priced via pricing services	12,410	1,966	10,444	0
Total	$687,329	$1,966	$671,743	$13,620

Quantitative and Qualitative Disclosures about Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets. Level 3 securities where cost is the best estimate of fair value totaled $1.1 million at March 31, 2019 and are excluded from the table below. When a non-binding broker quote was the only input available, the security was classified within Level 3. The quantitative detail of the unobservable inputs is neither provided nor reasonably available to us and therefore has not been included in the table below. These investments totaled $0.1 million at March 31, 2019 and $12.6 million at December 31, 2018. The weighted average is calculated based on estimated fair value.

	At March 31, 2019
(dollars in thousands)	Fair value	Valuation techniques	Unobservable input	Range (basis points)	Weighted average (basis points)	Impact of increase in input on estimated fair value

Corporate debt securities - bank loans	$11,373	Market approach	Market residual yield (1)	-186 - +1,479	+33	Decrease
Commercial mortgage-backed securities	1,057	Market approach	Credit spread (2)	+42 - +275	+181	Decrease

(1)
Values for bank loans classified as Level 3 are determined by our pricing vendor based on model yield curves adjusted for observable inputs. The market residual yield represents a net adjustment to the model yield curve for unobservable input factors.

(2)
Values for commercial mortgage-backed securities classified as Level 3 include adjustments to the base spread over the appropriate U.S. Treasury yield assuming no prepayments until penalty provisions have expired.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$11	$268	$734	$(431)	$4,813	$(6,449)	$11,523
Residential mortgage-backed securities	0	0	0	921	(6)	0	0	915
Commercial mortgage-backed securities	0	(2)	0	478	0	706	0	1,182
Total Level 3 available-for-sale securities	$12,577	$9	$268	$2,133	$(437)	$5,519	$(6,449)	$13,620

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$(9)	$5	$0	$(493)	$2,412	$(3,485)	$6,309
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Total Level 3 available-for-sale securities	$10,079	$(9)	$12	$0	$(493)	$2,412	$(5,692)	$6,309

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

The change in unrealized gains or losses included in other comprehensive income related to Level 3 securities held at the reporting date is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Available-for-sale securities:
Corporate debt securities	$157	$10
Residential mortgage-backed securities	0	—
Commercial mortgage-backed securities	4	—
Net unrealized gains on Level 3 securities held at reporting date	$161	$10

Financial instruments disclosed, but not carried at fair value
The following table presents the carrying values and fair value measurements, which are categorized as Level 3 in the fair value hierarchy, of financial instruments disclosed, but not carried at fair value:

	At March 31, 2019		At December 31, 2018
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans	$61,926	$61,487	$58,006	$54,110
Long-term borrowings	99,273	95,958	99,730	94,057

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities. See also Note 5, "Fair Value" for additional fair value disclosures.

	At March 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$279,553	$503	$100	$279,956
States & political subdivisions (1)	26,931	521	0	27,452
Corporate debt securities	235,546	985	3,514	233,017
Residential mortgage-backed securities	6,513	67	9	6,571
Commercial mortgage-backed securities	48,120	273	249	48,144
Collateralized debt obligations	64,432	17	517	63,932
Other debt securities	15,752	95	0	15,847
Total available-for-sale securities	$676,847	$2,461	$4,389	$674,919

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$208,610	$18	$216	$208,412
States & political subdivisions (1)	157,003	2,020	0	159,023
Corporate debt securities	259,362	139	9,554	249,947
Residential mortgage-backed securities	4,603	38	32	4,609
Commercial mortgage-backed securities	47,022	80	587	46,515
Collateralized debt obligations	65,039	30	830	64,239
Other debt securities	15,756	33	11	15,778
Total available-for-sale securities	$757,395	$2,358	$11,230	$748,523

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We intend to sell the remaining municipal bonds in the second quarter of 2019. We have currently invested proceeds from these sales primarily in U.S. Treasuries.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2019 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2019
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$123,334	$123,200
Due after one year through five years	320,044	319,564
Due after five years through ten years	133,675	132,586
Due after ten years	99,794	99,569
Total available-for-sale securities (1)	$676,847	$674,919

(1)
The contractual maturities of our municipal bond portfolio are included in the table. However, given our intent to sell this portfolio, municipal bond securities are classified as current assets in our Statements of Financial Position.

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. Treasury	$0	$0	$11,748	$100	$11,748	$100	4
Corporate debt securities	82,879	1,647	94,393	1,867	177,272	3,514	471
Residential mortgage-backed securities	1,208	4	388	5	1,596	9	2
Commercial mortgage-backed securities	9,491	17	19,023	232	28,514	249	27
Collateralized debt obligations	59,394	468	3,231	49	62,625	517	45
Other debt securities	100	0	0	0	100	0	1
Total available-for-sale securities	$153,072	$2,136	$128,783	$2,253	$281,855	$4,389	550
Quality breakdown of available-for-sale securities:
Investment grade	$77,871	$534	$94,217	$807	$172,088	$1,341	124
Non-investment grade	75,201	1,602	34,566	1,446	109,767	3,048	426
Total available-for-sale securities	$153,072	$2,136	$128,783	$2,253	$281,855	$4,389	550

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. Treasury	$129,474	$19	$11,656	$197	$141,130	$216	7
Corporate debt securities	157,300	6,866	86,586	2,688	243,886	9,554	635
Residential mortgage-backed securities	777	6	1,618	26	2,395	32	3
Commercial mortgage-backed securities	17,624	175	16,997	412	34,621	587	30
Collateralized debt obligations	55,246	826	1,248	4	56,494	830	39
Other debt securities	8,213	11	0	0	8,213	11	7
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721
Quality breakdown of available-for-sale securities:
Investment grade	$242,821	$1,295	$98,118	$1,641	$340,939	$2,936	147
Non-investment grade	125,813	6,608	19,987	1,686	145,800	8,294	574
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721

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

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended March 31,
(in thousands)	2019	2018
Fixed maturities (1)	$6,161	$6,110
Equity securities	141	142
Cash equivalents and other	2,465	1,008
Total investment income	8,767	7,260
Less: investment expenses	250	440
Investment income, net of expenses	$8,517	$6,820

(1)	Includes interest earned on note receivable from Erie Family Life Insurance Company of $0.4 million for the three months ended March 31, 2018. The note was repaid in full in December 2018.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Available-for-sale securities:
Gross realized gains	$2,258	$340
Gross realized losses	(340)	(685)
Net realized gains (losses) on available-for-sale securities	1,918	(345)
Equity securities	585	(120)
Net realized investment gains (losses)	$2,503	$(465)

The portion of net unrealized gains and losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Equity securities:
Net gains (losses) recognized during the period	$585	$(120)
Less: net losses recognized on securities sold	0	(34)
Net unrealized gains (losses) recognized on securities held at reporting date	$585	$(86)

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.1 million for the three months ended March 31, 2019. There were no other-than-temporary impairments on available-for-sale securities recognized in earnings for the three months ended March 31, 2018. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through March 31, 2019 are comprised of partnership financial results for the fourth quarter of 2018.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2019. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs. At December 31, 2018 we also owned one real estate limited partnership that did not meet the criteria of an investment company. This partnership prepared audited financial statements on a cost basis. We elected to report this limited partnership under the fair value option, which was based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. This real estate limited partnership was fully liquidated in January 2019.

Equity in losses of limited partnerships by method of accounting were as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Equity in (losses) earnings of limited partnerships - equity method	$(1,147)	$195
Change in fair value of limited partnerships - fair value option	0	(387)
Equity in losses of limited partnerships	$(1,147)	$(192)

The following table summarizes limited partnership investments by sector:

(in thousands)	At March 31, 2019	At December 31, 2018
Private equity	$26,691	$28,271
Mezzanine debt	1,118	1,152
Real estate	2,229	2,192
Real estate - fair value option	0	3,206
Total limited partnership investments	$30,038	$34,821

See also Note 14, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 7.  Leases

Lease assets and liabilities recorded on our Statement of Financial Position were as follows:

(in thousands)	March 31, 2019
Operating lease assets	$28,611

Operating lease liabilities - current	$12,466
Operating lease liabilities - long-term	16,589
Total operating lease liabilities	$29,055

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at March 31, 2019 of $16.2 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three months ended March 31, 2019 were $3.6 million. Of this amount, the Exchange and its subsidiaries reimbursed us $1.5 million, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of March 31, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2019.  Investments with a fair value of $109.4 million were pledged as collateral on the line at March 31, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of March 31, 2019. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at March 31, 2019.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters.

On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $115.0 million were pledged as collateral for the facility and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of March 31, 2019. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2019.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2019	$1,410
2020	1,953
2021	2,040
2022	2,130
2023	2,225
Thereafter	89,782

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

The cost of our pension plans are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Service cost for benefits earned	$8,463	$9,513
Interest cost on benefits obligation	9,827	8,846
Expected return on plan assets	(11,871)	(12,815)
Prior service cost amortization	349	338
Net actuarial loss amortization	1,278	3,202
Pension plan cost (1)	$8,046	$9,084

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2019 and 2018, our effective tax rate is 21.2% and 21.0%, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2019 and the year ended December 31, 2018. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2019 and the year ended December 31, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2019.

During the three months ended March 31, 2019, we purchased 9,725 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 2,304 shares for $0.4 million, or $183.62 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February 2019. The remaining 4,175 shares were purchased at a total cost of $0.7 million, or $175.23 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February and March 2019.

During the year ended December 31, 2018, we purchased 27,120 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $3.2 million. Of this amount, we purchased 5,830 shares for $0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 9,285 shares for $1.1 million, or $122.19 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 12,005 shares were purchased at a total cost of $1.4 million, or $119.28 per share, to fund the rabbi trust for the incentive compensation deferral plan. These shares were delivered in 2018.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694
OCI (loss) before reclassifications	8,774	1,843	6,931	(7,130)	(1,497)	(5,633)
Realized investment (gains) losses	(1,918)	(403)	(1,515)	345	72	273
Impairment losses	78	16	62	0	0	0
Cumulative effect of adopting ASU 2016-01 (1)	—	—	—	(85)	(18)	(67)
OCI (loss)	6,934	1,456	5,478	(6,870)	(1,443)	(5,427)
AOCI (loss), end of period	$(2,235)	$(470)	$(1,765)	$(3,460)	$(727)	$(2,733)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)
Amortization of prior service costs (2)	349	73	276	0	0	0
Amortization of net actuarial loss (2)	1,210	254	956	0	0	0
OCI	1,559	327	1,232	0	0	0
AOCI (loss), end of period	$(154,190)	$(32,381)	$(121,809)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of period	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)
Investment securities	6,934	1,456	5,478	(6,870)	(1,443)	(5,427)
Pension and other postretirement plans	1,559	327	1,232	0	0	0
OCI (loss)	8,493	1,783	6,710	(6,870)	(1,443)	(5,427)
AOCI (loss), end of period	$(156,425)	$(32,851)	$(123,574)	$(204,414)	$(42,928)	$(161,486)

(1)	ASU 2016-01 required a reclassification of unrealized losses of equity securities from AOCI to retained earnings at January 1, 2018.

(2)
Effective January 1, 2019, amounts reclassified from AOCI related to amortization of prior service costs and net actuarial loss were recorded during interim periods. Prior to 2019, amounts reclassified for these items were recorded on an annual basis. These components are included in the computation of net periodic pension cost. See Note 9, "Postretirement Benefits", for additional information.

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its subsidiaries. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its subsidiaries were $456.1 million and $449.9 million at March 31, 2019 and December 31, 2018, respectively.

Note 14.  Commitments and Contingencies

We have contractual commitments to invest up to $9.8 million related to our limited partnership investments at March 31, 2019.  These commitments are split among private equity securities of $4.4 million and mezzanine debt securities of $5.4 million. These commitments will be funded as required by the limited partnership agreements.

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

Note 15.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2018, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2019.

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

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange.

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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2018 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2019	2018	% Change
	(Unaudited)
Operating income	$86,122	$77,567	11.0%
Total investment income	9,795	6,163	58.9
Interest expense, net	449	553	(18.7)
Other income	47	44	7.3
Income before income taxes	95,515	83,221	14.8
Income tax expense	20,204	17,463	15.7
Net income	$75,311	$65,758	14.5%
Net income per share - diluted	$1.44	$1.26	14.5%

Operating income increased in the first quarter of 2019, compared to the first quarter of 2018, as the growth in total operating revenue outpaced the growth in total operating expenses. Management fee revenue for policy issuance and renewal services increased $25.0 million to $431.0 million in the first quarter of 2019, compared to the first quarter of 2018. Management fee revenue for administrative services increased $0.9 million to $14.0 million in the first quarter of 2019, compared to the first quarter of 2018. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2019 and 2018. The direct and affiliated assumed premiums written by the Exchange increased 6.0% to $1.8 billion in the first quarter of 2019, compared to the the first quarter of 2018. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $142.5 million in the first quarter of 2019 and $146.0 million in the first quarter of 2018, but had no net impact on operating income in either period.

Cost of operations for policy issuance and renewal services increased 4.8% in the first quarter of 2019, compared to the first quarter of 2018, primarily due to higher commissions driven by direct written premium growth and technology investments.

Total investment income increased $3.6 million in the first quarter of 2019, compared to the first quarter of 2018. The increase was driven by net realized gains on investments and higher net investment income, somewhat offset by losses generated from limited partnership investments.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities, and allocate our revenues between our performance obligations.

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2019 and 2018.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available. There was no material change to the allocation in 2019.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,784,520	$1,682,794	6.0%
Management fee rate	24.2%	24.2%
Management fee revenue	431,854	407,236	6.0
Change in allowance for management fee returned on cancelled policies (1)	(871)	(1,258)	30.8
Management fee revenue - policy issuance and renewal services, net	$430,983	$405,978	6.2%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,784,520	$1,682,794	6.0%
Management fee rate	0.8%	0.8%
Management fee revenue	14,276	13,462	6.0
Change in contract liability (2)	(310)	(374)	17.1
Change in allowance for management fee returned on cancelled policies (1)	(15)	(14)	(5.8)
Management fee revenue - administrative services, net	13,951	13,074	6.7
Administrative services reimbursement revenue	142,480	145,963	(2.4)
Total revenue from administrative services	$156,431	$159,037	(1.6)%

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
Management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 6.0% to $1.8 billion in the first quarter of 2019, from $1.7 billion in the first quarter of 2018, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.1% in the first quarter of 2019 driven by continuing strong policyholder retention, compared to 3.5% in the first quarter of 2018.  The year-over-year average premium per policy for all lines of business increased 3.5% at March 31, 2019, compared to 2.6% at March 31, 2018.

Premiums generated from new business decreased 2.5% to $212 million in the first quarter of 2019. While year-over-year average premium per policy on new business increased 6.3% at March 31, 2019, new business polices written decreased 7.6% in the first quarter of 2019. Premiums generated from new business increased 7.6% to $217 million in the first quarter of 2018. Underlying this trend in new business premium was a 1.3% increase in new business policies written in the first quarter of 2018 and a year-over-year average premium per policy on new business increase of 4.7% at March 31, 2018. Premiums generated from renewal business increased 7.3% to $1.6 billion in the first quarter of 2019, compared to an increase of 6.9% to $1.5 billion in the first quarter of 2018.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 3.0% at March 31, 2019 and steady policy retention ratios.  Year-over-year average premium per policy increased 2.3% at March 31, 2018.

Personal lines – Total personal lines premiums written increased 6.3% to $1.2 billion in the first quarter of 2019, from $1.1 billion in the first quarter of 2018, driven by an increase of 3.1% in total personal lines policies in force and an increase of 3.2% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 5.6% to $565 million in the first quarter of 2019, from $535 million in the first quarter of 2018, driven by a 2.7% increase in total commercial lines policies in force and a 4.4% increase in the total commercial lines year-over-year average premium per policy.

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

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$430,983	$405,978	6.2%
Service agreement revenue	6,692	7,145	(6.3)
	437,675	413,123	5.9
Cost of policy issuance and renewal services	365,504	348,630	4.8
Operating income - policy issuance and renewal services	$72,171	$64,493	11.9%

Policy issuance and renewal services
We allocate a portion of the management fee, which currently equates to 24.2% of the direct and affiliated assumed premiums written by the Exchange, for providing policy issuance and renewal services. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
	(Unaudited)
Commissions:
Total commissions	$242,982	$234,094	3.8%
Non-commission expense:
Underwriting and policy processing	$38,685	$38,594	0.2%
Information technology	39,430	33,949	16.1
Sales and advertising	12,810	14,772	(13.3)
Customer service	8,316	8,245	0.9
Administrative and other	23,281	18,976	22.7
Total non-commission expense	122,522	114,536	7.0
Total cost of policy issuance and renewal services	$365,504	$348,630	4.8%

Commissions – Commissions increased $8.9 million in the first quarter of 2019 compared to the first quarter of 2018. The increase was driven by the growth in direct and affiliated assumed premiums written by the Exchange of 6.0% in the first quarter of 2019, slightly offset by lower agent incentive costs related to less profitable growth, compared to the first quarter of 2018. The estimated agent incentive payout at March 31, 2019 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2019. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $8.0 million in the first quarter of 2019 compared to the first quarter of 2018. Information technology costs increased $5.5 million primarily due to increased professional fees. Sales and advertising costs decreased $2.0 million primarily due to decreased personnel costs and agent-related costs. Administrative and other expenses increased $4.3 million primarily driven by an increase in long-term incentive plan cost due to an increase in the company stock price during the first quarter of 2019 compared to a decrease in the company stock price during the first quarter of 2018. Personnel costs in all expense categories in the first quarter of 2018 were impacted by additional bonuses awarded to all employees as a result of tax savings realized from the lower corporate income tax rate.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
	(Unaudited)
Management fee revenue - administrative services, net	$13,951	$13,074	6.7%
Administrative services reimbursement revenue	142,480	145,963	(2.4)
Total revenue allocated to administrative services	156,431	159,037	(1.6)
Administrative services expenses
Claims handling services	124,199	128,105	(3.0)
Investment management services	8,783	8,288	6.0
Life management services	9,498	9,570	(0.8)
Operating income - administrative services	$13,951	$13,074	6.7%

Administrative services
We allocate a portion of the management fee, which currently equates to 0.8% of the direct and affiliated assumed premiums written by the Exchange, to the administrative services. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
	(Unaudited)
Net investment income	$8,517	$6,820	24.9%
Net realized investment gains (losses)	2,503	(465)	NM
Net impairment losses recognized in earnings	(78)	0	NM
Equity in losses of limited partnerships	(1,147)	(192)	NM
Total investment income	$9,795	$6,163	58.9%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.  Net investment income increased by $1.7 million in the first quarter of 2019, compared to the first quarter of 2018 primarily due to increased income generated from cash and cash equivalents driven by higher invested balances and rates and an increase in income earned on agent loans due to higher rates and outstanding loan balances.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Securities sold:	(Unaudited)
Fixed maturities	$1,918	$(345)
Equity securities	0	(59)
Equity securities change in fair value (1)	585	(61)
Net realized investment gains (losses) (2)	$2,503	$(465)

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

Net realized gains during the first quarter of 2019 reflected gains from sales of fixed maturity securities and increases in fair value of equity securities, while net realized losses in the first quarter of 2018 reflected losses from sales of fixed maturity and equity securities as well as decreases in fair value of equity securities.

Net impairment losses recognized in earnings
Net impairment losses were $0.1 million for the three months ended March 31, 2019. There were no impairment losses in the first quarter 2018. Impairments were related to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in losses of limited partnerships
The components of equity in losses of limited partnerships are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
	(Unaudited)
Private equity	$(1,195)	$336
Mezzanine debt	(5)	78
Real estate	53	(606)
Equity in losses of limited partnerships	$(1,147)	$(192)

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in losses of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2019 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2018.

Equity in earnings of limited partnerships decreased by $1.0 million in the first quarter of 2019, compared to the first quarter of 2018 primarily due to losses in the private equity sector.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". The last outlook for the financial strength rating, as of June 2018, was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2018, only approximately 12% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.0% to $1.8 billion in the first quarter of 2019 from $1.7 billion in the first quarter of 2018. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $9.0 billion at March 31, 2019, $8.6 billion at December 31, 2018, and $8.8 billion at March 31, 2018. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.2% at March 31, 2019, 90.1% at December 31, 2018, and 89.6% at March 31, 2018.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	March 31, 2019	% to total	December 31, 2018	% to total
	(Unaudited)
Fixed maturities	$674,919	87%	$748,523	88%
Equity securities:
Preferred stock	12,410	2	11,853	1
Limited partnerships:
Private equity	26,691	3	28,271	3
Mezzanine debt	1,118	0	1,152	0
Real estate	2,229	0	5,398	1
Other investments (1)	62,316	8	58,394	7
Total investments	$779,683	100%	$853,591	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $27.5 million, or 4%, of the total fixed maturity portfolio at March 31, 2019.  As part of a rebalancing of our portfolio, we began selling off our municipal bond portfolio and reinvesting the proceeds in U.S. Treasury securities in the fourth quarter of 2018. We intend to liquidate the remaining municipal bond portfolio during the second quarter of 2019.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, amounted to $1.5 million at March 31, 2019, compared to net unrealized losses of $7.0 million at December 31, 2018.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At March 31, 2019
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$0	$14,887	$14,887
Communications	0	1,984	0	3,529	21,603	27,116
Consumer	0	0	1,018	18,727	49,597	69,342
Diversified	0	0	0	0	1,336	1,336
Energy	0	0	0	3,968	15,819	19,787
Financial	0	1,992	13,948	19,625	16,381	51,946
Government-municipal	13,839	8,858	4,755	0	0	27,452
Industrial	0	0	2,492	4,191	22,238	28,921
Structured securities (2)	97,360	28,113	8,024	997	0	134,494
Technology	0	0	0	3,477	13,085	16,562
U.S. Treasury	74,710	205,246	0	0	0	279,956
Utilities	0	0	0	992	2,128	3,120
Total	$185,909	$246,193	$30,237	$55,506	$157,074	$674,919

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Our equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our preferred stock securities by sector:

(in thousands)	At March 31, 2019	At December 31, 2018
	(Unaudited)
Financial	$12,410	$11,853
Total	$12,410	$11,853

Limited partnerships
At March 31, 2019, investments in limited partnerships decreased from the investment levels at December 31, 2018.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2019 reflect the partnership activity experienced in the fourth quarter of 2018.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities.

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2019	2018
	(Unaudited)
Net cash provided by (used in) operating activities	$24,240	$(40,230)
Net cash provided by (used in) investing activities	63,758	(16,739)
Net cash used in financing activities	(42,370)	(39,125)
Net increase (decrease) in cash and cash equivalents	$45,628	$(96,094)

Net cash provided by operating activities was $24.2 million in the first three months of 2019, compared to cash used of $40.2 million in the first three months of 2018.  This change was primarily due to the fact that we had no pension contribution coupled with lower bonuses paid to agents in the first three months of 2019. In 2018, our Board approved an $80 million accelerated pension contribution, of which $40 million was contributed in January 2018. We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Cash paid for agent bonuses decreased $17.9 million in the first three months of 2019, compared to the first three months of 2018, due to less profitable underwriting results.

Net cash provided by investing activities was $63.8 million in the first three months of 2019, compared to cash used of $16.7 million in the first three months of 2018. In the first quarter of 2019, more proceeds were generated from investment activity. The higher proceeds were somewhat offset by higher purchases of available-for-sale securities and fixed asset purchases due to construction in progress related to the home office expansion. Also impacting our future investing activities are limited partnership commitments, which totaled $9.8 million at March 31, 2019, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $4.4 million and mezzanine debt securities was $5.4 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of March 31, 2019, $78.1 million of costs have been incurred related to this project.

Net cash used in financing activities totaled $42.4 million in the first three months of 2019, compared to $39.1 million in the first three months of 2018. The increase in cash used was due to dividends paid to shareholders and principal payments on the senior secured draw term loan credit facility, which commenced January 1, 2019. Dividends paid to shareholders totaled $41.9 million in the first three months of 2019 and $39.1 million in the first three months of 2018. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2019, compared to 2018.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $1.4 million will be paid the remainder of 2019.

There were no repurchases of our Class A nonvoting common stock in the first three months of 2019 and 2018 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2019, based upon trade date.

In the first three months of 2019, we purchased 9,725 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 2,304 shares for $0.4 million, or $183.62 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February 2019. The remaining 4,175 shares were purchased at a total cost of $0.7 million, or $175.23 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February and March 2019.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $312.0 million at March 31, 2019, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $305.8 million at March 31, 2019.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2019. Investments with a fair value of $109.4 million were pledged as collateral on the line at March 31, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of March 31, 2019, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2018 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2019.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2018 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2019.

Although the components of the investment portfolio have changed, there have been no material changes to our reported market risks during the three months ended March 31, 2019.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2019, Plaintiff filed a Motion for Reconsideration of the Court’s ruling dismissing the suit with prejudice. On April 5, 2019, Indemnity and the Directors filed their opposition to the Motion for Reconsideration. The Motion for Reconsideration remains pending.

Indemnity believes it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the Ritz lawsuit. The Directors have advised Indemnity that they intend to vigorously defend against the claims in the Ritz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Ritz lawsuit.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 14, Commitments and Contingencies, of Notes to Financial Statements".

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 21, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2019.

During the quarter ending March 31, 2019, we purchased 9,725 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.5 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 2,304 shares for $0.4 million, or $183.62 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February 2019. The remaining 4,175 shares were purchased at a total cost of $0.7 million, or $175.23 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February and March 2019.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Fifth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated March 29, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	May 2, 2019	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO