Form 10-Q
period 2019-06-30
ERIE INDEMNITY CO
filed 2019-07-25
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___

Commission file number 0-24000

ERIE INDEMNITY COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0466020
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 Erie Insurance Place,	Erie,	Pennsylvania	16530
(Address of principal executive offices)			(Zip Code)

814	870-2000
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock,	stated value $0.0292 per share	ERIE	NASDAQ Stock Market, LLC
(Title of each class)		(Trading Symbol)	(Name of each exchange on which registered)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 12, 2019.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 12, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$480,513	$454,572	$911,496	$860,550
Management fee revenue - administrative services, net	14,195	13,299	28,146	26,373
Administrative services reimbursement revenue	146,095	146,507	288,575	292,470
Service agreement revenue	6,907	7,080	13,599	14,225
Total operating revenue	647,710	621,458	1,241,816	1,193,618

Operating expenses
Cost of operations - policy issuance and renewal services	405,005	379,628	770,509	728,258
Cost of operations - administrative services	146,095	146,507	288,575	292,470
Total operating expenses	551,100	526,135	1,059,084	1,020,728
Operating income	96,610	95,323	182,732	172,890

Investment income
Net investment income	8,030	7,104	16,547	13,924
Net realized investment gains (losses)	1,302	(32)	3,805	(497)
Net impairment losses recognized in earnings	(84)	(646)	(162)	(646)
Equity in earnings (losses) of limited partnerships	404	(219)	(743)	(411)
Total investment income	9,652	6,207	19,447	12,370

Interest expense, net	272	602	721	1,155
Other income	48	58	95	102
Income before income taxes	106,038	100,986	201,553	184,207
Income tax expense	18,284	21,280	38,488	38,743
Net income	$87,754	$79,706	$163,065	$145,464

Net income per share
Class A common stock – basic	$1.88	$1.71	$3.50	$3.12
Class A common stock – diluted	$1.68	$1.52	$3.12	$2.78
Class B common stock – basic	$283	$257	$525	$469
Class B common stock – diluted	$283	$257	$525	$468

Weighted average shares outstanding – Basic
Class A common stock	46,188,994	46,188,705	46,188,668	46,188,309
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,314,700	52,312,849	52,313,371	52,311,741
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.90	$0.84	$1.80	$1.68
Class B common stock	$135.00	$126.00	$270.00	$252.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$87,754	$79,706	$163,065	$145,464

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	2,579	(551)	8,057	(5,978)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,231	0	2,463	0
Total other comprehensive income (loss), net of tax	3,810	(551)	10,520	(5,978)
Comprehensive income	$91,564	$79,155	$173,585	$139,486

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$338,262	$266,417
Available-for-sale securities	61,210	402,339
Receivables from Erie Insurance Exchange and affiliates	483,319	449,873
Prepaid expenses and other current assets	42,300	36,892
Federal income taxes recoverable	7,791	8,162
Accrued investment income	4,365	5,263
Total current assets	937,247	1,168,946

Available-for-sale securities	627,898	346,184
Equity securities	12,445	11,853
Limited partnership investments	30,344	34,821
Fixed assets, net	173,055	130,832
Deferred income taxes, net	19,090	24,101
Other assets	89,568	61,590
Total assets	$1,889,647	$1,778,327

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$267,403	$241,573
Agent bonuses	51,357	103,462
Accounts payable and accrued liabilities	124,794	111,291
Dividends payable	41,913	41,910
Contract liability	35,374	33,854
Deferred executive compensation	12,605	13,107
Current portion of long-term borrowings	1,914	1,870
Total current liabilities	535,360	547,067

Defined benefit pension plans	129,674	116,866
Long-term borrowings	96,860	97,860
Contract liability	18,339	17,873
Deferred executive compensation	13,199	13,075
Other long-term liabilities	32,761	11,914
Total liabilities	826,193	804,655

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,483	16,459
Accumulated other comprehensive loss	(119,764)	(130,284)
Retained earnings	2,310,655	2,231,417
Total contributed capital and retained earnings	2,209,544	2,119,762
Treasury stock, at cost; 22,110,132 shares held	(1,158,300)	(1,157,625)
Deferred compensation	12,210	11,535
Total shareholders’ equity	1,063,454	973,672
Total liabilities and shareholders’ equity	$1,889,647	$1,778,327

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2019 and 2018
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804
Net income					87,754			87,754
Other comprehensive income				3,810				3,810
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(344)			(344)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(443)	443	0
Rabbi trust distribution (2)						922	(922)	0
Balance, June 30, 2019	$1,992	$178	$16,483	$(119,764)	$2,310,655	$(1,158,300)	$12,210	$1,063,454

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (3)					(38,392)			(38,392)
Net income					65,758			65,758
Other comprehensive loss				(5,427)				(5,427)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(320)			(320)
Net purchase of treasury stock (1)			(9)			0		(9)
Deferred compensation						(1,663)	1,663	0
Balance, March 31, 2018	$1,992	$178	$16,461	$(161,486)	$2,129,100	$(1,157,331)	$11,241	$840,155
Net income					79,706			79,706
Other comprehensive loss				(551)				(551)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(321)			(321)
Net purchase of treasury stock (1)			(2)			0		(2)
Deferred compensation						(276)	276	0
Rabbi trust distribution (2)						608	(608)	0
Balance, June 30, 2018	$1,992	$178	$16,459	$(162,037)	$2,169,686	$(1,156,999)	$10,909	$880,188

(1) Net purchases of treasury stock in 2019 and 2018 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.
(2) Distributions of our Class A shares were made from the rabbi trust to retired directors in 2019 and 2018.
(3) Cumulative effect adjustments are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Management fee received	$902,958	$859,694
Administrative services reimbursements received	296,390	298,056
Service agreement fee received	13,599	14,225
Net investment income received	16,799	17,279
Limited partnership distributions	1,292	3,037
Commissions paid to agents	(434,599)	(413,880)
Agents bonuses paid	(108,540)	(126,594)
Salaries and wages paid	(101,765)	(102,601)
Pension contributions and employee benefits paid	(22,085)	(99,334)
General operating expenses paid	(117,915)	(111,381)
Administrative services expenses paid	(291,136)	(295,635)
Income taxes paid	(39,863)	(208)
Interest paid	(719)	(1,065)
Net cash provided by operating activities	114,416	41,593

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(615,384)	(114,848)
Equity securities	0	(1,035)
Limited partnerships	(9)	(215)
Other investments	(124)	0
Proceeds from investments:
Available-for-sale securities sales	430,596	76,387
Available-for-sale securities maturities/calls	261,902	69,674
Equity securities	0	1,157
Limited partnerships	2,450	2,682
Purchase of fixed assets	(34,260)	(18,121)
Distributions on agent loans	(6,947)	(24,440)
Collections on agent loans	3,991	3,106
Net cash provided by (used in) investing activities	42,215	(5,653)

Cash flows from financing activities
Dividends paid to shareholders	(83,824)	(78,235)
Net (payments) proceeds from long-term borrowings	(962)	24,986
Net cash used in financing activities	(84,786)	(53,249)

Net increase (decrease) in cash and cash equivalents	71,845	(17,309)
Cash and cash equivalents, beginning of period	266,417	215,721
Cash and cash equivalents, end of period	$338,262	$198,412

Supplemental disclosure of noncash transactions
Operating lease assets obtained in exchange for new operating lease liabilities	$33,136	$—
Liability incurred to purchase fixed assets	$14,980	$—

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 21, 2019.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our financial assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses which would be limited to the amount by which the fair value is below amortized cost and reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. Our receivables from Erie Insurance Exchange and affiliates are unlikely to have a significant credit loss exposure given the financial strength of the Exchange as demonstrated by its strong surplus position, industry ratings, and historical experience of no credit losses. We currently do not record an allowance for credit losses related to our agent loans as historical default amounts have been insignificant and the majority of the loans are senior secured. Accordingly, when we establish an allowance related to agent loans upon adoption of this guidance, we do not expect it to be material. Our cash equivalents include money market mutual funds comprised of U.S. government securities, therefore a corresponding allowance, if any, would be expected to be immaterial. As a result of our evaluation, we do not expect a material impact on our financial statements.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Management fee revenue - policy issuance and renewal services, net	$480,513	$454,572	$911,496	$860,550

Management fee revenue - administrative services, net	14,195	13,299	28,146	26,373
Administrative services reimbursement revenue	146,095	146,507	288,575	292,470
Total administrative services	$160,290	$159,806	$316,721	$318,843

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2019			2018
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$87,036	46,188,994	$1.88	$79,053	46,188,705	$1.71
Dilutive effect of stock-based awards	0	24,906	—	0	23,344	—
Assumed conversion of Class B shares	718	6,100,800	—	653	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$87,754	52,314,700	$1.68	$79,706	52,312,849	$1.52
Class B – Basic EPS:
Income available to Class B stockholders	$718	2,542	$283	$653	2,542	$257
Class B – Diluted EPS:
Income available to Class B stockholders	$718	2,542	$283	$653	2,542	$257

	Six months ended June 30,
	2019			2018
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$161,730	46,188,668	$3.50	$144,273	46,188,309	$3.12
Dilutive effect of stock-based awards	0	23,903	—	0	22,632	—
Assumed conversion of Class B shares	1,335	6,100,800	—	1,191	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$163,065	52,313,371	$3.12	$145,464	52,311,741	$2.78
Class B – Basic EPS:
Income available to Class B stockholders	$1,335	2,542	$525	$1,191	2,542	$469
Class B – Diluted EPS:
Income available to Class B stockholders	$1,335	2,542	$525	$1,191	2,542	$468

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury (1)	$151,094	$0	$151,094	$0
States & political subdivisions (1)	3,360	0	3,360	0
Corporate debt securities (1)	356,656	0	350,283	6,373
Residential mortgage-backed securities	66,186	0	66,186	0
Commercial mortgage-backed securities	46,142	0	43,591	2,551
Collateralized debt obligations	57,345	0	57,345	0
Other debt securities	8,325	0	8,325	0
Total available-for-sale securities	689,108	0	680,184	8,924
Equity securities:
Nonredeemable preferred stock - financial services sector	12,445	2,003	10,442	0
Total equity securities	12,445	2,003	10,442	0
Total	$701,553	$2,003	$690,626	$8,924

	At December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury (1)	$208,412	$0	$208,412	$0
States & political subdivisions (1)	159,023	0	159,023	0
Corporate debt securities	249,947	0	237,370	12,577
Residential mortgage-backed securities	4,609	0	4,609	0
Commercial mortgage-backed securities	46,515	0	46,515	0
Collateralized debt obligations	64,239	0	64,239	0
Other debt securities	15,778	0	15,778	0
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities:
Nonredeemable preferred stock - financial services sector	11,853	1,809	10,044	0
Total equity securities	11,853	1,809	10,044	0
Other limited partnership investments (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We have currently invested proceeds from these sales primarily in U.S. Treasuries and corporate debt securities.

(2)
The limited partnership investment measured at fair value represents one real estate fund included on the balance sheet as a limited partnership investment reported under the fair value option using the net asset value (NAV) practical expedient, which is not required to be categorized in the fair value hierarchy. The fair value of this investment is based on our proportionate share of the NAV from the most recent partners' capital statements received from the general partner, which is generally one quarter prior to our balance sheet date. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. Liquidation of this fund was completed in January 2019 and a final distribution totaling $3.2 million was received. There were no unfunded commitments related to the investment at December 31, 2018. During the year ended December 31, 2018, no contributions were made and distributions totaling $1.2 million were received from this investment.

The following table presents our fair value measurements on a recurring basis by pricing source:

	At June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Priced via pricing services	$688,958	$0	$680,184	$8,774
Priced via internal modeling	150	0	0	150
Total available-for-sale securities	689,108	0	680,184	8,924
Equity securities priced via pricing services	12,445	2,003	10,442	0
Total	$701,553	$2,003	$690,626	$8,924

Quantitative and Qualitative Disclosures about Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets. Level 3 securities where cost is the best estimate of fair value totaled $0.2 million at June 30, 2019 and are excluded from the table below. When a non-binding broker quote was the only input available, the security was classified within Level 3. The quantitative detail of the unobservable inputs is neither provided nor reasonably available to us and therefore has not been included in the table below. These investments totaled $0.8 million at June 30, 2019 and $12.6 million at December 31, 2018. The weighted average is calculated based on estimated fair value.

	At June 30, 2019
(dollars in thousands)	Fair value	Valuation techniques	Unobservable input	Range (basis points)	Weighted average (basis points)	Impact of increase in input on estimated fair value

Corporate debt securities - bank loans	$6,093	Syndicated loan model	Market residual yield (1)	-130 - +730	+54	Decrease
Commercial mortgage-backed securities	1,866	Relative value pricing model	Credit spread (2)	+44 - +52	+48	Decrease

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

Level 3 Assets – 2019 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2019
Available-for-sale securities:
Corporate debt securities	$11,523	$(20)	$23	$0	$(5,841)	$2,581	$(1,893)	$6,373
Residential mortgage-backed securities	915	4	15	0	(26)	0	(908)	0
Commercial mortgage-backed securities	1,182	15	(8)	0	(1,065)	2,551	(124)	2,551
Total Level 3 available-for-sale securities	$13,620	$(1)	$30	$0	$(6,932)	$5,132	$(2,925)	$8,924

Level 3 Assets – 2019 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$(9)	$291	$734	$(6,272)	$7,394	$(8,342)	$6,373
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	13	(8)	478	(1,065)	3,257	(124)	2,551
Total Level 3 available-for-sale securities	$12,577	$8	$298	$2,133	$(7,369)	$10,651	$(9,374)	$8,924

Level 3 Assets – 2018 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2018
Available-for-sale securities:
Corporate debt securities	$6,309	$10	$(53)	$3,047	$(472)	$5,370	$(3,091)	$11,120
Total Level 3 available-for-sale securities	$6,309	$10	$(53)	$3,047	$(472)	$5,370	$(3,091)	$11,120

Level 3 Assets – 2018 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$1	$(48)	$3,047	$(965)	$7,782	$(6,576)	$11,120
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Total Level 3 available-for-sale securities	$10,079	$1	$(41)	$3,047	$(965)	$7,782	$(8,783)	$11,120

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

The change in unrealized gains or losses included in other comprehensive income related to Level 3 securities held at the reporting date is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Available-for-sale securities:
Corporate debt securities	$(18)	$(53)	$158	$(28)
Commercial mortgage-backed securities	29	—	26	—
Net unrealized gains (losses) on Level 3 securities held at reporting date	$11	$(53)	$184	$(28)

Financial instruments disclosed, but not carried at fair value
The following table presents the carrying values and fair value measurements, which are categorized as Level 3 in the fair value hierarchy, of financial instruments disclosed, but not carried at fair value:

	At June 30, 2019		At December 31, 2018
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans	$60,962	$61,321	$58,006	$54,110
Long-term borrowings	99,038	100,129	99,730	94,057

Note 6.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities. See also Note 5, "Fair Value" for additional fair value disclosures.

	At June 30, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$150,171	$923	$0	$151,094
States & political subdivisions (1)	3,354	6	0	3,360
Corporate debt securities (1)	356,899	1,706	1,949	356,656
Residential mortgage-backed securities	65,910	297	21	66,186
Commercial mortgage-backed securities	45,527	625	10	46,142
Collateralized debt obligations	57,710	16	381	57,345
Other debt securities	8,209	116	0	8,325
Total available-for-sale securities	$687,780	$3,689	$2,361	$689,108

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$208,610	$18	$216	$208,412
States & political subdivisions (1)	157,003	2,020	0	159,023
Corporate debt securities	259,362	139	9,554	249,947
Residential mortgage-backed securities	4,603	38	32	4,609
Commercial mortgage-backed securities	47,022	80	587	46,515
Collateralized debt obligations	65,039	30	830	64,239
Other debt securities	15,756	33	11	15,778
Total available-for-sale securities	$757,395	$2,358	$11,230	$748,523

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing. We have currently invested proceeds from these sales primarily in U.S. Treasuries and corporate debt securities.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2019 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2019
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$62,962	$63,031
Due after one year through five years	358,056	358,508
Due after five years through ten years	127,215	127,364
Due after ten years	139,547	140,205
Total available-for-sale securities	$687,780	$689,108

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At June 30, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
Corporate debt securities	104,809	844	58,666	1,105	163,475	1,949	334
Residential mortgage-backed securities	15,710	21	0	0	15,710	21	2
Commercial mortgage-backed securities	6,965	6	547	4	7,512	10	7
Collateralized debt obligations	40,402	165	14,842	216	55,244	381	41
Total available-for-sale securities	$167,886	$1,036	$74,055	$1,325	$241,941	$2,361	384
Quality breakdown of available-for-sale securities:
Investment grade	$136,432	$296	$59,023	$354	$195,455	$650	111
Non-investment grade	31,454	740	15,032	971	46,486	1,711	273
Total available-for-sale securities	$167,886	$1,036	$74,055	$1,325	$241,941	$2,361	384

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. Treasury	$129,474	$19	$11,656	$197	$141,130	$216	7
Corporate debt securities	157,300	6,866	86,586	2,688	243,886	9,554	635
Residential mortgage-backed securities	777	6	1,618	26	2,395	32	3
Commercial mortgage-backed securities	17,624	175	16,997	412	34,621	587	30
Collateralized debt obligations	55,246	826	1,248	4	56,494	830	39
Other debt securities	8,213	11	0	0	8,213	11	7
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721
Quality breakdown of available-for-sale securities:
Investment grade	$242,821	$1,295	$98,118	$1,641	$340,939	$2,936	147
Non-investment grade	125,813	6,608	19,987	1,686	145,800	8,294	574
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721

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

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Fixed maturities (1)	$5,488	$6,263	$11,649	$12,373
Equity securities	141	142	282	284
Cash equivalents and other	2,660	1,026	5,125	2,034
Total investment income	8,289	7,431	17,056	14,691
Less: investment expenses	259	327	509	767
Investment income, net of expenses	$8,030	$7,104	$16,547	$13,924

(1)
Includes interest earned on note receivable from Erie Family Life Insurance Company of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The note was repaid in full in December 2018.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Available-for-sale securities:
Gross realized gains	$2,062	$235	$4,320	$575
Gross realized losses	(823)	(301)	(1,163)	(986)
Net realized gains (losses) on available-for-sale securities	1,239	(66)	3,157	(411)
Equity securities	63	(68)	648	(188)
Miscellaneous	0	102	0	102
Net realized investment gains (losses)	$1,302	$(32)	$3,805	$(497)

The portion of net unrealized gains and losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Equity securities:
Net gains (losses) recognized during the period	$63	$(68)	$648	$(188)
Less: net losses recognized on securities sold	0	0	0	(34)
Net unrealized gains (losses) recognized on securities held at reporting date	$63	$(68)	$648	$(154)

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.1 million and $0.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. We have the intent to sell all credit-impaired available-for-sale debt securities; therefore, the entire amount of the impairment charges were included in earnings and no impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through June 30, 2019 are comprised of partnership financial results for the fourth quarter of 2018 and first quarter of 2019.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2019. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs. At December 31, 2018 we also owned one real estate limited partnership that did not meet the criteria of an investment company. This partnership prepared audited financial statements on a cost basis. We elected to report this limited partnership under the fair value option, which was based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. This real estate limited partnership was fully liquidated in January 2019.

Equity in earnings (losses) of limited partnerships by method of accounting were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Equity in earnings (losses) of limited partnerships - equity method	$404	$(216)	$(743)	$(21)
Change in fair value of limited partnerships - fair value option	0	(3)	0	(390)
Equity in earnings (losses) of limited partnerships	$404	$(219)	$(743)	$(411)

The following table summarizes limited partnership investments by sector:

(in thousands)	At June 30, 2019	At December 31, 2018
Private equity	$26,793	$28,271
Mezzanine debt	1,053	1,152
Real estate	2,498	2,192
Real estate - fair value option	0	3,206
Total limited partnership investments	$30,344	$34,821

See also Note 14, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 7.  Leases

Lease assets and liabilities recorded on our Statement of Financial Position were as follows:

(in thousands)	June 30, 2019
Operating lease assets	$26,587

Operating lease liabilities - current	$11,736
Operating lease liabilities - long-term	14,539
Total operating lease liabilities	$26,275

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at June 30, 2019 of $14.7 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three and six months ended June 30, 2019 were $3.6 million and $7.2 million, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of June 30, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2019.  Investments with a fair value of $109.3 million were pledged as collateral on the line at June 30, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of June 30, 2019. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at June 30, 2019.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $108.6 million were pledged as collateral for the facility and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of June 30, 2019. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at June 30, 2019.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2019	$946
2020	1,955
2021	2,042
2022	2,132
2023	2,227
Thereafter	89,737

Note 9.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

The cost of our pension plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Service cost for benefits earned	$8,464	$9,513	$16,927	$19,026
Interest cost on benefits obligation	9,826	8,845	19,653	17,691
Expected return on plan assets	(11,871)	(12,814)	(23,742)	(25,629)
Prior service cost amortization	348	338	697	676
Net actuarial loss amortization	1,278	3,202	2,556	6,404
Pension plan cost (1)	$8,045	$9,084	$16,091	$18,168

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended June 30, 2019 and 2018, our effective tax rate was 17.2% and 21.1%, respectively, and for the six months ended June 30, 2019 and 2018, our effective tax rate was 19.1% and 21.0%, respectively. Impacting our effective tax rate in the three and six months ended June 30, 2019, was the settlement of an uncertain tax position. An income tax benefit of $4.1 million was recorded in June 2019, including $1.0 million of related interest expense, which reduced our effective tax rate by 3.8% and 2.0% in the three and six months ended June 30, 2019, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2019 and the year ended December 31, 2018. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2019 and the year ended December 31, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2019.

During the six months ended June 30, 2019, we purchased 11,964 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.0 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 4,465 shares for $0.9 million, or $190.59 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February and May 2019. The remaining 4,253 shares were purchased at a total cost of $0.7 million, or $175.64 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February, March and May 2019.

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

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2019			June 30, 2018
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(2,235)	$(470)	$(1,765)	$(3,460)	$(727)	$(2,733)
OCI (loss) before reclassifications	4,420	928	3,492	(1,409)	(296)	(1,113)
Realized investment (gains) losses	(1,239)	(260)	(979)	66	14	52
Impairment losses	84	18	66	646	136	510
OCI (loss)	3,265	686	2,579	(697)	(146)	(551)
AOCI (loss), end of period	$1,030	$216	$814	$(4,157)	$(873)	$(3,284)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(154,190)	$(32,381)	$(121,809)	$(200,954)	$(42,201)	$(158,753)
Amortization of prior service costs (1)	348	73	275	0	0	0
Amortization of net actuarial loss (1)	1,210	254	956	0	0	0
OCI	1,558	327	1,231	0	0	0
AOCI (loss), end of period	$(152,632)	$(32,054)	$(120,578)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of period	$(156,425)	$(32,851)	$(123,574)	$(204,414)	$(42,928)	$(161,486)
Investment securities	3,265	686	2,579	(697)	(146)	(551)
Pension and other postretirement plans	1,558	327	1,231	0	0	0
OCI (loss)	4,823	1,013	3,810	(697)	(146)	(551)
AOCI (loss), end of period	$(151,602)	$(31,838)	$(119,764)	$(205,111)	$(43,074)	$(162,037)

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694
OCI (loss) before reclassifications	13,194	2,771	10,423	(8,539)	(1,793)	(6,746)
Realized investment (gains) losses	(3,157)	(663)	(2,494)	411	86	325
Impairment losses	162	34	128	646	136	510
Cumulative effect of adopting ASU 2016-01 (2)	—	—	—	(85)	(18)	(67)
OCI (loss)	10,199	2,142	8,057	(7,567)	(1,589)	(5,978)
AOCI (loss), end of period	$1,030	$216	$814	$(4,157)	$(873)	$(3,284)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)
Amortization of prior service costs (1)	697	146	551	0	0	0
Amortization of net actuarial loss (1)	2,420	508	1,912	0	0	0
OCI	3,117	654	2,463	0	0	0
AOCI (loss), end of period	$(152,632)	$(32,054)	$(120,578)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of period	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)
Investment securities	10,199	2,142	8,057	(7,567)	(1,589)	(5,978)
Pension and other postretirement plans	3,117	654	2,463	0	0	0
OCI (loss)	13,316	2,796	10,520	(7,567)	(1,589)	(5,978)
AOCI (loss), end of period	$(151,602)	$(31,838)	$(119,764)	$(205,111)	$(43,074)	$(162,037)

(1)
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

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its affiliates were $483.3 million and $449.9 million at June 30, 2019 and December 31, 2018, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we believe it is unlikely these receivables would have a significant credit loss exposure.

Note 14.  Commitments and Contingencies

We have contractual commitments to invest up to $9.9 million related to our limited partnership investments at June 30, 2019.  These commitments are split among private equity securities of $4.4 million and mezzanine debt securities of $5.5 million. These commitments will be funded as required by the limited partnership agreements.

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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Operating income	$96,610	$95,323	1.3%	$182,732	$172,890	5.7%
Total investment income	9,652	6,207	55.5	19,447	12,370	57.2
Interest expense, net	272	602	(54.9)	721	1,155	(37.6)
Other income	48	58	(17.9)	95	102	(7.1)
Income before income taxes	106,038	100,986	5.0	201,553	184,207	9.4
Income tax expense	18,284	21,280	(14.1)	38,488	38,743	(0.7)
Net income	$87,754	$79,706	10.1%	$163,065	$145,464	12.1%
Net income per share - diluted	$1.68	$1.52	10.1%	$3.12	$2.78	12.1%

Operating income increased in both the second quarter and six months ended June 30, 2019, compared to the same periods in 2018. Management fee revenue for policy issuance and renewal services increased 5.7% and 5.9% in the second quarter and six months ended June 30, 2019, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2019 and 2018. The direct and affiliated assumed premiums written by the Exchange increased 5.6% to $2.0 billion in the second quarter of 2019 and increased 5.8% to $3.8 billion for the six months ended June 30, 2019, compared to the same periods in 2018.

Cost of operations for policy issuance and renewal services increased 6.7% and 5.8% in the second quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher commissions driven by direct written premium growth, personnel costs and technology investments.

Management fee revenue for administrative services increased $0.9 million to $14.2 million in the second quarter of 2019 and increased $1.8 million to $28.1 million for the six months ended June 30, 2019, compared to the same periods in 2018. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $146.1 million in the second quarter of 2019 and $288.6 million for the six months ended June 30, 2019, but had no net impact on operating income in either period.

Total investment income increased $3.4 million and $7.1 million in the second quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in both periods was primarily driven by net realized gains on investments and higher net investment income.

Income tax expense in the second quarter and six months ended June 30, 2019 was impacted by an income tax benefit of approximately $4.1 million as a result of settling an uncertain tax position, which reduced our effective tax rate by 3.8% and 2.0% in the second quarter and six months ended June 30, 2019, respectively.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,993,593	$1,887,999	5.6%	$3,778,113	$3,570,793	5.8%
Management fee rate	24.2%	24.2%		24.2%	24.2%
Management fee revenue	482,449	456,896	5.6	914,303	864,132	5.8
Change in allowance for management fee returned on cancelled policies (1)	(1,936)	(2,324)	16.7	(2,807)	(3,582)	21.6
Management fee revenue - policy issuance and renewal services, net	$480,513	$454,572	5.7%	$911,496	$860,550	5.9%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,993,593	$1,887,999	5.6%	$3,778,113	$3,570,793	5.8%
Management fee rate	0.8%	0.8%		0.8%	0.8%
Management fee revenue	15,949	15,104	5.6	30,225	28,566	5.8
Change in contract liability (2)	(1,742)	(1,791)	2.8	(2,052)	(2,165)	5.2
Change in allowance for management fee returned on cancelled policies (1)	(12)	(14)	12.4	(27)	(28)	3.5
Management fee revenue - administrative services, net	14,195	13,299	6.7	28,146	26,373	6.7
Administrative services reimbursement revenue	146,095	146,507	(0.3)	288,575	292,470	(1.3)
Total revenue from administrative services	$160,290	$159,806	0.3%	$316,721	$318,843	(0.7)%

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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 5.6% to $2.0 billion in the second quarter of 2019, from $1.9 billion in the second quarter of 2018, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 2.7% in the second quarter of 2019 driven by continuing strong policyholder retention, compared to 3.5% in the second quarter of 2018.  The year-over-year average premium per policy for all lines of business increased 3.4% at June 30, 2019, compared to 2.8% at June 30, 2018.
Premiums generated from new business decreased 1.1% to $233 million in the second quarter of 2019. While year-over-year average premium per policy on new business increased 6.4% at June 30, 2019, new business polices written decreased 7.4% in the second quarter of 2019. Premiums generated from new business increased 7.0% to $236 million in the second quarter of 2018. Underlying this trend in new business premium was a 0.1% increase in new business policies written in the second quarter of 2018 and a year-over-year average premium per policy on new business increase of 5.3% at June 30, 2018. Premiums generated from renewal business increased 6.6% to $1.8 billion in the second quarter of 2019, compared to an increase of 6.4% to $1.7 billion in the second quarter of 2018.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.9% at June 30, 2019 and steady policy retention ratios.  Year-over-year average premium per policy increased 2.5% at June 30, 2018.

Personal lines – Total personal lines premiums written increased 5.6% to $1.4 billion in the second quarter of 2019, from $1.3 billion in the second quarter of 2018, driven by an increase of 2.7% in total personal lines policies in force and an increase of 3.1% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 5.6% to $580 million in the second quarter of 2019, from $549 million in the second quarter of 2018, driven by a 2.6% increase in total commercial lines policies in force and a 4.0% increase in the total commercial lines year-over-year average premium per policy.

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

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$480,513	$454,572	5.7%	$911,496	$860,550	5.9%
Service agreement revenue	6,907	7,080	(2.4)	13,599	14,225	(4.4)
	487,420	461,652	5.6	925,095	874,775	5.8
Cost of policy issuance and renewal services	405,005	379,628	6.7	770,509	728,258	5.8
Operating income - policy issuance and renewal services	$82,415	$82,024	0.5%	$154,586	$146,517	5.5%

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

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$273,256	$261,573	4.5%	$516,238	$495,667	4.2%
Non-commission expense: (1)
Underwriting and policy processing	$39,760	$37,813	5.2%	$78,445	$76,407	2.7%
Information technology	40,564	34,381	18.0	79,994	68,330	17.1
Sales and advertising	12,392	12,981	(4.5)	25,202	27,753	(9.2)
Customer service	8,020	6,536	22.7	16,336	14,781	10.5
Administrative and other	31,013	26,344	17.7	54,294	45,320	19.8
Total non-commission expense	131,749	118,055	11.6	254,271	232,591	9.3
Total cost of policy issuance and renewal services	$405,005	$379,628	6.7%	$770,509	$728,258	5.8%

(1)	2018 amounts have been reclassified between categories to conform to the current period presentation.

Commissions – Commissions increased $11.7 million in the second quarter of 2019 and $20.6 million for the six months ended June 30, 2019, compared to the same respective periods in 2018. The increases were primarily driven by the growth in direct and affiliated assumed premiums written by the Exchange of 5.6% in the second quarter of 2019 and 5.8% for the six months ended June 30, 2019, partially offset by lower agent incentive costs related to less profitable growth, compared to the same periods in 2018. The estimated agent incentive payouts at June 30, 2019 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2019. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $13.7 million in the second quarter of 2019 compared to the second quarter of 2018. Information technology costs increased $6.2 million primarily due to increased professional fees. Customer service costs increased $1.5 million primarily due to increased personnel costs. Administrative and other expenses increased $4.7 million primarily driven by an increase in long-term incentive plan cost due to a higher company stock price during the second quarter of 2019 compared to the second quarter of 2018. Personnel costs in all expense categories for the second quarter of 2019 were impacted by additional bonuses awarded to all employees of approximately $1.1 million.

Non-commission expense increased $21.7 million for the six months ended June 30, 2019 compared to the same period in 2018. Information technology costs increased $11.7 million primarily due to increased professional fees. Administrative and other expenses increased $9.0 million primarily driven by an increase in long-term incentive plan cost due to a higher company stock price during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Personnel costs in all expense categories were impacted by additional bonuses awarded to all employees of approximately $1.1 million for the six months ended June 30, 2019 and $4.8 million for the six months ended June 30, 2018.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services, net	$14,195	$13,299	6.7%	$28,146	$26,373	6.7%
Administrative services reimbursement revenue	146,095	146,507	(0.3)	288,575	292,470	(1.3)
Total revenue allocated to administrative services	160,290	159,806	0.3	316,721	318,843	(0.7)
Administrative services expenses
Claims handling services	127,296	127,544	(0.2)	251,495	255,649	(1.6)
Investment management services	8,402	8,485	(1.0)	17,185	16,773	2.5
Life management services	10,397	10,478	(0.8)	19,895	20,048	(0.8)
Operating income - administrative services	$14,195	$13,299	6.7%	$28,146	$26,373	6.7%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Net investment income	$8,030	$7,104	13.0%	$16,547	$13,924	18.8%
Net realized investment gains (losses)	1,302	(32)	NM	3,805	(497)	NM
Net impairment losses recognized in earnings	(84)	(646)	87.1	(162)	(646)	75.0
Equity in earnings (losses) of limited partnerships	404	(219)	NM	(743)	(411)	(80.8)
Total investment income	$9,652	$6,207	55.5%	$19,447	$12,370	57.2%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.  Net investment income increased $0.9 million in the second quarter of 2019 and increased $2.6 million for the six months ended June 30, 2019, compared to the same periods in 2018. The results from both periods were primarily due to increased income generated from cash and cash equivalents and earned on agent loans, both resulting from higher balances and rates. Those earnings were somewhat offset by decreased income on fixed maturities driven by lower average invested balances.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$1,239	$(66)	$3,157	$(411)
Equity securities	0	0	0	(59)
Equity securities change in fair value (1)	63	(68)	648	(129)
Miscellaneous	0	102	0	102
Net realized investment gains (losses) (2)	$1,302	$(32)	$3,805	$(497)

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

Net realized gains during the second quarter and six months ended June 2019 were primarily driven by gains from sales of fixed maturity securities. Net realized losses during the second quarter and six months ended June 2018, while driven by sales activity and market value adjustments, were offset somewhat by miscellaneous gains.

Net impairment losses recognized in earnings
Net impairment losses were $0.1 million and $0.6 million in the second quarters of 2019 and 2018, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. Impairments in all periods included securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. The 2018 periods also included securities in an unrealized loss position with intent to sell prior to expected recovery of our amortized cost basis.

Equity in earnings (losses) of limited partnerships
The components of equity in earnings (losses) of limited partnerships are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Private equity	$187	$(270)	$(1,008)	66
Mezzanine debt	(51)	27	(56)	105
Real estate	268	24	321	(582)
Equity in earnings (losses) of limited partnerships	$404	$(219)	$(743)	(411)

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2019 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2018 and the first quarter of 2019.

Limited partnership investments generated gains of $0.4 million and losses of $0.2 million in the second quarters of 2019 and 2018, respectively, and losses of $0.7 million and $0.4 million in the six months ended June 30, 2019 and 2018, respectively. The real estate and private equity sectors generated higher earnings in the second quarter of 2019 compared to the second quarter of 2018. Losses generated for the six months ended June 2019 were primarily in the private equity sector, partially offset by earnings from real estate investments while losses for the six months ended June 2018 were primarily in the real estate sector.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". On June 24, 2019, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2018, only approximately 12% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 5.8% to
$3.8 billion for the six months ended June 30, 2019 from $3.6 billion for the six months ended June 30, 2018. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.0 billion at June 30, 2019, $8.6 billion at December 31, 2018, and $8.8 billion at June 30, 2018. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.2% at June 30, 2019, 90.1% at December 31, 2018, and 89.8% at June 30, 2018.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	June 30, 2019	% to total	December 31, 2018	% to total
	(Unaudited)
Fixed maturities	$689,108	87%	$748,523	88%
Equity securities:
Preferred stock	12,445	2	11,853	1
Limited partnerships:
Private equity	26,793	3	28,271	3
Mezzanine debt	1,053	0	1,152	0
Real estate	2,498	0	5,398	1
Other investments (1)	61,478	8	58,394	7
Total investments	$793,375	100%	$853,591	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

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

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with current impairment guidance for available-for-sale debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  As part of a rebalancing of our portfolio, we began selling off our municipal bond portfolio in the fourth quarter of 2018. The proceeds were reinvested in U.S. Treasury and corporate debt securities.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $1.0 million at June 30, 2019, compared to net unrealized losses of $7.0 million at December 31, 2018.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At June 30, 2019
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$0	$3,042	$7,790	$10,832
Communications	0	4,995	0	8,650	16,629	30,274
Consumer	0	3,096	10,264	44,387	28,815	86,562
Diversified	0	0	0	1,048	463	1,511
Energy	0	0	5,126	8,215	9,814	23,155
Financial	0	4,087	52,454	64,853	7,692	129,086
Government-municipal	359	3,001	0	0	0	3,360
Industrial	0	0	998	13,284	15,590	29,872
Structured securities (2)	75,864	92,057	8,806	1,271	0	177,998
Technology	0	2,996	6,163	12,673	7,379	29,211
U.S. Treasury	0	151,094	0	0	0	151,094
Utilities	0	0	2,740	11,155	2,258	16,153
Total	$76,223	$261,326	$86,551	$168,578	$96,430	$689,108

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations. All nonredeemable preferred stock was invested in the financial sector at both June 30, 2019 and December 31, 2018.

Limited partnerships
Investments in limited partnerships have decreased from December 31, 2018 to June 30, 2019.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to continue to decrease over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2019 reflect the partnership activity experienced in the fourth quarter of 2018 and the first quarter of 2019.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2019	2018
	(Unaudited)
Net cash provided by operating activities	$114,416	$41,593
Net cash provided by (used in) investing activities	42,215	(5,653)
Net cash used in financing activities	(84,786)	(53,249)
Net increase (decrease) in cash and cash equivalents	$71,845	$(17,309)

Net cash provided by operating activities was $114.4 million in the first six months of 2019, compared to $41.6 million in the first six months of 2018.  This change was primarily due to the fact that we had no pension contribution coupled with lower bonuses paid to agents in the first six months of 2019. In 2018, our Board approved an $80 million accelerated pension contribution, of which $40 million was contributed in January 2018 and $40 million in April 2018. We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Cash paid for agent bonuses decreased $18.1 million in the first six months of 2019, compared to the first six months of 2018, due to less profitable underwriting results.

Net cash provided by investing activities was $42.2 million in the first six months of 2019, compared to cash used of $5.7 million in the first six months of 2018. In the first six months of 2019, more proceeds were generated from investment activity. The higher proceeds were somewhat offset by higher purchases of available-for-sale securities and fixed asset purchases due to construction in progress related to the home office expansion. Also impacting our future investing activities are limited partnership commitments, which totaled $9.9 million at June 30, 2019, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $4.4 million and mezzanine debt securities was $5.5 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of June 30, 2019, $71.6 million of costs have been paid related to this project.

Net cash used in financing activities totaled $84.8 million in the first six months of 2019, compared to $53.2 million in the first six months of 2018. The increase in cash used was due to dividends paid to shareholders and principal payments on the senior secured draw term loan credit facility, which commenced January 1, 2019. Dividends paid to shareholders totaled $83.8 million in the first six months of 2019 and $78.2 million in the first six months of 2018. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2019, compared to 2018.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $0.9 million will be paid during the remainder of 2019. Financing activities in the first six months of 2018 were impacted by the final $25 million draw on the senior secured draw term loan credit facility.

There were no repurchases of our Class A nonvoting common stock in the first six months of 2019 and 2018 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2019, based upon trade date.

In the first six months of 2019, we purchased 11,964 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.0 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 4,465 shares for $0.9 million, or $190.59 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February and May 2019. The remaining 4,253 shares were purchased at a total cost of $0.7 million, or $175.64 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February, March and May 2019.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $338.3 million at June 30, 2019, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $387.3 million at June 30, 2019.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2019, a total of $99.1 million remains available under the facility due to
$0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2019. Investments with a fair value of $109.3 million were pledged as collateral on the line at June 30, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of June 30, 2019, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 other than a $36.1 million contract for software, services and maintenance that was executed in June 2019 that will be paid over the contract term of three years. This contract will be included in "Other commitments" in the Contractual Obligations table.

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

Although the components of the investment portfolio have changed, there have been no material changes to our reported market risks during the six months ended June 30, 2019.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2019, Plaintiff filed a Motion for Reconsideration of the Court’s ruling dismissing the suit with prejudice. On April 5, 2019, Indemnity and the Directors filed their opposition to the Motion for Reconsideration. The Motion for Reconsideration was denied on May 13, 2019. Plaintiff declined to appeal the dismissal of the Ritz lawsuit.

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

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending June 30, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2019.

During the quarter ending June 30, 2019, we purchased 2,239 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.4 million, or $198.01 per share, to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. The shares were transferred to the rabbi trust in May 2019.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	First Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated July 1, 2019.

10.2*	Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 25, 2019	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO