Form 10-Q
period 2019-09-30
ERIE INDEMNITY CO
filed 2019-10-25
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 11, 2019.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 11, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$474,427	$451,361	$1,385,923	$1,311,911
Management fee revenue - administrative services, net	14,430	13,521	42,576	39,894
Administrative services reimbursement revenue	142,730	140,172	431,305	432,642
Service agreement revenue	7,155	7,072	20,754	21,297
Total operating revenue	638,742	612,126	1,880,558	1,805,744

Operating expenses
Cost of operations - policy issuance and renewal services	390,105	375,259	1,160,614	1,103,517
Cost of operations - administrative services	142,730	140,172	431,305	432,642
Total operating expenses	532,835	515,431	1,591,919	1,536,159
Operating income	105,907	96,695	288,639	269,585

Investment income
Net investment income	8,652	7,659	25,199	21,583
Net realized investment gains (losses)	1,696	0	5,501	(497)
Net impairment losses recognized in earnings	(31)	0	(193)	(646)
Equity in earnings of limited partnerships	3,289	772	2,546	361
Total investment income	13,606	8,431	33,053	20,801

Interest expense, net	111	709	832	1,864
Other income	100	54	195	156
Income before income taxes	119,502	104,471	321,055	288,678
Income tax expense	25,333	24,025	63,821	62,768
Net income	$94,169	$80,446	$257,234	$225,910

Net income per share
Class A common stock – basic	$2.02	$1.73	$5.52	$4.85
Class A common stock – diluted	$1.80	$1.54	$4.92	$4.32
Class B common stock – basic	$303	$259	$829	$728
Class B common stock – diluted	$303	$259	$828	$727

Weighted average shares outstanding – Basic
Class A common stock	46,189,006	46,188,941	46,188,767	46,188,522
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,325,125	52,317,438	52,317,275	52,313,642
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.90	$0.84	$2.70	$2.52
Class B common stock	$135.00	$126.00	$405.00	$378.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$94,169	$80,446	$257,234	$225,910

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	2,330	(492)	10,387	(6,470)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,231	0	3,694	0
Total other comprehensive income (loss), net of tax	3,561	(492)	14,081	(6,470)
Comprehensive income	$97,730	$79,954	$271,315	$219,440

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$344,872	$266,417
Available-for-sale securities	32,984	402,339
Receivables from Erie Insurance Exchange and affiliates	497,985	449,873
Prepaid expenses and other current assets	47,712	36,892
Federal income taxes recoverable	6,075	8,162
Accrued investment income	5,267	5,263
Total current assets	934,895	1,168,946

Available-for-sale securities	647,649	346,184
Equity securities	55,052	11,853
Limited partnership investments	32,171	34,821
Fixed assets, net	194,170	130,832
Deferred income taxes, net	15,505	24,101
Other assets	95,138	61,590
Total assets	$1,974,580	$1,778,327

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$272,932	$241,573
Agent bonuses	73,921	103,462
Accounts payable and accrued liabilities	131,453	111,291
Dividends payable	41,913	41,910
Contract liability	36,318	33,854
Deferred executive compensation	10,328	13,107
Current portion of long-term borrowings	1,959	1,870
Total current liabilities	568,824	547,067

Defined benefit pension plans	136,078	116,866
Long-term borrowings	96,346	97,860
Contract liability	18,648	17,873
Deferred executive compensation	13,017	13,075
Other long-term liabilities	22,396	11,914
Total liabilities	855,309	804,655

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,483	16,459
Accumulated other comprehensive loss	(116,203)	(130,284)
Retained earnings	2,362,911	2,231,417
Total contributed capital and retained earnings	2,265,361	2,119,762
Treasury stock, at cost; 22,110,132 shares held	(1,158,620)	(1,157,625)
Deferred compensation	12,530	11,535
Total shareholders’ equity	1,119,271	973,672
Total liabilities and shareholders’ equity	$1,974,580	$1,778,327

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2019
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804
Net income					87,754			87,754
Other comprehensive income				3,810				3,810
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(344)			(344)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(443)	443	0
Rabbi trust distribution (2)						922	(922)	0
Balance, June 30, 2019	$1,992	$178	$16,483	$(119,764)	$2,310,655	$(1,158,300)	$12,210	$1,063,454
Net income					94,169			94,169
Other comprehensive income				3,561				3,561
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(320)	320	0
Balance, September 30, 2019	$1,992	$178	$16,483	$(116,203)	$2,362,911	$(1,158,620)	$12,530	$1,119,271

(1) Net purchases of treasury stock in 2019 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.
(2) Distributions of our Class A shares were made from the rabbi trust to a retired director in 2019.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2018
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (1)					(38,392)			(38,392)
Net income					65,758			65,758
Other comprehensive loss				(5,427)				(5,427)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(320)			(320)
Net purchase of treasury stock (2)			(9)			0		(9)
Deferred compensation						(1,663)	1,663	0
Balance, March 31, 2018	$1,992	$178	$16,461	$(161,486)	$2,129,100	$(1,157,331)	$11,241	$840,155
Net income					79,706			79,706
Other comprehensive loss				(551)				(551)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(321)			(321)
Net purchase of treasury stock (2)			(2)			0		(2)
Deferred compensation						(276)	276	0
Rabbi trust distribution (3)						608	(608)	0
Balance, June 30, 2018	$1,992	$178	$16,459	$(162,037)	$2,169,686	$(1,156,999)	$10,909	$880,188
Net income					80,446			80,446
Other comprehensive loss				(492)				(492)
Dividends declared:
Class A $0.84 per share					(38,799)			(38,799)
Class B $126.00 per share					(320)			(320)
Net purchase of treasury stock (2)			0			0		0
Deferred compensation						(311)	311	0
Balance, September 30, 2018	$1,992	$178	$16,459	$(162,529)	$2,211,013	$(1,157,310)	$11,220	$921,023

(1) Cumulative effect adjustments are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018.
(2) Net purchases of treasury stock in 2018 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.
(3) Distributions of our Class A shares were made from the rabbi trust to a retired director in 2018.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Management fee received	$1,387,877	$1,309,769
Administrative services reimbursements received	420,697	428,071
Service agreement fee received	20,754	21,297
Net investment income received	25,461	26,625
Limited partnership distributions	1,596	6,008
Commissions paid to agents	(669,618)	(639,574)
Agents bonuses paid	(112,262)	(130,657)
Salaries and wages paid	(138,279)	(136,868)
Pension contributions and employee benefits paid	(31,926)	(106,718)
General operating expenses paid	(179,799)	(144,759)
Administrative services expenses paid	(424,919)	(427,852)
Income taxes paid	(60,863)	(29,208)
Interest paid	(853)	(1,820)
Net cash provided by operating activities	237,866	174,314

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(852,886)	(194,773)
Equity securities	(46,536)	(4,087)
Limited partnerships	(20)	(217)
Other investments	(252)	—
Proceeds from investments:
Available-for-sale securities sales	655,519	125,913
Available-for-sale securities maturities/calls	282,846	98,922
Equity securities	4,505	4,159
Limited partnerships	3,600	3,046
Purchase of fixed assets	(68,363)	(48,667)
Agent loan distributions	(16,458)	(41,767)
Agent loan repayments	5,804	4,496
Net cash used in investing activities	(32,241)	(52,975)

Cash flows from financing activities
Dividends paid to shareholders	(125,737)	(117,355)
Net (payments) proceeds from long-term borrowings	(1,433)	24,983
Net cash used in financing activities	(127,170)	(92,372)

Net increase in cash and cash equivalents	78,455	28,967
Cash and cash equivalents, beginning of period	266,417	215,721
Cash and cash equivalents, end of period	$344,872	$244,688

Supplemental disclosure of noncash transactions
Operating lease assets obtained in exchange for new operating lease liabilities	$33,678	$—
Liability incurred to purchase fixed assets	$8,286	$—

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 21, 2019.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We have evaluated the impact of this guidance on our financial assets. Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model. Our available-for-sale debt securities will continue to be monitored for credit losses, which would be limited to the amount by which the fair value is below amortized cost and reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset. Our receivables from Erie Insurance Exchange and affiliates are unlikely to have a significant credit loss exposure given the financial strength of the Exchange as demonstrated by its strong surplus position, industry ratings, and historical experience of no credit losses. We currently do not record an allowance for credit losses related to our agent loans as historical default amounts have been insignificant and the majority of the loans are senior secured. Accordingly, when we establish an allowance related to agent loans upon adoption of this guidance, we do not expect it to be material. Our cash equivalents include money market mutual funds primarily comprised of U.S. government securities. A corresponding allowance, if any, would be expected to be immaterial. As a result of our evaluation, we do not expect a material impact on our financial statements.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Management fee revenue - policy issuance and renewal services, net	$474,427	$451,361	$1,385,923	$1,311,911

Management fee revenue - administrative services, net	14,430	13,521	42,576	39,894
Administrative services reimbursement revenue	142,730	140,172	431,305	432,642
Total administrative services	$157,160	$153,693	$473,881	$472,536

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2019			2018
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$93,398	46,189,006	$2.02	$79,787	46,188,941	$1.73
Dilutive effect of stock-based awards	0	35,319	—	0	27,697	—
Assumed conversion of Class B shares	771	6,100,800	—	659	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$94,169	52,325,125	$1.80	$80,446	52,317,438	$1.54
Class B – Basic EPS:
Income available to Class B stockholders	$771	2,542	$303	$659	2,542	$259
Class B – Diluted EPS:
Income available to Class B stockholders	$770	2,542	$303	$658	2,542	$259

	Nine months ended September 30,
	2019			2018
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$255,128	46,188,767	$5.52	$224,060	46,188,522	$4.85
Dilutive effect of stock-based awards	0	27,708	—	0	24,320	—
Assumed conversion of Class B shares	2,106	6,100,800	—	1,850	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$257,234	52,317,275	$4.92	$225,910	52,313,642	$4.32
Class B – Basic EPS:
Income available to Class B stockholders	$2,106	2,542	$829	$1,850	2,542	$728
Class B – Diluted EPS:
Income available to Class B stockholders	$2,105	2,542	$828	$1,849	2,542	$727

Note 5. Fair Value

Financial instruments carried at fair value
Our available-for-sale debt securities and equity securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale debt securities and equity securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although virtually all of our prices are obtained from third party sources, we also perform an internal pricing review on outliers. The outlier review includes securities with price changes that vary significantly from current market conditions or independent third party price sources. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$434,206	$3,214	$423,934	$7,058
Residential mortgage-backed securities(1)	107,235	0	107,235	0
Commercial mortgage-backed securities(1)	63,182	0	58,475	4,707
Collateralized debt obligations	70,818	0	68,518	2,300
Other debt securities	5,192	0	5,192	0
Total available-for-sale securities	680,633	3,214	663,354	14,065
Equity securities - nonredeemable preferred stock:(1)
Financial services sector	47,753	25,003	22,750	0
Industrial sector	2,842	0	2,842	0
Utilities sector	2,571	521	2,050	0
Energy sector	1,886	0	1,886	0
Total equity securities	55,052	25,524	29,528	0
Total	$735,685	$28,738	$692,882	$14,065

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury (1)	$208,412	$0	$208,412	$0
States & political subdivisions (1)	159,023	0	159,023	0
Corporate debt securities	249,947	0	237,370	12,577
Residential mortgage-backed securities	4,609	0	4,609	0
Commercial mortgage-backed securities	46,515	0	46,515	0
Collateralized debt obligations	64,239	0	64,239	0
Other debt securities	15,778	0	15,778	0
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities - nonredeemable preferred stock:
Financial services sector	11,853	1,809	10,044	0
Total equity securities	11,853	1,809	10,044	0
Other limited partnership investments (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing and invested proceeds in short-term U.S. Treasuries. In 2019, proceeds from selling off the remaining municipal bond portfolio and short-term U.S. Treasuries were reinvested in corporate debt, structured and equity securities.

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

The following table presents our fair value measurements on a recurring basis by pricing source as of:

	September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities priced using:
Pricing services	$677,683	$3,214	$662,854	$11,615
Market comparables/broker quotes	2,800	0	500	2,300
Internal modeling	150	0	0	150
Total available-for-sale securities	680,633	3,214	663,354	14,065
Equity securities priced using pricing services	55,052	25,524	29,528	0
Total	$735,685	$28,738	$692,882	$14,065

Quantitative and Qualitative Disclosures about Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets. Level 3 securities where cost is the best estimate of fair value totaled $0.2 million at September 30, 2019 and are excluded from the table below. When a non-binding broker quote was the only input available, the security was classified within Level 3. The quantitative detail of the unobservable inputs is neither provided nor reasonably available to us and therefore has not been included in the table below. These investments totaled $2.4 million at September 30, 2019 and $12.6 million at December 31, 2018. The weighted average is calculated based on estimated fair value.

	September 30, 2019
(dollars in thousands)	Fair value	Valuation techniques	Unobservable input	Range (basis points)	Weighted average (basis points)	Impact of increase in input on estimated fair value

Corporate debt securities - bank loans	$6,827	Syndicated loan model	Market residual yield (1)	-536 - +1290	+87	Decrease
Commercial mortgage-backed securities	4,707	Relative value pricing model	Credit spread (2)	+35 - +83	+57	Decrease

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

Level 3 Assets – 2019 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2019
Available-for-sale securities:
Corporate debt securities	$6,373	$16	$(92)	$549	$(507)	$1,850	$(1,131)	$7,058
Commercial mortgage-backed securities	2,551	(6)	2	0	(3)	2,846	(683)	4,707
Collateralized debt obligations	0	0	0	2,300	0	0	0	2,300
Total Level 3 available-for-sale securities	$8,924	$10	$(90)	$2,849	$(510)	$4,696	$(1,814)	$14,065

Level 3 Assets – 2019 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$7	$199	$1,283	$(6,779)	$9,244	$(9,473)	$7,058
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	7	(6)	478	(1,068)	6,103	(807)	4,707
Collateralized debt obligations	0	0	0	2,300	0	0	0	2,300
Total Level 3 available-for-sale securities	$12,577	$18	$208	$4,982	$(7,879)	$15,347	$(11,188)	$14,065

Level 3 Assets – 2018 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2018
Available-for-sale securities:
Corporate debt securities	$11,120	$3	$71	$1,539	$(1,416)	$2,735	$(5,782)	$8,270
Other debt securities	0	0	0	905	0	0	0	905
Total Level 3 available-for-sale securities	$11,120	$3	$71	$2,444	$(1,416)	$2,735	$(5,782)	$9,175

Level 3 Assets – 2018 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$4	$23	$4,586	$(2,381)	$10,517	$(12,358)	$8,270
Collateralized debt obligations	2,200	0	7	0	0	0	(2,207)	0
Other debt securities	0	0	0	905	0	0	0	905
Total Level 3 available-for-sale securities	$10,079	$4	$30	$5,491	$(2,381)	$10,517	$(14,565)	$9,175

(1)	These amounts are reported in the Statements of Operations as net investment income and net realized investment gains (losses) for the each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

The change in unrealized gains or losses included in other comprehensive income related to Level 3 securities held at the reporting date is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Available-for-sale securities:
Corporate debt securities	$(100)	$66	$112	$38
Commercial mortgage-backed securities	7	—	132	—
Other debt securities	—	0	—	0
Net unrealized (losses) gains on Level 3 securities held at reporting date	$(93)	$66	$244	$38

Financial instruments disclosed, but not carried at fair value
The following table presents the carrying values and fair value measurements, which are categorized as Level 3 in the fair value hierarchy, of financial instruments disclosed, but not carried at fair value as of:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans	$68,660	$69,194	$58,006	$54,110
Long-term borrowings	98,568	107,169	99,730	94,057

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value of our available-for-sale securities as of:

	September 30, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$431,800	$4,437	$2,031	$434,206
Residential mortgage-backed securities(1)	106,401	889	55	107,235
Commercial mortgage-backed securities(1)	61,940	1,263	21	63,182
Collateralized debt obligations	71,087	20	289	70,818
Other debt securities	5,108	92	8	5,192
Total available-for-sale securities	$676,336	$6,701	$2,404	$680,633

	December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. Treasury (1)	$208,610	$18	$216	$208,412
States & political subdivisions (1)	157,003	2,020	0	159,023
Corporate debt securities	259,362	139	9,554	249,947
Residential mortgage-backed securities	4,603	38	32	4,609
Commercial mortgage-backed securities	47,022	80	587	46,515
Collateralized debt obligations	65,039	30	830	64,239
Other debt securities	15,756	33	11	15,778
Total available-for-sale securities	$757,395	$2,358	$11,230	$748,523

(1)
In the fourth quarter of 2018, we began selling off our municipal bonds as part of a portfolio rebalancing and invested proceeds in short-term U.S. Treasuries. In 2019, proceeds from selling off the remaining municipal bond portfolio and short-term U.S. Treasuries were reinvested in corporate debt, structured, and equity securities.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2019 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$32,875	$32,842
Due after one year through five years	307,299	308,682
Due after five years through ten years	128,109	129,071
Due after ten years	208,053	210,038
Total available-for-sale securities	$676,336	$680,633

The following table presents available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
Corporate debt securities	$39,871	$852	$30,518	$1,179	$70,389	$2,031	229
Residential mortgage-backed securities	20,440	55	0	0	20,440	55	7
Commercial mortgage-backed securities	7,325	19	538	2	7,863	21	10
Collateralized debt obligations	39,202	84	25,284	205	64,486	289	47
Other debt securities	1,581	8	0	0	1,581	8	1
Total available-for-sale securities	$108,419	$1,018	$56,340	$1,386	$164,759	$2,404	294
Quality breakdown of available-for-sale securities:
Investment grade	$80,157	$176	$46,355	$255	$126,512	$431	85
Non-investment grade	28,262	842	9,985	1,131	38,247	1,973	209
Total available-for-sale securities	$108,419	$1,018	$56,340	$1,386	$164,759	$2,404	294

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
U.S. Treasury	$129,474	$19	$11,656	$197	$141,130	$216	7
Corporate debt securities	157,300	6,866	86,586	2,688	243,886	9,554	635
Residential mortgage-backed securities	777	6	1,618	26	2,395	32	3
Commercial mortgage-backed securities	17,624	175	16,997	412	34,621	587	30
Collateralized debt obligations	55,246	826	1,248	4	56,494	830	39
Other debt securities	8,213	11	0	0	8,213	11	7
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721
Quality breakdown of available-for-sale securities:
Investment grade	$242,821	$1,295	$98,118	$1,641	$340,939	$2,936	147
Non-investment grade	125,813	6,608	19,987	1,686	145,800	8,294	574
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721

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

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Fixed maturities (1)	$5,449	$6,243	$17,098	$18,616
Equity securities	452	203	734	487
Cash equivalents and other	2,900	1,484	8,025	3,518
Total investment income	8,801	7,930	25,857	22,621
Less: investment expenses	149	271	658	1,038
Investment income, net of expenses	$8,652	$7,659	$25,199	$21,583

(1)
Includes interest earned on note receivable from Erie Family Life Insurance Company of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively. The note was repaid in full in December 2018.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Available-for-sale securities:
Gross realized gains	$1,320	$525	$5,640	$1,100
Gross realized losses	(248)	(526)	(1,411)	(1,512)
Net realized gains (losses) on available-for-sale securities	1,072	(1)	4,229	(412)
Equity securities	624	(1)	1,272	(189)
Miscellaneous	0	2	0	104
Net realized investment gains (losses)	$1,696	$0	$5,501	$(497)

The portion of net unrealized gains and losses recognized during the reporting period, related to equity securities still held at the reporting date, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Equity securities:
Net gains (losses) recognized during the period	$624	$(1)	$1,272	$(189)
Less: net gains (losses) recognized on securities sold	47	(52)	47	(86)
Net unrealized gains (losses) recognized on securities held at reporting date	$577	$51	$1,225	$(103)

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $31 thousand for the quarter ended September 30, 2019 and there were no impairment losses for the quarter ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.2 million and $0.6 million, respectively. We have the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges were included in earnings and no impairments were recognized in other comprehensive income.

Limited partnerships
The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting and are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through September 30, 2019 are comprised of partnership financial results for the fourth quarter of 2018 and first two quarters of 2019.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2019. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs. At December 31, 2018 we also owned one real estate limited partnership that did not meet the criteria of an investment company. This partnership prepared audited financial statements on a cost basis. We elected to report this limited partnership under the fair value option, which was based on the NAV from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method. This real estate limited partnership was fully liquidated in January 2019.

Equity in earnings of limited partnerships by method of accounting were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Equity in earnings of limited partnerships - equity method	$3,289	$645	$2,546	$624
Change in fair value of limited partnerships - fair value option	0	127	0	(263)
Equity in earnings of limited partnerships	$3,289	$772	$2,546	$361

The following table summarizes limited partnership investments by sector as of:

(in thousands)	September 30, 2019	December 31, 2018
Private equity	$29,938	$28,271
Mezzanine debt	900	1,152
Real estate	1,333	2,192
Real estate - fair value option	0	3,206
Total limited partnership investments	$32,171	$34,821

See also Note 14, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 7.  Leases

Lease assets and liabilities recorded on our Statement of Financial Position as of:

(in thousands)	September 30, 2019	December 31, 2018
Operating lease assets	$23,841	$—

Operating lease liabilities - current	$11,366	$—
Operating lease liabilities - long-term	12,129	—
Total operating lease liabilities	$23,495	$—

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at September 30, 2019 of $13.3 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three and nine months ended September 30, 2019 were $3.5 million and $10.7 million, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $1.5 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of September 30, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2019.  Investments with a fair value of $109.8 million were pledged as collateral on the line at September 30, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of September 30, 2019. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at September 30, 2019.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $112.0 million were pledged as collateral for the facility and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position as of September 30, 2019. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at September 30, 2019.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2019	$512
2020	1,980
2021	2,020
2022	2,110
2023	2,227
Thereafter	89,719

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

The cost of our pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Service cost for benefits earned	$8,463	$9,513	$25,390	$28,539
Interest cost on benefits obligation	9,827	8,845	29,480	26,536
Expected return on plan assets	(11,872)	(12,815)	(35,614)	(38,444)
Prior service cost amortization	349	339	1,046	1,015
Net actuarial loss amortization	1,279	3,202	3,835	9,606
Pension plan cost (1)	$8,046	$9,084	$24,137	$27,252

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2019 and 2018, our effective tax rate was 21.2% and 23.0%, respectively, and for the nine months ended September 30, 2019 and 2018, our effective tax rate was 19.9% and 21.7%, respectively. Impacting our effective tax rate in the nine months ended September 30, 2019, was the settlement of an uncertain tax position. An income tax benefit of $4.1 million was recorded in June 2019, including $1.0 million of related interest expense, which reduced our effective tax rate by 1.3% in the nine months ended September 30, 2019.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2019 and the year ended December 31, 2018. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2019 and the year ended December 31, 2018. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2019.

During the nine months ended September 30, 2019, we purchased 13,399 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.4 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 5,844 shares for $1.2 million, or $198.17 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February, May and August 2019. The remaining 4,309 shares were purchased at a total cost of $0.8 million, or $176.26 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February, March, May and August 2019.

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

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$1,030	$216	$814	$(4,157)	$(873)	$(3,284)
OCI (loss) before reclassifications	3,991	838	3,153	(624)	(131)	(493)
Realized investment (gains) losses	(1,072)	(225)	(847)	1	0	1
Impairment losses	31	7	24	0	0	0
OCI (loss)	2,950	620	2,330	(623)	(131)	(492)
AOCI (loss), end of period	$3,980	$836	$3,144	$(4,780)	$(1,004)	$(3,776)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(152,632)	$(32,054)	$(120,578)	$(200,954)	$(42,201)	$(158,753)
Amortization of prior service costs (1)	349	74	275	0	0	0
Amortization of net actuarial loss (1)	1,210	254	956	0	0	0
OCI	1,559	328	1,231	0	0	0
AOCI (loss), end of period	$(151,073)	$(31,726)	$(119,347)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of period	$(151,602)	$(31,838)	$(119,764)	$(205,111)	$(43,074)	$(162,037)
Investment securities	2,950	620	2,330	(623)	(131)	(492)
Pension and other postretirement plans	1,559	328	1,231	0	0	0
OCI (loss)	4,509	948	3,561	(623)	(131)	(492)
AOCI (loss), end of period	$(147,093)	$(30,890)	$(116,203)	$(205,734)	$(43,205)	$(162,529)

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694
OCI (loss) before reclassifications	17,185	3,609	13,576	(9,163)	(1,924)	(7,239)
Realized investment (gains) losses	(4,229)	(888)	(3,341)	412	86	326
Impairment losses	193	41	152	646	136	510
Cumulative effect of adopting ASU 2016-01 (2)	—	—	—	(85)	(18)	(67)
OCI (loss)	13,149	2,762	10,387	(8,190)	(1,720)	(6,470)
AOCI (loss), end of period	$3,980	$836	$3,144	$(4,780)	$(1,004)	$(3,776)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)
Amortization of prior service costs (1)	1,046	220	826	0	0	0
Amortization of net actuarial loss (1)	3,630	762	2,868	0	0	0
OCI	4,676	982	3,694	0	0	0
AOCI (loss), end of period	$(151,073)	$(31,726)	$(119,347)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of period	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)
Investment securities	13,149	2,762	10,387	(8,190)	(1,720)	(6,470)
Pension and other postretirement plans	4,676	982	3,694	0	0	0
OCI (loss)	17,825	3,744	14,081	(8,190)	(1,720)	(6,470)
AOCI (loss), end of period	$(147,093)	$(30,890)	$(116,203)	$(205,734)	$(43,205)	$(162,529)

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

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its affiliates were $498.0 million and $449.9 million at September 30, 2019 and December 31, 2018, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we believe it is unlikely these receivables would have a significant credit loss exposure.

Note 14.  Commitments and Contingencies

We have contractual commitments to invest up to $9.8 million related to our limited partnership investments at September 30, 2019.  These commitments are split among private equity securities of $4.4 million and mezzanine debt securities of $5.4 million. These commitments will be funded as required by the limited partnership agreements.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Operating income	$105,907	$96,695	9.5%	$288,639	$269,585	7.1%
Total investment income	13,606	8,431	61.4	33,053	20,801	58.9
Interest expense, net	111	709	(84.3)	832	1,864	(55.4)
Other income	100	54	86.1	195	156	25.2
Income before income taxes	119,502	104,471	14.4	321,055	288,678	11.2
Income tax expense	25,333	24,025	5.4	63,821	62,768	1.7
Net income	$94,169	$80,446	17.1%	$257,234	$225,910	13.9%
Net income per share - diluted	$1.80	$1.54	17.0%	$4.92	$4.32	13.9%

Operating income increased in both the third quarter and nine months ended September 30, 2019, compared to the same periods in 2018. Management fee revenue for policy issuance and renewal services increased 5.1% and 5.6% in the third quarter and nine months ended September 30, 2019, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2019 and 2018. The direct and affiliated assumed premiums written by the Exchange increased 5.2% to $2.0 billion in the third quarter of 2019 and increased 5.6% to $5.7 billion for the nine months ended September 30, 2019, compared to the same periods in 2018.

Cost of operations for policy issuance and renewal services increased 4.0% and 5.2% in the third quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher commissions driven by direct written premium growth and technology investments in both periods, as well as higher personnel costs in the nine months ended September 30, 2019.

Management fee revenue for administrative services increased $0.9 million to $14.4 million in the third quarter of 2019 and increased $2.7 million to $42.6 million for the nine months ended September 30, 2019, compared to the same periods in 2018. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $142.7 million in the third quarter of 2019 and $431.3 million for the nine months ended September 30, 2019, but had no net impact on operating income in either period.

Total investment income increased $5.2 million in the third quarter of 2019 compared to the same period in 2018, primarily driven by higher equity in earnings of limited partnerships and net realized gains. Total investment income increased $12.3 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily driven by net realized gains and higher net investment income.

Income tax expense increased $1.3 million in the third quarter and $1.1 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Income tax expense for the nine months ended September 30, 2019 was impacted by an income tax benefit of approximately $4.1 million recorded in the second quarter as a result of settling an uncertain tax position, which reduced our effective tax rate by 1.3%.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,960,441	$1,863,927	5.2%	$5,738,554	$5,434,720	5.6%
Management fee rate	24.2%	24.2%		24.2%	24.2%
Management fee revenue	474,427	451,070	5.2	1,388,730	1,315,202	5.6
Change in allowance for management fee returned on cancelled policies (1)	0	291	NM	(2,807)	(3,291)	14.7
Management fee revenue - policy issuance and renewal services, net	$474,427	$451,361	5.1%	$1,385,923	$1,311,911	5.6%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,960,441	$1,863,927	5.2%	$5,738,554	$5,434,720	5.6%
Management fee rate	0.8%	0.8%		0.8%	0.8%
Management fee revenue	15,683	14,912	5.2	45,908	43,478	5.6
Change in contract liability (2)	(1,241)	(1,374)	9.6	(3,293)	(3,539)	6.9
Change in allowance for management fee returned on cancelled policies (1)	(12)	(17)	33.6	(39)	(45)	14.6
Management fee revenue - administrative services, net	14,430	13,521	6.7	42,576	39,894	6.7
Administrative services reimbursement revenue	142,730	140,172	1.8	431,305	432,642	(0.3)
Total revenue from administrative services	$157,160	$153,693	2.3%	$473,881	$472,536	0.3%

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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 5.2% to $2.0 billion in the third quarter of 2019, from $1.9 billion in the third quarter of 2018, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 2.2% in the third quarter of 2019 driven by continuing strong policyholder retention, compared to 3.5% in the third quarter of 2018.  The year-over-year average premium per policy for all lines of business increased 3.4% at September 30, 2019, compared to 3.2% at September 30, 2018.

Premiums generated from new business decreased 3.7% to $221 million in the third quarter of 2019. While year-over-year average premium per policy on new business increased 6.6% at September 30, 2019, new business polices written decreased 8.9% in the third quarter of 2019. Premiums generated from new business increased 3.6% to $230 million in the third quarter of 2018. While year-over-year average premium per policy on new business increased 5.4% at September 30, 2018, new business polices written decreased 1.9% in the third quarter of 2018. Premiums generated from renewal business increased 6.4% to $1.7 billion in the third quarter of 2019, compared to an increase of 7.7% to $1.6 billion in the third quarter of 2018.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.9% at September 30, 2019 and September 30, 2018, respectively, as well as steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 4.4% to $1.4 billion in the third quarter of 2019, from $1.4 billion in the third quarter of 2018, driven by an increase of 2.1% in total personal lines policies in force and an increase of 3.1% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 7.2% to $530 million in the third quarter of 2019, from $494 million in the third quarter of 2018, driven by a 2.5% increase in total commercial lines policies in force and a 4.0% increase in the total commercial lines year-over-year average premium per policy.

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

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$474,427	$451,361	5.1%	$1,385,923	$1,311,911	5.6%
Service agreement revenue	7,155	7,072	1.2	20,754	21,297	(2.5)
	481,582	458,433	5.0	1,406,677	1,333,208	5.5
Cost of policy issuance and renewal services	390,105	375,259	4.0	1,160,614	1,103,517	5.2
Operating income - policy issuance and renewal services	$91,477	$83,174	10.0%	$246,063	$229,691	7.1%

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

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue for the nine months ended 2019 reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$266,983	$256,770	4.0%	$783,221	$752,437	4.1%
Non-commission expense: (1)
Underwriting and policy processing	$37,497	$35,645	5.2%	$115,942	$112,052	3.5%
Information technology	41,891	36,467	14.9	121,885	104,797	16.3
Sales and advertising	12,501	13,226	(5.5)	37,703	40,979	(8.0)
Customer service	8,006	7,041	13.7	24,342	21,822	11.5
Administrative and other	23,227	26,110	(11.0)	77,521	71,430	8.5
Total non-commission expense	123,122	118,489	3.9	377,393	351,080	7.5
Total cost of policy issuance and renewal services	$390,105	$375,259	4.0%	$1,160,614	$1,103,517	5.2%

(1)	2018 amounts have been reclassified between categories to conform to the current period presentation.

Commissions – Commissions increased $10.2 million in the third quarter of 2019 and $30.8 million for the nine months ended September 30, 2019, compared to the same respective periods in 2018. The increases were primarily driven by the growth in direct and affiliated assumed premiums written by the Exchange of 5.2% in the third quarter of 2019 and 5.6% for the nine months ended September 30, 2019, partially offset by lower agent incentive costs related to less profitable growth, compared to the same periods in 2018. The estimated agent incentive payouts at September 30, 2019 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2019. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $4.6 million in the third quarter of 2019 compared to the third quarter of 2018. Underwriting and policy processing expense increased $1.9 million primarily due to underwriting report costs and other policy acquisition costs. Information technology costs increased $5.4 million primarily due to increased professional fees. Customer service costs increased $1.0 million primarily due to increased personnel costs. Administrative and other expenses decreased $2.9 million primarily driven by a decrease in long-term incentive plan cost due to a decrease in the company stock price in the third quarter of 2019. Personnel costs in all expense categories were impacted by lower estimated costs for incentive plans related to underwriting performance.

Non-commission expense increased $26.3 million for the nine months ended September 30, 2019 compared to the same period in 2018. Underwriting and policy processing expense increased $3.9 million primarily due to underwriting report costs and other policy acquisition costs. Information technology costs increased $17.1 million primarily due to increased professional fees. Administrative and other expenses increased $6.1 million primarily driven by an increase in long-term incentive plan cost due to a higher company stock price during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Personnel costs in all expense categories were impacted by additional bonuses awarded to all employees of approximately $1.1 million for the nine months ended September 30, 2019 and $4.8 million for the nine months ended September 30, 2018.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services, net	$14,430	$13,521	6.7%	$42,576	$39,894	6.7%
Administrative services reimbursement revenue	142,730	140,172	1.8	431,305	432,642	(0.3)
Total revenue allocated to administrative services	157,160	153,693	2.3	473,881	472,536	0.3
Administrative services expenses
Claims handling services	124,566	122,205	1.9	376,061	377,854	(0.5)
Investment management services	8,088	7,834	3.3	25,273	24,607	2.7
Life management services	10,076	10,133	(0.6)	29,971	30,181	(0.7)
Operating income - administrative services	$14,430	$13,521	6.7%	$42,576	$39,894	6.7%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
	(Unaudited)			(Unaudited)
Net investment income	$8,652	$7,659	13.0%	$25,199	$21,583	16.8%
Net realized investment gains (losses)	1,696	0	NM	5,501	(497)	NM
Net impairment losses recognized in earnings	(31)	0	NM	(193)	(646)	70.1
Equity in earnings of limited partnerships	3,289	772	NM	2,546	361	NM
Total investment income	$13,606	$8,431	61.4%	$33,053	$20,801	58.9%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.  Net investment income increased $1.0 million in the third quarter of 2019, compared to the third quarter of 2018, primarily due to higher income from cash and cash equivalents reflecting higher rates and balances. Net investment income increased $3.6 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to increased income earned from cash and cash equivalents and agent loans, both resulting from higher balances and rates. Those earnings were somewhat offset by decreased income on fixed maturities driven by lower average invested balances.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$1,072	$(1)	$4,229	$(412)
Equity securities	(37)	(52)	(37)	(111)
Equity securities change in fair value (1)	661	51	1,309	(78)
Miscellaneous	0	2	0	104
Net realized investment gains (losses) (2)	$1,696	$0	$5,501	$(497)

(1)	The fair value of our equity portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 6, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

Net realized investment gains during the third quarter and nine months ended September 30, 2019 were primarily driven by gains from sales of fixed maturity securities and market value adjustments on equity securities. The third quarter of 2018 losses from sales of fixed maturity and equity securities were offset by increases in fair value of equity securities and miscellaneous gains. Net realized investment losses during the nine months ended September 30 2018, while driven by sales activity and equity security market value adjustments, were offset somewhat by miscellaneous gains.

Net impairment losses recognized in earnings
Net impairment losses were $31 thousand in the third quarter of 2019 and there were no impairment losses in the third quarter of 2018. For the nine months ended September 30, 2019 and 2018 net impairment losses were $0.2 million and $0.6 million, respectively. Impairments in all applicable periods included securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. Impairment losses for the nine months ended 2018 also included securities in an unrealized loss position with intent to sell prior to expected recovery of our amortized cost basis.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Private equity	$3,273	$639	$2,265	$705
Mezzanine debt	(65)	125	(121)	230
Real estate	81	8	402	(574)
Equity in earnings of limited partnerships	$3,289	$772	$2,546	$361

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2019 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2018 and the first two quarters of 2019.

Limited partnership investments generated gains of $3.3 million and $0.8 million in the third quarters of 2019 and 2018, respectively, and gains of $2.5 million and $0.4 million in the nine months ended September 30, 2019 and 2018, respectively. The private equity and real estate sectors generated higher earnings in the third quarter and nine months ended September 30, 2019, compared to the same periods in 2018.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 5.6% to
$5.7 billion for the nine months ended September 30, 2019 from $5.4 billion for the nine months ended September 30, 2018. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.1 billion at September 30, 2019, $8.6 billion at December 31, 2018, and $9.1 billion at September 30, 2018. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.1% at September 30, 2019, 90.1% at December 31, 2018, and 89.9% at September 30, 2018.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2019	% to total	December 31, 2018	% to total
	(Unaudited)
Fixed maturities	$680,633	81%	$748,523	88%
Nonredeemable preferred stock	55,052	7	11,853	1
Limited partnerships:
Private equity	29,938	4	28,271	3
Mezzanine debt	900	0	1,152	0
Real estate	1,333	0	5,398	1
Other investments (1)	69,307	8	58,394	7
Total investments	$837,163	100%	$853,591	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

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

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with current impairment guidance for available-for-sale debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of other-than-temporary impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  As part of a rebalancing of our portfolio, we began selling off our municipal bond portfolio in the fourth quarter of 2018. The proceeds were reinvested in corporate debt and structured securities as well as nonredeemable preferred stock equity securities.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $3.4 million at September 30, 2019, compared to net unrealized losses of $7.0 million at December 31, 2018.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of: (1)

	September 30, 2019
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$3,207	$3,062	$7,456	$13,725
Communications	0	5,018	8,407	8,693	20,485	42,603
Consumer	0	3,121	10,321	47,259	31,724	92,425
Diversified	0	0	0	1,055	461	1,516
Energy	0	0	4,577	17,577	9,305	31,459
Financial	0	4,320	60,758	87,481	10,114	162,673
Industrial	0	0	9,269	13,349	14,808	37,426
Structured securities (2)	93,166	138,054	14,056	1,151	0	246,427
Technology	0	3,022	8,229	12,772	7,349	31,372
Utilities	0	0	2,745	12,303	5,959	21,007
Total	$93,166	$153,535	$121,569	$204,702	$107,661	$680,633

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Equity securities consist of nonredeemable preferred stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our nonredeemable preferred stock securities by sector as of:

(in thousands)	September 30, 2019	December 31, 2018
	(Unaudited)
Energy	$1,886	$—
Financial	47,753	11,853
Industrial	2,842	—
Utilities	2,571	—
Total	$55,052	$11,853

Limited partnerships
Investments in limited partnerships have decreased $2.6 million from December 31, 2018 to September 30, 2019.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to continue to decrease over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during 2019 reflect the partnership activity experienced in the fourth quarter of 2018 and the first two quarters of 2019.

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

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2019	2018
	(Unaudited)
Net cash provided by operating activities	$237,866	$174,314
Net cash used in investing activities	(32,241)	(52,975)
Net cash used in financing activities	(127,170)	(92,372)
Net increase in cash and cash equivalents	$78,455	$28,967

Net cash provided by operating activities was $237.9 million in the first nine months of 2019, compared to $174.3 million in the first nine months of 2018.  This change was primarily due to the fact that we had no pension contribution coupled with lower bonuses paid to agents in the first nine months of 2019. In 2018, our Board approved an $80 million accelerated pension contribution, of which $40 million was contributed in January 2018 and $40 million in April 2018. We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Cash paid for agent bonuses decreased $18.4 million in the first nine months of 2019, compared to the first nine months of 2018, due to less profitable underwriting results.

Net cash used in investing activities was $32.2 million in the first nine months of 2019, compared to $53.0 million in the first nine months of 2018. In the first nine months of 2019, while more proceeds were generated from investment activity, these were offset by higher purchases of available-for-sale securities and equity securities, as well as increased fixed asset purchases primarily related to the home office expansion. Additionally, our future investing activities will be impacted by our limited partnership commitments, which totaled $9.8 million at September 30, 2019, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $4.4 million and mezzanine debt securities was $5.4 million. Additionally, we have committed to incur future costs related to the construction of the building that will serve as part of our principal headquarters, which is expected to cost $100 million and is being funded by the senior secured draw term loan credit facility of the same amount. As of September 30, 2019, $78.9 million of costs have been paid related to this project.

Net cash used in financing activities totaled $127.2 million in the first nine months of 2019, compared to $92.4 million in the first nine months of 2018. The increase in cash used was due to dividends paid to shareholders and principal payments on the senior secured draw term loan credit facility, which commenced January 1, 2019. Dividends paid to shareholders totaled $125.7 million in the first nine months of 2019 and $117.4 million in the first nine months of 2018. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2019, compared to 2018.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities will include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $0.5 million will be paid during the remainder of 2019. Financing activities in the first nine months of 2018 were impacted by the final $25 million draw on the senior secured draw term loan credit facility.

There were no repurchases of our Class A nonvoting common stock in the first nine months of 2019 and 2018 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2019, based upon trade date.

In the first nine months of 2019, we purchased 13,399 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.4 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2019. We purchased 5,844 shares for $1.2 million, or $198.17 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in February, May and August 2019. The remaining 4,309 shares were purchased at a total cost of $0.8 million, or $176.26 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in February, March, May and August 2019.

In the first nine months of 2018, we purchased 24,692 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.9 million. Of this amount, we purchased 5,830 shares for$0.7 million, or $117.39 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January and May 2018. We purchased 6,938 shares for $0.8 million, or $119.52 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March, May and August 2018. The remaining 11,924 shares were purchased at a total cost of $1.4 million, or $119.20 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March, May and August 2018.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $344.9 million at September 30, 2019, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $406.2 million at September 30, 2019.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2019. Investments with a fair value of $109.8 million were pledged as collateral on the line at September 30, 2019. The investments pledged as collateral have no trading restrictions and are reported as cash and cash equivalents and available-for-sale securities in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of September 30, 2019, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 other than a $36.1 million contract for software, services and maintenance that was executed in June 2019 that will be paid over the contract term of three years. This contract will be included in "Other commitments" in the Contractual Obligations table.

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

Although the components of the investment portfolio have changed, there have been no material changes to our reported market risks during the nine months ended September 30, 2019.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2018, the Court held a status conference and thereafter lifted the stay of proceedings. On September 28, 2018, Indemnity filed a Motion to Enforce the Federal Judgment in the Beltz II lawsuit, seeking dismissal of the Sullivan lawsuit with prejudice. On October 26, 2018, Plaintiffs filed an opposition to that Motion; and Indemnity filed a reply in further support on November 5, 2018. Oral argument was held on Indemnity’s Motion to Enforce the Federal Judgment on November 20, 2018 and on July 30, 2019. The Motion to Enforce the Federal Judgment remains pending.

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

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending September 30, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2019.

During the quarter ending September 30, 2019, we purchased 1,435 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million, or $222.73 per share, to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. The shares were transferred to the rabbi trust in August 2019.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Sixth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 3, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 24, 2019	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO