Form 10-K
period 2019-12-31
ERIE INDEMNITY CO
filed 2020-02-27
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $6.3 billion of Class A non-voting common stock as of June 30, 2019. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

PART I
ITEM 1.     BUSINESS

General
Erie Indemnity Company ("Indemnity", "we", "us", "our") is a publicly held Pennsylvania business corporation that has since its incorporation in 1925 served as the attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange ("Exchange").  The Exchange, which also commenced business in 1925, is a Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance. The Exchange has wholly owned property and casualty subsidiaries including: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company ("EFL").

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

Services
The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2019 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2019 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2019 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2019 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the

Exchange's direct and affiliated assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

The Exchange is represented by independent agencies that serve as its sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are an integral part of the Exchange's success.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 16, Concentrations of Credit Risk, of Notes to Financial Statements" contained within this report. See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report.

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

The direct and affiliated assumed premiums written by the Exchange drive our management fee which is our primary source of revenue. The property and casualty insurance industry is highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claims handling, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers, and by large companies who market and sell personal lines products directly to consumers. Innovations by competitors or other market participants may also increase the level of competition in the industry. In addition, because the insurance products of the Exchange are marketed exclusively through independent insurance agents, the Exchange faces competition within its appointed agencies based upon ease of doing business, product, price, and service relationships.

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

Employees
We had over 5,700 full-time employees at December 31, 2019, of which over 2,800, or 49%, provide claims related services exclusively for the Exchange. The Exchange reimburses us monthly for the cost of these services.

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

If the management fee rate paid by the Exchange is reduced or if there is a significant decrease in the amount of direct and affiliated assumed premiums written by the Exchange, revenues and profitability could be materially adversely affected.

We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue.  Pursuant to the subscriber's agreement with the subscribers at the Exchange, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange.  Accordingly, any reduction in direct and affiliated assumed premiums written by the Exchange and/or the management fee rate would have a negative effect on our revenues and net income.

The management fee rate is determined by our Board of Directors and may not exceed 25% of the direct and affiliated assumed premiums written by the Exchange.  The Board of Directors sets the management fee rate each December for the following year.  At their discretion, the rate can be changed at any time.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected.

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

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange's competitors offer property and casualty products with more coverage or offer lower rates, and the Exchange is unable to implement product improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. In addition, due to the Exchange's premium concentration in the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing vehicle usage, usage-based methods of determining premiums, ownership and driving patterns such as ride sharing, advancements in vehicle or home technology or safety features such as accident and loss prevention technologies, the development of autonomous vehicles, or residential occupancy patterns, among other factors. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond to those innovations on a timely basis, our competitive position and results may be materially adversely affected.

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

Our second largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs.  Regulatory developments, provider relationships, and demographic and economic factors that are beyond our control indicate that employee healthcare costs could continue to increase which could reduce our profitability. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance and changes in retirement patterns, which are beyond our control and any related future costs increases would reduce our profitability.

Technological development is necessary to facilitate ease of doing business for employees, agents and customers. Insurance company technological developments are focused on simplifying and improving the customer experience, increasing efficiencies, redesigning products and addressing other potentially disruptive changes in the insurance industry. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development.

If we are unable to attract, develop, and retain talented executives, key managers, and employees our financial conditions and results of operations could be adversely affected.

Our success is largely dependent upon our ability to attract and retain talented executives and other key management.  Talent is defined as people with the right skills, knowledge, abilities, character, and motivation. The loss of the services and leadership of certain key officers and the failure to attract and develop talented new executives and managers could prevent us from successfully communicating, implementing, and executing business strategies.

Our success also depends on our ability to attract, develop, and retain a talented employee base.  The inability to staff all functions of our business with employees possessing the appropriate talent, or our failure to recognize and respond to changing trends and other circumstances that affect our employees, could have an adverse effect on our business performance.  Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees in the actuarial, finance, human resources, law, and information technology areas are also essential to support our core functions.

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

In the normal course of business, we collect, use, store and where appropriate, disclose data concerning individuals and businesses. We also conduct business using third-party vendors who may provide software, data storage, cloud-based computing and other technology services. We have on occasion experienced, and will continue to experience, cyber threats to our data and systems. Cyber threats can create significant risks such as destruction of systems or data, denial or interruption of service, disruption of transaction execution, loss or exposure of customer data, theft or exposure of our intellectual property, theft of funds or disruption of other important business functions. The business we conduct with our third-party vendors may expose us to increased risk related to data security, service disruptions or effectiveness of our control system.

In addition, we are subject to numerous federal and state data privacy laws relating to the privacy of the nonpublic personal information of our customers, employees and others. The improper access, disclosure, or misuse or mishandling of information sent to or received from a customer, employee or third party could result in legal liability, regulatory action and reputational damage. Third parties on whom we rely for certain business processing functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

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

Our Board of Directors oversees our activities with respect to managing cyber risk through its Risk Committee. Management periodically reports on our cybersecurity risk management program including our risk evaluation and the results of independent third-party security assessments, and our efforts to mitigate cyber related risks.

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

We have an established business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic or other event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.  Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. Our business continuity is also dependent on third-party systems on which our information technology systems interface and rely.  Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses. The failure of our information systems for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

At December 31, 2019, our investment portfolio consisted of approximately 82% fixed maturity securities, with the remaining 18% invested in other investments, equity securities, and limited partnerships.  Approximately 31% of our fixed maturity portfolio is expected to mature over the next three years.  As our fixed maturity portfolio matures, the portfolio yield could be impacted by the types of investments available for reinvestment with proceeds of matured securities.

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

•
Investment credit risk - the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of structured securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

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

Our equity securities have exposure to price risk.  Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect our fixed income portfolio, as discussed above.

All of our fixed income and equity securities are subject to market volatility. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the fixed income portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. Inherent in management's evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer, including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on our operating results and financial condition. See also Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. After this date, the FCA will no longer require banks to make LIBOR submissions. Approximately 22% of our investment portfolio includes securities with LIBOR exposure where the stated final maturity date extends beyond December 31, 2021. For securities without adequate fallback provisions already in place, there are ongoing efforts to establish an alternative reference rate.  The transition of our investments to an alternative reference rate may result in adverse changes to the value and return on those investments. Due to uncertainty surrounding alternative rates, we are unable to predict the overall effect of this change at this time.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect our ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, satisfy certain financial covenants, pay dividends on common stock, and repurchase common stock.  Management estimates the appropriate level of capital necessary based upon current and projected results, which includes evaluating potential risks.  Failure to accurately estimate our capital needs may have a material adverse effect on our financial condition until additional sources of capital can be obtained.  Further, a deteriorating financial condition may create a negative perception of us by third parties, including investors, and financial institutions, which could impact our ability to access additional capital in the debt or equity markets.

Our primary sources of liquidity are management fee revenue and cash flows generated from our investment portfolio.  In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2019, or liquidate assets in our investment portfolio.  Volatility in the financial markets could limit our ability to sell certain of our fixed income securities or cause such investments to sell at deep discounts.

In the event these traditional sources of liquidity are not available, we may have to seek additional financing.  Our access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and the timing of obtaining credit ratings.  In deteriorating market conditions, there can be no assurance that we will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

We are subject to applicable insurance laws, tax statutes, and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, charging excessive or impermissible fees on products, additional charges for premiums paid on a periodic basis, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. Changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 665,000 square feet. A new office building is being constructed to serve as part of our principal headquarters. The building is expected to be completed in 2020 and will add approximately 346,000 square feet to our existing home office complex. Additionally, we lease two office buildings and one warehouse facility from third parties. We are charged rent for the related square footage we occupy.

Indemnity and the Exchange also operate 25 field offices in 12 states to perform primarily claims-related activities. The Exchange owns seven field offices and the remaining field offices are leased from third parties. Commitments for properties leased from other parties expire periodically through 2027. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon usage or square footage occupied.

ITEM 3.     LEGAL PROCEEDINGS

State Court Lawsuit Against Erie Indemnity Company
Erie Indemnity Company ("Indemnity") was named as a defendant in a complaint filed on August 1, 2012 by alleged subscribers of the Erie Insurance Exchange (the "Exchange") in the Court of Common Pleas Civil Division of Fayette County, Pennsylvania captioned Erie Insurance Exchange, an unincorporated association, by Joseph S. Sullivan and Anita Sullivan, Patricia R. Beltz, and Jenna L. DeBord, trustees ad litem v. Erie Indemnity Co. (the "Sullivan" lawsuit).

As subsequently amended, the complaint alleges that, beginning on September 1, 1997, Indemnity retained "Service Charges" (installment fees) and "Added Service Charges" (late fees and policy reinstatement charges) on policies written by Exchange and its insurance subsidiaries, which allegedly should have been paid to Exchange, in the amount of approximately $308 million. In addition to their claim for monetary relief on behalf of Exchange, Plaintiffs seek an accounting of all so-called intercompany transactions between Indemnity and Exchange from 1996 to date. Plaintiffs allege that Indemnity breached its contractual, fiduciary, and equitable duties by retaining Service Charges and Added Service Charges that should have been retained by Exchange. Plaintiffs bring these same claims under three separate derivative-type theories. First, Plaintiffs purport to bring suit as members of Exchange on behalf of Exchange. Second, Plaintiffs purport to bring suit as trustees ad litem on behalf of Exchange. Third, Plaintiffs purport to bring suit on behalf of Exchange pursuant to Rule 1506 of the Pennsylvania Rules of Civil Procedure, which allows shareholders to bring suit derivatively on behalf of a corporation or similar entity.

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act "provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims" and referring "all issues" in the Sullivan lawsuit to the Pennsylvania Insurance Department (the "Department") for "its views and any determination." The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department "shall decide any and all issues within its jurisdiction." On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court of Pennsylvania and to stay any proceedings in the Department pending completion of any appeal. On February 18, 2014, the court issued an order denying Plaintiffs’ motion. On March 20, 2014, Plaintiffs filed a petition for review with the Superior Court, which was denied by the Superior Court on May 5, 2014.

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

Federal Court Lawsuit Against Erie Indemnity Company and Directors
On February 6, 2013, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania, captioned Erie Insurance Exchange, an unincorporated association, by members Patricia R. Beltz, Joseph S. Sullivan and Anita Sullivan, and Patricia R. Beltz, on behalf of herself and others similarly situate v. Richard L. Stover; J. Ralph Borneman, Jr.; Terrence W. Cavanaugh; Jonathan Hirt Hagen; Susan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Claude C. Lilly, III; Lucian L. Morrison; Thomas W. Palmer; Martin P. Sheffield; Elizabeth H. Vorsheck; and Robert C. Wilburn (the "Beltz" lawsuit), by alleged policyholders of Exchange who are also the plaintiffs in the Sullivan lawsuit. The individuals named as defendants in the Beltz lawsuit were the then-current Directors of Indemnity.

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

On July 8, 2016, the Beltz plaintiffs filed a new action labeled as a "Verified Derivative And Class Action Complaint" in the United States District Court for the Western District of Pennsylvania. The action is captioned Patricia R. Beltz, Joseph S. Sullivan, and Anita Sullivan, individually and on behalf of all others similarly situated, and derivatively on behalf of Nominal Defendant Erie Insurance Exchange v. Erie Indemnity Company; Kaj Ahlmann; John T. Baily; Samuel P. Black, III; J. Ralph Borneman, Jr.; Terrence W. Cavanaugh; Wilson C. Cooney; LuAnn Datesh; Patricia A. Goldman; Jonathan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Samuel P. Katz; Gwendolyn King; Claude C. Lilly, III; Martin J. Lippert; George R. Lucore; Jeffrey A. Ludrof; Edmund J. Mehl; Henry N. Nassau; Thomas W. Palmer; Martin P. Sheffield; Seth E. Schofield; Richard L. Stover; Jan R. Van Gorder; Elizabeth A. Hirt Vorsheck; Harry H. Weil; and Robert C. Wilburn (the "Beltz II" lawsuit). The individual defendants are all present or former Directors of Indemnity (the "Directors").

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

On September 23, 2016, Indemnity filed a motion to dismiss the Beltz II lawsuit. On September 30, 2016, the Directors filed their own motions to dismiss the Beltz II lawsuit. On July 17, 2017, the Court granted Indemnity’s and the Directors’ motions to dismiss the Beltz II lawsuit, dismissing the case in its entirety. The Court ruled that "the Subscriber’s Agreement does not govern the separate and additional charges at issue in the Complaint" and, therefore, dismissed the breach of contract claim against Indemnity for failure to state a claim. The Court also ruled that the remaining claims, including the claims for breach of fiduciary duty against Indemnity and the Directors, are barred by the applicable statutes of limitation or fail to state legally cognizable claims. On August 14, 2017, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

On May 10, 2018, the United States Court of Appeals for the Third Circuit affirmed the District Court’s dismissal of the Beltz II lawsuit. On May 24, 2018, Plaintiffs filed a petition seeking rehearing of their appeal before the Third Circuit. The Third Circuit denied that petition on June 14, 2018.

For additional information on contingencies, see Part II, Item 8. "Financial Statements and Supplementary Data - Note 17, Commitment and Contingencies, of Notes to Financial Statements".

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 21, 2020, there were approximately 581 shareholders of record for the Class A non-voting common stock and 9 shareholders of record for the Class B voting common stock.

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

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Class A common stock compared to the Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 54 constituent members represented by property and casualty insurers, insurance brokers, and life insurers, and is a capitalization weighted index.

	2014		2015	2016	2017	2018	2019
Erie Indemnity Company Class A common stock	$100	(1)	$110	$132	$147	$165	$210
Standard & Poor's 500 Stock Index	100	(1)	101	113	138	132	174
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	104	123	143	129	165

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

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2019. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2019 and February 21, 2020.

See Part II, Item 8. "Financial Statements and Supplementary Data – Note 13, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares purchased outside of this program.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except per share data)	Years Ended December 31,

	2019	2018	2017	2016	2015
Operating Data:
Operating revenue (1)	$2,477,298	$2,382,212	$1,691,774	$1,596,631	$1,505,508
Operating expenses (1)	2,119,959	2,037,869	1,401,522	1,303,114	1,272,967
Investment income	39,967	25,796	28,592	27,839	33,708
Interest expense and other (income), net	601	(1,181)	3,149	1,265	—
Income before income taxes	396,705	371,320	315,695	320,091	266,249
Net income (2)	316,821	288,224	196,999	210,366	174,678

Per Share Data:
Net income per Class A share – diluted (2)	$6.06	$5.51	$3.76	$4.01	$3.33
Book value per share – Class A common and equivalent B shares	21.67	18.62	16.40	15.62	14.72
Dividends declared per Class A share	3.665	3.42	3.1875	2.9725	2.773
Dividends declared per Class B share	549.75	513.00	478.125	445.875	415.95

Financial Position Data:
Investments	$824,609	$795,197	$803,835	$771,450	$688,476
Receivables from Erie Insurance Exchange and affiliates	468,636	449,873	418,328	378,540	348,055
Current and long-term borrowings	97,821	99,730	74,728	24,766	—
Total assets	2,016,240	1,778,327	1,665,859	1,548,955	1,407,296
Total equity (3)	1,133,253	973,672	857,344	816,910	769,503

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

(2)
The corporate tax rate was 35% for years 2015-2017 and was reduced to 21% in 2018 with the enactment of the Tax Cuts and Jobs Act. This, coupled with increased operating income, drove the increase in net income and net income per Class A share - diluted in 2018 when compared to 2017.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS
In 2018, we adopted Accounting Standards Codifications ("ASC") 606, "Revenue from Contracts with Customers". Upon adoption, we determined we have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities. Upon adoption of ASC 606, we are required to allocate our revenues between our performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations effective January 1, 2018. (See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report.)

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

Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2019, 2018 and 2017.  Our Board of Directors set the 2020 management fee rate again at 25%, its maximum level.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange.  The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2019 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2019 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2019 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2019 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

We generate investment income from our fixed maturity and equity security portfolios.  Our portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.  We actively evaluate the portfolios for impairments, and record impairment write-downs on investments in instances where the fair value of the investment is substantially below cost, and it is concluded that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2019	% Change	2018	% Change	2017

Operating income	$357,339	3.8%	$344,343	18.6%	$290,252
Total investment income	39,967	54.9	25,796	(9.8)	28,592
Interest expense, net	856	(65.2)	2,460	98.8	1,238
Other income (expense)	255	(93.0)	3,641	NM	(1,911)
Income before income taxes	396,705	6.8	371,320	17.6	315,695
Income tax expense	79,884	(3.9)	83,096	(30.0)	118,696
Net income	$316,821	9.9%	$288,224	46.3%	$196,999
Net income per share - diluted	$6.06	9.9%	$5.51	46.4%	$3.76

NM = not meaningful

Operating income increased at a slower pace in 2019 compared to 2018 as growth in operating expenses outpaced the growth in operating revenues.  Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2019, 2018, and 2017.  The direct and affiliated assumed premiums written by the Exchange increased 5.2% to $7.5 billion in 2019 and 6.9% to $7.1 billion in 2018.  Cost of operations for policy issuance and renewal services increased 5.5% in 2019 primarily due to higher commissions driven by direct and affiliated assumed written premium growth and higher investments in information technology. Cost of operations for policy issuance and renewal services increased 4.0% in 2018 driven primarily by higher commissions. Offsetting some of the increase in operating expenses in both periods were lower agent and employee incentive costs related to less profitable growth on the property and casualty insurance business of the Exchange.

The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $582.0 million and $580.3 million in 2019 and 2018, but had no net impact on operating income.

Total investment income increased $14.2 million in 2019 driven primarily by net realized investment gains and higher net investment income. Total investment income decreased $2.8 million in 2018 driven by lower earnings generated from limited partnership investments and higher net realized investment losses, partially offset by higher net investment income.

In 2019, income tax expense was reduced by $4.0 million as a result of settling an uncertain tax position, which decreased our effective tax rate by 1.0%. The decrease in income tax expense in 2018 compared to 2017 was primarily due to the decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.

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

Level 1 reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets and primarily includes preferred stock.

Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments.  All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include U.S. government & agency securities, corporate bonds, municipal bonds, structured securities and preferred stock.

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are also assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities is generally valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors. This category primarily consists of corporate bonds and structured securities.

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

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 securities are valued using an exchange traded price provided by the pricing service.  Pricing service valuations for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available or in illiquid markets.

Although virtually all of our prices are obtained from third party sources, we also perform internal pricing reviews, including evaluating the methodology and inputs used to ensure that we determine the proper classification level of the financial instrument and reviewing securities with price changes that vary significantly from current market conditions or independent third party price sources.  Price variances are investigated and corroborated by market data and transaction volumes.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs and believe that the prices adequately consider market activity in determining fair value.

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

Other-than-temporary impairments
Available-for-sale securities are evaluated monthly for other-than-temporary impairment loss.  For securities that have experienced a decline in fair value below amortized cost and that we intend to sell, or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is recognized in earnings. Securities that have experienced a decline in fair value and that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary. Some factors considered in this evaluation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short and long-term prospects of the issuer and its industry based upon analysts' recommendations, specific events that occurred affecting the issuer, including a ratings downgrade, near term liquidity position of the issuer and compliance with financial covenants.

If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectability of the security in this determination. When the entire amortized cost basis of the security will not be recovered, a credit loss exists.  For securities with credit impairments that we did not intend to sell, the credit portion of the loss would be recorded through net income and the non-credit portion of the impairment would be recorded in other comprehensive income. Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment.  As a result, the entire amount of any impairment is recognized in earnings.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 3.59% discount rate for the projected benefit obligation at December 31, 2019 and for the 2020 pension expense.  The same methodology was used to develop the 4.47% and 3.73% discount rates used to determine the projected benefit obligation for 2018 and 2017, respectively, and the pension expense for 2019 and 2018, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $5.5 million, of which our share would be approximately $2.3 million, and would increase the pension benefit obligation by $48.3 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss). These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 14 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  Based on the current asset allocation and a review of the key factors and expectations of future asset performance, the expected return on asset assumption remained at 6.00% for 2020. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.1 million impact on net pension benefit cost in the following year, of which our share would be approximately $0.9 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2019 that related to the actual investment return being different from that assumed during the prior year was a gain of $134.5 million. Recognition of this gain will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  Trustee and custodian valuation methodologies for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2019 or 2018.

We expect our net pension benefit costs to increase from $32.2 million in 2019 to $46.6 million in 2020 primarily due to the lower discount rate, partially offset by higher than expected asset returns during 2019. Our share of the net pension benefit costs after reimbursements was $13.2 million in 2019. We expect our share of the net pension benefit costs to be approximately $19.1 million in 2020.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations, or cash flows. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Financial Statements" contained within this report for additional details on the pension plans.

RESULTS OF OPERATIONS

Management fee revenue
In 2018, we adopted ASC 606, "Revenue from Contracts with Customers". Upon adoption, we determined we have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities. Upon adoption of ASC 606, we are required to allocate our revenues between our performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services.

Management fee rate
The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for 2019, 2018 and 2017.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price for management fee revenue and administrative service reimbursement revenue is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available.
There was no material change to the allocation in 2019.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2019	% Change	2018	% Change	2017

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$7,486,030	5.2%	$7,112,846	6.9%	$6,656,501
Management fee rate	24.2%		24.2%		25.0%
Management fee revenue	1,811,619	5.2	1,721,309	3.4	1,664,125
Change in allowance for management fee returned on cancelled policies (1)	(1,162)	NM	(1,742)	NM	(1,500)
Management fee revenue - policy issuance and renewal services, net (2)	$1,810,457	5.3%	$1,719,567	3.4%	$1,662,625

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$7,486,030	5.2%	$7,112,846	N/A %	$—
Management fee rate	0.8%		0.8%		—
Management fee revenue	59,888	5.2	56,903	N/A	—
Change in contract liability (3)	(2,633)	17.9	(3,209)	N/A	N/A
Change in allowance for management fee returned on cancelled policies (1)	(51)	17.0	(62)	N/A	N/A
Management fee revenue - administrative services, net	57,204	6.7	53,632	N/A	—
Administrative services reimbursement revenue	582,010	0.3	580,336	N/A	—
Total revenue from administrative services	$639,214	0.8%	$633,968	N/A %	$—

NM = not meaningful
N/A = not applicable

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion.

(2)
The allocation of management fee revenue between the two performance obligations beginning January 1, 2018 caused the growth in management fee revenue - policy issuance and renewal services to not correspond directly with the growth in direct and affiliated assumed premiums written by the Exchange in 2019 and 2018, compared to 2017.

(3)	Management fee revenue - administrative services is recognized over time as the services are performed. See Part II, Item 8. "Financial Statements -
Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 5.2% to $7.5 billion in 2019, from $7.1 billion in 2018, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 1.8% in 2019 as the result of continuing strong policyholder retention, compared to 3.3% in 2018.  The year-over-year average premium per policy for all lines of business increased 3.2% at December 31, 2019, compared to 3.5% at December 31, 2018.

Premiums generated from new business decreased 2.6% to $863 million in 2019. While year-over-year average premium per policy on new business increased 5.1% at December 31, 2019, new business policies written decreased 7.4% in 2019. Premiums generated from new business increased 4.7% to $886 million in 2018. While 2018 new business policies written decreased 1.4%, the year-over-year average premium per policy on new business increased 6.2% at December 31, 2018, driving this new business premium increase.

Premiums generated from renewal business increased 6.4% to $6.6 billion in 2019, compared to 7.2%, or $6.2 billion, in 2018.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 2.9% at December 31, 2019, compared to 3.1% at December 31, 2018.

The Exchange implemented rate increases in 2019, 2018, and 2017 in order to meet loss cost expectations.  As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2018 were reflected in 2019, and recent rate actions in 2019 will be reflected in 2020. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 4.9% to $5.3 billion in 2019, from $5.0 billion in 2018, driven by an increase of 1.8% in total personal lines policies in force and an increase of 2.9% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 6.1% to $2.2 billion in 2019, from $2.1 billion in 2018, driven by a 2.4% increase in total commercial lines policies in force and a 3.6% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee.  Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products.  Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business.  We expect the Exchange's pricing actions to result in a net increase in direct written premium in 2020; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average premium written and affiliated assumed by the Exchange, as customers may reduce coverages.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2019	% Change	2018	% Change	2017

Management fee revenue - policy issuance and renewal services, net	$1,810,457	5.3%	$1,719,567	3.4%	$1,662,625
Service agreement revenue	27,627	(3.7)	28,677	(1.6)	29,149
	1,838,084	5.1	1,748,244	3.3	1,691,774
Cost of policy issuance and renewal services	1,537,949	5.5	1,457,533	4.0	1,401,522
Operating income - policy issuance and renewal services	$300,135	3.2%	$290,711	0.2%	$290,252

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

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and affiliated assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2019	% Change	2018	% Change	2017

Commissions:
Total commissions	$1,024,654	4.2%	$983,758	3.8%	$947,481
Non-commission expense (1):
Underwriting and policy processing	$154,934	3.8%	$149,234	5.8%	$141,095
Information technology	167,600	16.0	144,495	3.7	139,303
Sales and advertising	52,362	(5.8)	55,608	1.7	54,656
Customer service	32,353	9.9	29,447	13.9	25,858
Administrative and other	106,046	11.6	94,991	2.0	93,129
Total non-commission expense	513,295	8.3	473,775	4.3	454,041
Total cost of policy issuance and renewal services	$1,537,949	5.5%	$1,457,533	4.0%	$1,401,522

(1)	2018 and 2017 amounts have been reclassified between categories to conform to the current period presentation.

Commissions – Commissions increased $40.9 million in 2019 compared to 2018 and $36.3 million in 2018 compared to 2017. The increases in both periods resulted from higher direct and affiliated assumed premiums written by the Exchange, somewhat offset by lower agent incentive costs related to less profitable growth.

Non-commission expense – Non-commission expense increased $39.5 million in 2019 compared to 2018. Underwriting and policy processing costs increased $5.7 million primarily due to increased underwriting report costs and other policy acquisition costs. Information technology costs increased $23.1 million primarily due to increased professional fees and hardware and software costs. Sales and advertising costs decreased $3.2 million due to decreased personnel costs. Customer service costs increased $2.9 million primarily due to increased credit card processing fees and personnel costs. Administrative and other expenses increased $11.1 million primarily driven by an increase in the long-term incentive plan costs due to a higher company stock price in 2019 compared to 2018 and several multi-year commitments made to support community development initiatives. Personnel costs in all expense categories were impacted by increased medical expenses, somewhat offset by lower estimated costs for incentive plans related to sales and underwriting performance in 2019 compared to targets.

In 2018, non-commission expense increased $19.7 million compared to 2017. Underwriting and policy processing costs increased $8.1 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $5.2 million primarily due to increased personnel costs and professional fees. Customer service costs increased $3.6 million primarily due to increased personnel costs and credit card processing fees. Personnel costs in all expense categories were impacted by additional bonuses awarded to all employees as a result of tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 as well as increased medical costs. The total increase in personnel costs was somewhat offset by lower estimated costs for incentive plan awards related to underwriting performance.

Administrative services

	Years ended December 31,
(dollars in thousands)	2019	% Change	2018	% Change		2017

Management fee revenue - administrative services, net	$57,204	6.7%	$53,632	N/A	%	$—
Administrative services reimbursement revenue	582,010	0.3	580,336	N/A		—
Total revenue allocated to administrative services	639,214	0.8	633,968	N/A		—
Administrative services expenses
Claims handling services	506,491	0.1	505,843	N/A		—
Investment management services	33,640	4.9	32,065	N/A		—
Life management services	41,879	(1.3)	42,428	N/A		—
Operating income - administrative services	$57,204	6.7%	$53,632	N/A	%	$—

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2019	% Change	2018	% Change	2017
Net investment income	$33,399	10.6%	$30,209	22.6%	$24,639
Net realized investment gains (losses)	6,103	NM	(2,010)	NM	1,334
Net impairment losses recognized in earnings	(195)	NM	(1,581)	NM	(182)
Equity in earnings (losses) of limited partnerships	660	NM	(822)	NM	2,801
Total investment income	$39,967	54.9%	$25,796	(9.8)%	$28,592

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses. Net investment income increased by $3.2 million in 2019, compared to 2018, primarily due to an increase in cash and cash equivalent and agent loan interest income reflecting higher invested balances and rates, somewhat offset by decreased income on fixed maturities due to lower invested balances and yields. Net investment income increased by $5.6 million in 2018, compared to 2017, primarily due to an increase in cash and cash equivalent income due to an increase in rates, and an increase in bond income due to higher investment yields.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2019	2018	2017
Securities sold:
Available-for-sale securities	$4,619	$(1,297)	$1,240
Equity securities	(1)	(111)	—
Equity securities change in fair value	1,485	(708)	—
Other	—	106	94
Net realized investment gains (losses)	$6,103	$(2,010)	$1,334

Net realized gains of $6.1 million in 2019 were primarily due to gains from sales of available-for-sale securities and increases in fair value of equity securities. Net realized losses of $2.0 million in 2018 were due to losses from sales of available-for-sale and equity securities and decreases in fair value of equity securities, while gains of $1.3 million in 2017 were primarily due to gains from the sales of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings in all three years included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis as well as securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.
Equity in earnings (losses) of limited partnerships
Equity in earnings of limited partnerships increased by $1.5 million in 2019, compared to 2018, and decreased by $3.6 million in 2018, compared to 2017. The increase in earnings in 2019 was primarily the result of higher earnings in real estate investments. The decrease in earnings in 2018 was the result of lower earnings in all sectors.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 5.2% to $7.5 billion in 2019 from $7.1 billion in 2018. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $9.5 billion and $8.6 billion at December 31, 2019 and 2018, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.0% at December 31, 2019 and 90.1% at December 31, 2018.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2019	% to total	2018	% to total
Fixed maturities	$730,701	82%	$748,523	88%
Equity securities:
Preferred stock	64,752	7	11,853	1
Common stock	2,381	0	—	—
Limited partnerships	26,775	3	34,821	4
Other investments (1)	69,126	8	58,394	7
Total investments	$893,735	100%	$853,591	100%

(1)	Other investments primarily include agent loans. Agent loans are included with other assets in the Statements of Financial Position.

We continually review our investment portfolio to evaluate positions that might incur other-than-temporary declines in value. We record impairment write-downs on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.  For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value.  In addition to specific factors, other factors considered in our review of investment valuation are the length of time and the amount the fair value is below cost.

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with current impairment guidance for available-for-sale securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of other-than-temporary impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  As part of a rebalancing of our portfolio, we began selling off our municipal bond portfolio in 2018 and completed the process in 2019.  The proceeds were reinvested in corporate debt and structured securities as well as preferred stock.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $4.5 million at December 31, 2019, compared to net unrealized losses of $7.0 million at December 31, 2018.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of December 31, 2019: (1)

(in thousands)					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Basic materials	$0	$0	$3,199	$4,241	$7,210	$14,650
Communications	0	5,028	8,396	10,828	19,880	44,132
Consumer	0	3,108	14,415	43,298	34,913	95,734
Diversified	0	0	0	1,059	513	1,572
Energy	0	0	4,573	19,144	9,533	33,250
Financial	0	4,309	50,815	101,178	13,094	169,396
Industrial	0	0	9,276	12,606	15,625	37,507
Structured securities (2)	95,659	160,162	15,347	4,653	0	275,821
Technology	0	3,016	8,243	15,586	8,524	35,369
Utilities	0	0	2,732	14,384	6,154	23,270
Total	$95,659	$175,623	$116,996	$226,977	$115,446	$730,701

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Equity securities consist of nonredeemable preferred and common stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of December 31:

(in thousands)	2019		2018
	Preferred Stock	Common stock	Preferred Stock	Common stock
Communications	$1,052	$2,381	$0	$0
Consumer	508	0	0	0
Energy	1,881	0	0	0
Financial services	53,513	0	11,853	0
Industrial	980	0	0	0
Utilities	6,818	0	0	0
Total	$64,752	$2,381	$11,853	$0

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2019, shareholders' equity amounts related to these postretirement plans increased by $1.7 million, net of tax, of which $4.9 million represents amortization of the prior service cost and net actuarial loss offset by $3.2 million of current period actuarial loss.  The 2019 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 3.59% in 2019, from 4.47% in 2018. At December 31, 2018, shareholders' equity amounts related to these postretirement plans increased by $35.7 million, net of tax, of which $10.9 million represents amortization of the prior service cost and net actuarial loss and $24.8 million represents the current period actuarial gain.  The 2018 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.47% in 2018, from 3.73% in 2017. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 59% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, may be illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2020.

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2019	2018	2017
Net cash provided by operating activities	$364,527	$263,585	$197,126
Net cash used in investing activities	(124,634)	(81,398)	(74,663)
Net cash used in financing activities	(169,571)	(131,491)	(95,814)
Net increase in cash	$70,322	$50,696	$26,649

Net cash provided by operating activities was $364.5 million in 2019, compared to $263.6 million in 2018 and $197.1 million in 2017.  Increased cash provided by operating activities in 2019 was primarily due to an increase in management fee revenue received driven by growth in direct and affiliated assumed premiums written by the Exchange compared to 2018, along with no pension contribution in 2019. In 2018, our Board approved an $80 million accelerated pension contribution which was made in 2018. We are reimbursed approximately 59% of the net periodic benefit cost of the pension plans from the Exchange and its subsidiaries, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions. Also, cash paid for agent bonuses decreased $18.5 million in 2019 compared to 2018 due to less profitable underwriting results. In 2018, increased cash provided by operating activities was primarily due to an increase in management fee revenue received driven by growth in direct and affiliated assumed premiums written by the Exchange along with a decrease in income taxes paid due to the lower corporate income tax rate effective January 1, 2018, compared to 2017.

Net cash used in investing activities totaled $124.6 million in 2019, compared to $81.4 million in 2018 and $74.7 million in 2017. In 2019, we generated more proceeds from investment activity, which were offset by higher purchases of available-for-sale securities and equity securities due to portfolio rebalancing. Fixed asset purchases also increased primarily related to the home office expansion.  We have a commitment for the remaining costs related to the construction of the building that will serve as part of our principal headquarters. Of the total expected cost of $113 million, which was funded primarily by the senior secured draw term loan credit facility, $88.9 million of costs have been paid as of December 31, 2019. The increase in cash used in 2018, compared to 2017, was driven by increased agent loans and fixed asset purchases primarily related to the home office expansion. These increases were somewhat offset by more proceeds generated from investment activity and EFL's repayment of the $25 million surplus note.

Net cash used in financing activities totaled $169.6 million in 2019, compared to $131.5 million in 2018 and $95.8 million in 2017.  The increase in cash used in 2019, compared to 2018, was due to an increase in dividends paid to shareholders and principal payments on the senior secured draw term loan credit facility, which commenced January 1, 2019. Future financing activities will include annual principal payments, of which $2.0 million will be paid in 2020. The increase in cash used in 2018, compared to 2017, was primarily due to the lower scheduled draws on the senior secured draw term loan credit facility along with an increase in dividends paid to shareholders.

No shares of our Class A nonvoting common stock were repurchased in 2019, 2018 and 2017 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2019, based upon trade date.

In 2019, 2018 and 2017, we purchased shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. We purchased 15,003 shares for $2.6 million in 2019 and 27,120 shares for $3.2 million in 2018 for our equity compensation plan and to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. In 2017, we purchased 60,332 shares for $7.3 million for our long-term incentive plan, to fund the rabbi trust for the outside director deferred stock compensation plan, and for our equity compensation plan. All shares were delivered in the year they were purchased.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $336.7 million at December 31, 2019, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred and common stock and investment grade bonds which totaled approximately $465.2 million at December 31, 2019.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2019. Investments with a fair value of $110.1 million were pledged as collateral on the line at December 31, 2019. These securities have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at December 31, 2019.

Contractual Obligations
We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2019, the aggregate obligations were as follows:

	Payments due by period
(in thousands)	Total	2020	2021-2022	2023-2024	2025 and thereafter

Long-term debt (1)	$166,832	$6,183	$12,366	$12,366	$135,917
Home office expansion (2)	38,881	29,414	9,467	0	0
Operating leases (3)	22,498	11,832	10,309	357	0
Other commitments (4)	349,850	203,753	130,492	12,489	3,116
Gross contractual obligations (5)	578,061	251,182	162,634	25,212	139,033
Estimated reimbursements from affiliates (6)	127,224	70,030	48,750	6,632	1,812
Net contractual obligations	$450,837	$181,152	$113,884	$18,580	$137,221

(1)	Long-term debt amount differs from the balance presented on the Statements of Financial Position as the amount in the table above includes interest and principal payments.

(2)
We agreed to the guaranteed maximum price terms of an agreement with our construction manager for the construction of the office building that will serve as part of our principal headquarters. Substantial completion of the project is expected in 2020. This project is primarily being funded by the senior secured draw term loan credit facility included in long-term debt in the table above. Included in these amounts are obligations for furniture and fixtures and information technology costs for the office building.

(3)
Operating leases represent the total commitment for the lease components of our operating lease agreements. Non-lease component commitments related to these contracts are included in other commitments. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies and Note 8, Leases, of Notes to Financial Statements" contained within this report.

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

(5)
The obligation for our unfunded Supplemental Employee Retirement Plan (SERP) for our executive and senior management is not included in gross contractual obligations.  The accumulated benefit obligation for this plan at December 31, 2019 is $23.4 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due.

(6)	We are reimbursed from the Exchange and its subsidiaries for a portion of the costs related to other commitments and operating leases.

Our funding policy for our defined benefit pension plan is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Historically, this has resulted in an annual pension contribution. In 2018, however, we made accelerated pension contributions totaling $80 million. Following our 2018 contribution, we would not expect to make a subsequent contribution until the sum of the target normal costs for plan years beginning on and after December 31, 2017 exceeds $80 million, or earlier if a contribution is necessary to fund the plan to 100%.

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

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the members within a holding company system.

Intercompany Agreements
Subscriber's and services agreements
We serve as attorney-in-fact for the subscribers at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange signs a subscriber's agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, we are required to provide policy issuance and renewal services and act as the attorney-in-fact for the Exchange with respect to all administrative services, as discussed previously.  Pursuant to the subscriber's agreement, we earn a management fee for these services calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange. By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the attorney-in-fact. The Exchange's insurance subsidiaries also utilize Indemnity for all administrative services in accordance with the service agreements between each of the subsidiaries and Indemnity. The amounts incurred for all administrative services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. These reimbursements are settled on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Leased property
We lease the home office from the Exchange. Rent is based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, and property insurance are the responsibility of the tenant (Indemnity). Rental costs of shared facilities are allocated based upon usage or square footage occupied. We also had a lease commitment with EFL for a field office until 2018.

We previously owned three field offices for which rental costs of shared facilities were allocated based upon usage or square footage occupied. In 2018, we sold the three field offices to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations, which are claims-related activities.

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

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk.  Receivables from the Exchange and other affiliates were $468.6 million, or 23.2% of total assets, at December 31, 2019 and $449.9 million, or 25.3% of total assets, at December 31, 2018. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the Exchange as well as the service provider for its insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and its affiliates are settled monthly. We continually monitor the financial strength of the Exchange. Given the financial strength of the Exchange and historical experience of no credit losses, we believe it is unlikely these receivables would have a significant credit loss exposure.

Surplus Note
We previously held a $25 million surplus note issued to us by EFL that was payable on demand on or after December 31, 2018. In 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. EFL paid related interest to us of $1.6 million in 2018 and $1.7 million in 2017.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2019.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 82% of our invested assets at December 31, 2019.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk.  A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of interest-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. The following pro forma information is presented assuming a 100-basis point parallel increase in interest rates across the yield curve at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity portfolio.

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2019	2018
Fair value of fixed maturity portfolio	$730,701	$748,523
Fair value assuming 100-basis point rise in interest rates	$710,534	$735,806
Effective duration (as a percentage) (1)	2.8	1.6

 (1)   Effective duration at December 31, 2019 reflects the increase in corporate debt and structured securities and reduction in municipal bonds and short-term U.S Treasuries as a result of a portfolio rebalancing.

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2019 and 2018.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2019
2020	$32,473
2021	26,652
2022	60,120
2023	103,345
2024	139,005
Thereafter	349,145
Total	$710,740
Fair value	$730,701

(in thousands)
Fixed maturities:	December 31, 2018
2019	$265,006
2020	55,808
2021	46,647
2022	19,911
2023	37,645
Thereafter	317,446
Total	$742,463
Fair value	$748,523

Investment Credit Risk
Our objective is to earn competitive returns by investing in a diversified portfolio of securities.  Our portfolios of fixed maturity securities, nonredeemable preferred stock and, to a lesser extent, short-term investments are subject to credit risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower's ability to repay the debt.  We manage this risk by performing upfront underwriting analysis and ongoing reviews of credit quality by position and for the portfolio in total.  We do not hedge the credit risk inherent in our fixed maturity and nonredeemable preferred stock investments.

Generally, the fixed maturities in our portfolio are rated by external rating agencies.  If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies.  We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions.

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2019
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$386,046	$388,278	53%
BBB	224,373	226,977	31
Total investment grade	610,419	615,255	84
BB	49,866	51,177	7
B	53,782	54,310	8
CCC, CC, C, and below	10,883	9,959	1
Total non-investment grade	114,531	115,446	16
Total	$724,950	$730,701	100%

	At December 31, 2018
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$524,560	$524,860	70%
BBB	73,378	72,377	10
Total investment grade	597,938	597,237	80
BB	51,733	49,480	6
B	94,122	89,229	12
CCC, CC, C, and below	13,602	12,577	2
Total non-investment grade	159,457	151,286	20
Total	$757,395	$748,523	100%

 (1)          Ratings are supplied by S&P, Moody's, and Fitch.  The table is based upon the lowest rating for each security.

We are also exposed to a concentration of credit risk with the Exchange.  See the "Transactions/Agreements with Related Parties, Intercompany Receivables" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report for further discussion of this risk.

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

Equity Price Risk
Our portfolio of equity securities, which primarily includes nonredeemable preferred stock, are carried on the Statements of Financial Position at estimated fair value. Equity securities are exposed to the risk of potential loss in estimated fair value resulting from an adverse change in prices ("price risk"). We do not hedge our exposure to price risk inherent in our equity investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Erie Indemnity Company (the "Company") as of     December 31, 2019 and 2018, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers".
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proportional Cost Allocation
Description of the Matter
For the year ended December 31, 2019, the Company’s administrative services reimbursement revenue totaled $582 million. The Company’s primary function, as attorney-in-fact, is to perform certain services on behalf of the subscribers at the Erie Insurance Exchange (Exchange) and its insurance subsidiaries, in accordance with the Subscriber’s Agreement and the service agreements with each of the Exchange’s insurance subsidiaries. As explained in Note 2 of the financial statements, pursuant to approved service agreements, administrative services, which include costs associated with claims handling services, life insurance related operating activities, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue. To determine the proportional cost allocation to each entity, the Company determines utilization statistics using numerous variables including, among others, employee count, square footage, vehicle count, and project hours.

Auditing management’s proportional cost allocations was complex due to the number of costs that are included in the allocations and the judgment applied in determining the utilization statistics used to determine the proportional allocations to each entity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s proportional cost allocations process. This included, among others, testing management’s review controls over the determination of the utilization statistics and ultimate allocation of costs to the Exchange and its insurance subsidiaries.

To test the Company’s proportional cost allocations, our procedures included, among others, evaluating that the costs included in the allocations are in accordance with the Subscriber’s Agreement and the service agreements with each of the Exchange’s insurance subsidiaries. We tested the completeness and accuracy of the costs subjected to allocation through testing of the reconciliation of the costs recorded in the source systems to the costs that are allocated. We evaluated the allocation of costs to the Exchange and its insurance subsidiaries with the costs allocated in prior periods.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Cleveland, OH
February 27, 2020

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	2019	2018	2017
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$1,810,457	$1,719,567	$1,662,625
Management fee revenue - administrative services, net	57,204	53,632	—
Administrative services reimbursement revenue	582,010	580,336	—
Service agreement revenue	27,627	28,677	29,149
Total operating revenue	2,477,298	2,382,212	1,691,774

Operating expenses
Cost of operations - policy issuance and renewal services	1,537,949	1,457,533	1,401,522
Cost of operations - administrative services	582,010	580,336	—
Total operating expenses	2,119,959	2,037,869	1,401,522
Operating income	357,339	344,343	290,252

Investment income
Net investment income	33,399	30,209	24,639
Net realized investment gains (losses)	6,103	(2,010)	1,334
Net impairment losses recognized in earnings	(195)	(1,581)	(182)
Equity in earnings (losses) of limited partnerships	660	(822)	2,801
Total investment income	39,967	25,796	28,592

Interest expense, net	856	2,460	1,238
Other income (expense)	255	3,641	(1,911)
Income before income taxes	396,705	371,320	315,695
Income tax expense	79,884	83,096	118,696
Net income	$316,821	$288,224	$196,999

Earnings Per Share
Net income per share
Class A common stock – basic	$6.80	$6.19	$4.23
Class A common stock – diluted	$6.06	$5.51	$3.76
Class B common stock – basic	$1,020	$928	$635
Class B common stock – diluted	$1,020	$928	$634

Weighted average shares outstanding – Basic
Class A common stock	46,188,836	46,188,637	46,186,831
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,319,860	52,315,213	52,337,463
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Net income	$316,821	$288,224	$196,999

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	11,718	(9,937)	(190)
Pension and other postretirement plans	1,698	35,712	(8,105)
Total other comprehensive income (loss), net of tax	13,416	25,775	(8,295)
Comprehensive income	$330,237	$313,999	$188,704

See accompanying notes to Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2019 and 2018
(dollars in thousands, except per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$336,739	$266,417
Available-for-sale securities	32,810	402,339
Equity securities	2,381	—
Receivables from Erie Insurance Exchange and affiliates	468,636	449,873
Prepaid expenses and other current assets	44,943	36,892
Federal income taxes recoverable	462	8,162
Accrued investment income	5,433	5,263
Total current assets	891,404	1,168,946

Available-for-sale securities	697,891	346,184
Equity securities	64,752	11,853
Limited partnership investments	26,775	34,821
Fixed assets, net	221,379	130,832
Deferred income taxes, net	17,186	24,101
Other assets	96,853	61,590
Total assets	$2,016,240	$1,778,327

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$262,963	$241,573
Agent bonuses	96,053	103,462
Accounts payable and accrued liabilities	134,957	111,291
Dividends payable	44,940	41,910
Contract liability	35,938	33,854
Deferred executive compensation	10,882	13,107
Current portion of long-term borrowings	1,979	1,870
Total current liabilities	587,712	547,067

Defined benefit pension plans	145,659	116,866
Contract liability	18,435	17,873
Deferred executive compensation	13,734	13,075
Long-term borrowings	95,842	97,860
Other long-term liabilities	21,605	11,914
Total liabilities	882,987	804,655

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,483	16,459
Accumulated other comprehensive loss	(116,868)	(130,284)
Retained earnings	2,377,558	2,231,417
Total contributed capital and retained earnings	2,279,343	2,119,762
Treasury stock, at cost; 22,110,132 shares held	(1,158,910)	(1,157,625)
Deferred compensation	12,820	11,535
Total shareholders' equity	1,133,253	973,672
Total liabilities and shareholders' equity	$2,016,240	$1,778,327
See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2016	$1,992	$178	$16,300	$(121,381)	$2,065,911	$(1,155,846)	$9,756	$816,910
Net income					196,999			196,999
Other comprehensive loss				(8,295)				(8,295)
Dividends declared:
Class A $3.1875 per share					(147,225)			(147,225)
Class B $478.125 per share					(1,215)			(1,215)
Net purchase of treasury stock (1)			170			0		170
Deferred compensation						(1,177)	1,177	0
Rabbi trust distribution (2)						1,355	(1,355)	0
AOCI reclassification (3)				(26,383)	26,383			0
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (4)					(38,392)			(38,392)
Net income					288,224			288,224
Other comprehensive income				25,775				25,775
Dividends declared:
Class A $3.42 per share					(157,964)			(157,964)
Class B $513.00 per share					(1,304)			(1,304)
Net purchase of treasury stock (1)			(11)			0		(11)
Deferred compensation						(2,566)	2,566	0
Rabbi trust distribution (2)						609	(609)	0
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					316,821			316,821
Other comprehensive income				13,416				13,416
Dividends declared:
Class A $3.665 per share					(169,283)			(169,283)
Class B $549.75 per share					(1,397)			(1,397)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(2,208)	2,208	0
Rabbi trust distribution (2)						923	(923)	0
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253

(1) Net purchases of treasury stock in 2017, 2018 and 2019 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Incentive and Deferred Compensation Plans".
(2) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in both 2019 and 2018 and to a retired director in 2017. See Note 11, "Incentive and Deferred Compensation Plans".
(3) A one-time adjustment was made in 2017 to reclassify stranded tax effects of the components of accumulated other comprehensive income ("AOCI") (loss) resulting from enactment of Tax Cuts and Jobs Act ("TCJA") from AOCI (loss) to retained earnings. See Note 2, "Significant Accounting Policies".
(4) Cumulative effect adjustments are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018. See Note 2, "Significant Accounting Policies".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities
Management fee received	$1,845,075	$1,751,247	$1,627,558
Administrative services reimbursements received	588,255	574,698	—
Service agreement fee received	27,627	28,677	29,149
Net investment income received	34,511	37,489	31,281
Limited partnership distributions	1,931	7,173	5,128
Decrease in reimbursements collected from affiliates	—	—	(4,720)
Commissions paid to agents	(895,563)	(853,758)	(800,627)
Agents bonuses paid	(115,795)	(134,314)	(122,743)
Salaries and wages paid	(186,460)	(182,537)	(171,547)
Pension contributions and employee benefits paid	(42,728)	(115,525)	(89,981)
General operating expenses paid	(236,128)	(208,036)	(199,084)
Administrative services expenses paid	(582,528)	(580,338)	—
Income taxes paid	(72,817)	(58,814)	(106,250)
Interest paid	(853)	(2,377)	(1,038)
Net cash provided by operating activities	364,527	263,585	197,126

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(956,818)	(392,895)	(391,181)
Equity securities	(66,760)	(4,087)	—
Limited partnerships	(48)	(243)	(410)
Other investments	(1,032)	—	—
Proceeds from investments:
Available-for-sale securities sales	687,347	235,323	144,317
Available-for-sale securities maturities/calls	303,798	134,396	194,980
Equity securities	16,109	4,162	—
Limited partnerships	3,722	3,387	10,768
Purchase of fixed assets	(102,039)	(56,297)	(28,927)
Proceeds from disposal of fixed assets	777	6,014	0
Loans to agents	(17,611)	(42,594)	(9,153)
Collections on agent loans	7,921	6,436	4,943
Repayment of note receivable from Erie Family Life Insurance	—	25,000	—
Net cash used in investing activities	(124,634)	(81,398)	(74,663)

Cash flows from financing activities
Dividends paid to shareholders	(167,651)	(156,474)	(145,765)
Net (payments) proceeds from long-term borrowings	(1,920)	24,983	49,951
Net cash used in financing activities	(169,571)	(131,491)	(95,814)

Net increase in cash and cash equivalents	70,322	50,696	26,649
Cash and cash equivalents, beginning of year	266,417	215,721	189,072
Cash and cash equivalents, end of year	$336,739	$266,417	$215,721

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to equity securities	$3,310	$—	$—
Liability incurred to purchase fixed assets	$6,800	$8,453	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$35,483	$—	$—

See accompanying notes to Financial Statements. See Note 18, "Supplementary Data on Cash Flows", for additional supplemental cash flow information.

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

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2019 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2019 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2019 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Note 16, "Concentrations of Credit Risk".

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

Recently adopted accounting standards
We adopted Accounting Standards Codification ("ASC") 842, "Leases" on January 1, 2019 using the optional transition method, which permits entities to apply the new guidance prospectively with certain practical expedients available. We elected the package of practical expedients which among other things allowed us to carry forward the historical lease classifications. We did not elect the hindsight practical expedient in determining the lease term for existing leases. The adoption of the new standard resulted in the recognition of operating lease assets of $32.7 million and operating lease liabilities of $32.1 million on the Statement of Financial Position at January 1, 2019. The adoption of this standard did not have a material impact on our Statement of Operations and had no impact on our net cash flows.

We adopted ASC 606, "Revenue from Contracts with Customers" on January 1, 2018, using the modified retrospective method applied to all contracts. The comparative information for periods preceding January 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for those periods.

Under ASC 606, we determined that we have two performance obligations under the subscriber’s agreement. The first performance obligation is providing policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. Upon adoption of ASC 606, the management fee earned per the subscriber’s agreement, currently 25% of all direct and affiliated assumed premiums written by the Exchange, is allocated between the two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services. Additionally, the expenses we incur and related reimbursements we receive related to the administrative services are presented gross in our Statement of Operations effective January 1, 2018.

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

In 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits entities to reclassify from accumulated other comprehensive income to retained earnings tax effects stranded in accumulated other comprehensive income as a result of tax reform. We elected to early adopt this guidance effective December 31, 2017 using a portfolio method, which resulted in a decrease of $26.4 million in accumulated other comprehensive income and a corresponding increase in retained earnings.

Recently issued accounting standards
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other Internal-Use Software", which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and early adoption is permitted. We adopted this guidance on a prospective basis on January 1, 2020 and there was no material impact on our financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses related to available-for-sale debt securities to be recognized through an allowance for credit losses.  New disclosures are also required upon adoption of this guidance.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019.  Our financial assets subject to this guidance include our receivable from Erie Insurance Exchange, agent loans, and investments.  We do not expect a significant credit loss exposure for our receivable from Erie Insurance Exchange given the financial strength of the Exchange and the lack of any historical credit loss.  As the majority of our agent loans are senior secured and have experienced only insignificant default amounts, we have historically not recorded an allowance for credit losses related to our agent loans.  Upon adoption of this guidance on January 1, 2020, we established allowances for both the receivable from Erie Insurance Exchange and agent loans and recognized an immaterial cumulative effect adjustment.  Our investments are not measured at amortized cost, and therefore do not require the use of a new expected loss model.  Our available-for-sale securities will continue to be monitored for credit losses, which will be limited to the amount by which the fair value is below amortized cost and reflected as an allowance for credit losses rather than a reduction of the carrying value of the asset.

Cash and cash equivalents – Cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Investments
Available-for-sale securities – Fixed maturity debt securities and redeemable preferred stock are classified as available-for-sale and reported at fair value with unrealized investment gains and losses, net of income taxes, recognized in other comprehensive income (loss). Available-for-sale securities with a remaining maturity of 12 months or less and any security that we intend to sell as of the reporting date are classified as current assets.

Available-for-sale securities are evaluated monthly for other-than-temporary impairment loss.  For securities that have experienced a decline in fair value below amortized cost and that we intend to sell, or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is recognized in earnings. Securities that have experienced a decline in fair value and that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary. Some factors considered in this evaluation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short and long-term prospects of the issuer and its industry based upon analysts' recommendations, specific events that occurred affecting the issuer, including a ratings downgrade, near term liquidity position of the issuer and compliance with financial covenants.

If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectability of the security in this determination. When the entire amortized cost basis of the security will not be recovered, a credit loss exists. For securities with credit impairments that we did not intend to sell, the credit portion of the loss would be recorded through net income and the non-credit portion of the impairment would be recorded in other comprehensive income. Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment.  As a result, the entire amount of any impairment is recognized in earnings.

Equity securities – Non-redeemable preferred and common stocks are classified as equity securities and reported at fair value with changes in fair value recognized in net realized investment gains (losses). Prior to January 1, 2018, equity securities were classified as available-for-sale and changes in fair value were recognized in other comprehensive income. Securities that we intend to sell as of the reporting date are classified as current assets.

Realized gains and losses and investment income – Realized gains and losses on sales of available-for-sale and equity securities are recognized in income based upon the specific identification method and reported as net realized investment gains (losses). Interest income is recognized as earned and includes amortization of premium and accretion of discount.  Income is recognized based on the constant effective yield method, which includes periodically updated prepayment assumptions obtained from third party data sources on our prepaying securities.  The effective yield for prepaying securities is recalculated on a retrospective basis.  Dividend income is recognized at the ex-dividend date. Both interest and dividend income are reported as net investment income.

Limited partnership investments – Limited partnership investments primarily include U.S. and foreign private equity investments and are recorded using the equity method of accounting. The partnerships record assets on their balance sheet at fair value. While we perform various procedures in review of the general partners' valuations, we rely on the general partners' financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes. Due to the availability of financial statements provided by the general partner, our share of limited partnership results is generally recorded on a quarter lag within equity in earnings (losses) of limited partnerships. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to continue to decrease over time as additional distributions are received.

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

The determination of whether an arrangement is a lease and the related lease classification is made at inception of a contract. Our leases are classified as operating leases. Effective January 1, 2019, operating lease assets and liabilities are recorded at inception based on the present value of the future minimum lease payments over the lease term at commencement date. When an implicit rate for the lease is not available, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Most of our lease contracts contain lease and non-lease components. Non-lease components are expensed as incurred. Operating lease assets are included in other assets, and the current and noncurrent portions of the operating lease liabilities are included in accounts payable and accrued expenses and other long-term liabilities, respectively.

Agent bonus estimates
Our more significant agent bonus plan is based upon an individual agency's property and casualty underwriting profitability and also includes a component for growth in agency property and casualty premiums if the agency's underwriting profitability targets for the book of business are met.  The estimate for this agent bonus plan is based upon the performance over 36 months, and is modeled on a monthly basis using actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of the year. Our second agent bonus plan is based on an agency's one-year underwriting profitability and uses a similar model but considers actual and forecasted results for a calendar year only. At December 31 of each year, we use actual data available and record an accrual based upon the expected payment amount.  These costs are included in cost of operations - policy issuance and renewal services.

Recognition of management fee revenue
We earn management fees from the Exchange under the subscriber’s agreement for services provided. Pursuant to the subscriber’s agreement, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The management fee revenue is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange. Upon adoption of ASC 606 beginning January 1, 2018, we determined we have two performance obligations under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact with respect to the administrative services. Beginning January 1, 2018, our management fee revenue is allocated to these two performance obligations. Prior to the adoption of ASC 606, the entire management fee was allocated to the policy issuance and renewal services.

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

Administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. Common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable. Prior to the adoption of ASC 606, we recorded the reimbursements we receive for the administrative services expenses as receivables from the Exchange and its subsidiaries with a corresponding reduction to our expenses. Total cash settlements for the Exchange and its subsidiaries were $522.3 million in 2017. Upon adoption of ASC 606 on January 1, 2018, the expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations. Reimbursements are settled on a monthly basis. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. Pursuant to the subscriber’s agreement, we earn a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange. We account for management fee revenue in accordance with ASC 606, which we adopted in 2018. See Note 2, "Significant Accounting Policies".
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

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The amount of management fee revenue we receive can vary due to the potential of mid-term cancellations. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2019	2018	2017
Management fee revenue - policy issuance and renewal services, net	$1,810,457	$1,719,567	$1,662,625

Management fee revenue - administrative services, net	57,204	53,632	—
Administrative services reimbursement revenue	582,010	580,336	—
Total administrative services	$639,214	$633,968	$—

Note 4.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 13, "Capital Stock".

Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the dilutive effect of assumed issuance of stock-based awards under compensation plans that have the option to be paid in stock using the treasury stock method. See Note 11, "Incentive and Deferred Compensation Plans".

In 2017, we recorded a one-time net non-cash tax expense of $10.1 million as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). See Note 12, "Income Taxes". This resulted in a reduction in Class A basic earnings per share of $0.22 and diluted earnings per share of $0.19, and a reduction in Class B basic earnings per share of $33 and diluted earnings per share of $32.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2019			2018			2017
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$314,227	46,188,836	$6.80	$285,864	46,188,637	$6.19	$195,386	46,186,831	$4.23
Dilutive effect of stock-based awards	0	30,224	—	0	25,776	—	0	49,832	—
Assumed conversion of Class B shares	2,594	6,100,800	—	2,360	6,100,800	—	1,613	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$316,821	52,319,860	$6.06	$288,224	52,315,213	$5.51	$196,999	52,337,463	$3.76
Class B – Basic EPS:
Income available to Class B stockholders	$2,594	2,542	$1,020	$2,360	2,542	$928	$1,613	2,542	$635
Class B – Diluted EPS:
Income available to Class B stockholders	$2,593	2,542	$1,020	$2,359	2,542	$928	$1,613	2,542	$634

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

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 securities are valued using an exchange traded price provided by the pricing service. Pricing service valuations for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available or in illiquid markets.

Although virtually all of our prices are obtained from third party sources, we also perform internal pricing reviews, including evaluating the methodology and inputs used to ensure that we determine the proper classification level of the financial instrument and reviewing securities with price changes that vary significantly from current market conditions or independent third party price sources.  Price variances are investigated and corroborated by market data and transaction volumes.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs and believe that the prices adequately consider market activity in determining fair value.

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2019
	Fair value measurements using:
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$454,880	$2,683	$443,873	$8,324
Residential mortgage-backed securities (1)	125,343	0	125,343	0
Commercial mortgage-backed securities (1)	67,541	0	64,220	3,321
Collateralized debt obligations (1)	77,856	0	77,856	0
Other debt securities	5,081	0	5,081	0
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities - nonredeemable preferred and common stock (1)
Financial services sector	53,513	14,927	38,586	0
Utilities sector	6,818	3,190	3,628	0
Communications sector	3,433	3,433	0	0
Energy sector	1,881	0	1,881	0
Other sectors	1,488	0	1,488	0
Total equity securities	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

	December 31, 2018
	Fair value measurements using:
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury (1)	$208,412	$0	$208,412	$0
States & political subdivisions (1)	159,023	0	159,023	0
Corporate debt securities	249,947	0	237,370	12,577
Residential mortgage-backed securities	4,609	0	4,609	0
Commercial mortgage-backed securities	46,515	0	46,515	0
Collateralized debt obligations	64,239	0	64,239	0
Other debt securities	15,778	0	15,778	0
Total available-for-sale securities	748,523	0	735,946	12,577
Equity securities - nonredeemable preferred stock
Financial services sector	11,853	1,809	10,044	0
Total equity securities	11,853	1,809	10,044	0
Other limited partnership investments (2)	3,206	—	—	—
Total	$763,582	$1,809	$745,990	$12,577

(1)
In 2018, we began selling off our municipal bonds as part of a portfolio rebalancing and invested proceeds in short-term U.S. Treasuries. In 2019, proceeds from sales and maturities of the remaining municipal bond portfolio and short-term U.S. Treasuries were reinvested in corporate debt, structured securities and preferred stock.

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

The following table presents our fair value measurements on a recurring basis by pricing source as of:

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Pricing services	$730,551	$2,683	$716,373	$11,495
Internal modeling	150	0	0	150
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities priced using pricing services	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

Quantitative and Qualitative Disclosures about Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets. Level 3 securities where cost is the best estimate of fair value totaled $0.2 million at December 31, 2019 and are excluded from the table below. When a non-binding broker quote was the only input available, the security was classified within Level 3. The quantitative detail of the unobservable inputs is neither provided nor reasonably available to us and therefore has not been included in the table below. These investments totaled $1.3 million at December 31, 2019 and $12.6 million at December 31, 2018. The weighted average is calculated based on estimated fair value.

	December 31, 2019
(dollars in thousands)	Fair value	Valuation techniques	Unobservable input	Range (basis points)	Weighted average (basis points)	Impact of increase in input on estimated fair value

Corporate debt securities - bank loans	$8,048	Syndicated loan model	Market residual yield (1)	-489 - +566	+76	Decrease
Commercial mortgage-backed securities	2,143	Relative value pricing model	Credit spread (2)	+49 - +53	+51	Decrease

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

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$10	$146	$2,020	$(7,415)	$11,542	$(10,556)	$8,324
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	(9)	(21)	478	(1,068)	7,281	(3,340)	3,321
Collateralized debt obligations	0	0	1	2,300	0	0	(2,301)	0
Total Level 3 available-for-sale securities	$12,577	$5	$141	$5,719	$(8,515)	$18,823	$(17,105)	$11,645

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2017	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2018
Available-for-sale securities:
Corporate debt securities	$7,879	$6	$(312)	$5,550	$(2,854)	$18,232	$(15,924)	$12,577
Collateralized debt obligations	2,200	0	10	905	0	0	(3,115)	0
Total Level 3 available-for-sale securities	$10,079	$6	$(302)	$6,455	$(2,854)	$18,232	$(19,039)	$12,577

(1)	These amounts are reported as net investment income and net realized investment gains (losses) for each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

The change in unrealized gains or losses included in other comprehensive income (loss) related to Level 3 securities held at the reporting date is as follows for the years ended December 31:

(in thousands)	2019	2018	2017
Available-for-sale securities:
Corporate debt securities	$38	$(554)	$—
Commercial mortgage-backed securities	30	—	—
Net unrealized gains (losses) on Level 3 securities held at reporting date	$68	$(554)	$—

Financial instruments not carried at fair value
The following table presents the carrying values and fair values of financial instruments categorized as Level 3 in the fair value hierarchy that are recorded at carrying value as of:

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans	$67,696	$71,602	$58,006	$54,110
Long-term borrowings	98,080	101,888	99,730	94,057

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures.  The following tables summarize the cost and fair value of our available-for-sale securities as of:

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities (1)	$450,295	$6,289	$1,704	$454,880
Residential mortgage-backed securities (1)	124,337	1,056	50	125,343
Commercial mortgage-backed securities (1)	67,210	479	148	67,541
Collateralized debt obligations (1)	78,059	44	247	77,856
Other debt securities	5,049	71	39	5,081
Total available-for-sale securities	$724,950	$7,939	$2,188	$730,701

	December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury (1)	$208,610	$18	$216	$208,412
States & political subdivisions (1)	157,003	2,020	0	159,023
Corporate debt securities	259,362	139	9,554	249,947
Residential mortgage-backed securities	4,603	38	32	4,609
Commercial mortgage-backed securities	47,022	80	587	46,515
Collateralized debt obligations	65,039	30	830	64,239
Other debt securities	15,756	33	11	15,778
Total available-for-sale securities	$757,395	$2,358	$11,230	$748,523

(1)
In 2018, we began selling off our municipal bonds as part of a portfolio rebalancing and invested proceeds in short-term U.S. Treasuries. In 2019, proceeds from sales and maturities of the remaining municipal bond portfolio and short-term U.S. Treasuries were reinvested in corporate debt, structured securities and preferred stock.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2019, are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$32,613	$32,655
Due after one year through five years	336,377	339,033
Due after five years through ten years	120,716	122,068
Due after ten years	235,244	236,945
Total available-for-sale securities	$724,950	$730,701

The below securities have been evaluated and determined to be temporary impairments for which we expect to recover our entire principal plus interest. The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$25,804	$342	$15,699	$1,362	$41,503	$1,704	158
Residential mortgage-backed securities	16,712	50	0	0	16,712	50	7
Commercial mortgage-backed securities	21,981	147	372	1	22,353	148	30
Collateralized debt obligations	20,889	33	41,010	214	61,899	247	49
Other debt securities	2,350	39	0	0	2,350	39	2
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246
Quality breakdown of available-for-sale securities:
Investment grade	$76,315	$287	$46,390	$218	$122,705	$505	100
Non-investment grade	11,421	324	10,691	1,359	22,112	1,683	146
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
U.S. Treasury	$129,474	$19	$11,656	$197	$141,130	$216	7
Corporate debt securities	157,300	6,866	86,586	2,688	243,886	9,554	635
Residential mortgage-backed securities	777	6	1,618	26	2,395	32	3
Commercial mortgage-backed securities	17,624	175	16,997	412	34,621	587	30
Collateralized debt obligations	55,246	826	1,248	4	56,494	830	39
Other debt securities	8,213	11	0	0	8,213	11	7
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721
Quality breakdown of available-for-sale securities:
Investment grade	$242,821	$1,295	$98,118	$1,641	$340,939	$2,936	147
Non-investment grade	125,813	6,608	19,987	1,686	145,800	8,294	574
Total available-for-sale securities	$368,634	$7,903	$118,105	$3,327	$486,739	$11,230	721

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2019	2018	2017
Available-for-sale securities (1)	$22,496	$24,978	$23,669
Equity securities	1,418	628	—
Cash equivalents and other	10,546	5,628	2,486
Total investment income	34,460	31,234	26,155
Less: investment expenses	1,061	1,025	1,516
Investment income, net of expenses	$33,399	$30,209	$24,639

(1)	Includes interest earned on note receivable from EFL of $1.6 million in 2018 and $1.7 million in 2017. The note was repaid in full in 2018.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2019	2018	2017
Available-for-sale securities:
Gross realized gains	$6,258	$1,892	$2,996
Gross realized losses	(1,639)	(3,189)	(1,756)
Net realized gains (losses) on available-for-sale securities	4,619	(1,297)	1,240
Equity securities	1,484	(819)	—
Miscellaneous	0	106	94
Net realized investment gains (losses)	$6,103	$(2,010)	$1,334

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2019	2018	2017
Equity securities: (1)
Net gains (losses) recognized during the period	$1,484	$(819)	$—
Less: net gains (losses) recognized on securities sold	360	(86)	—
Net unrealized gains (losses) recognized on securities held at reporting date	$1,124	$(733)	$—

(1)	Effective January 1, 2018, changes in unrealized gains and losses on equity securities are included in net realized investment gains (losses).

Other-than-temporary impairments on available-for-sale securities recognized in earnings were $0.2 million, $1.6 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We have the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges were included in earnings and no impairments were recognized in other comprehensive income (loss).  See also Note 2, "Significant Accounting Policies".

Note 7.  Fixed Assets

The following table summarizes our fixed assets by category at December 31:

(in thousands)	2019	2018
Land, buildings, and building improvements	$5,068	$—
Leasehold improvements	1,313	617
Software	191,709	163,735
Equipment	14,546	15,075
Furniture, fixtures, and equipment	1,934	—
Projects in progress	22,992	10,392
Construction in progress	122,801	66,088
Total fixed assets, gross	360,363	255,907
Less: Accumulated depreciation and amortization	(138,984)	(125,075)
Fixed assets, net	$221,379	$130,832

In 2018, we sold the field offices we owned to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations, which are claims-related activities. We recognized a gain on the sale of $3.4 million, which is included in "Other income (expense)". See Note 15, "Related Party". The increase in land, buildings, and building improvements in 2019 resulted from the purchase of additional office space from a third party.

Software increased primarily related to mainframe software licenses and investments in data technology, as well as internally developed software projects completed and placed in production related to providing personal lines new product processing capabilities.

Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization.

Construction in progress includes a new office building that will serve as part of our principal headquarters. Capitalized interest included in construction in progress was $3.4 million and $2.1 million at December 31, 2019 and 2018, respectively. The building is expected to be completed in 2020 and is financed using a senior secured draw term loan credit facility. See Note 9, "Borrowing Arrangements".

Depreciation and amortization of fixed assets totaled $16.8 million, $13.4 million and $14.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in cost of operations - policy issuance and renewal services.
Note 8.  Leases

The following table summarizes our lease assets and liabilities at December 31:

(in thousands)	2019	2018
Operating lease assets	$22,401	$—

Operating lease liabilities - current	$11,289	$—
Operating lease liabilities - long-term	10,665	—
Total operating lease liabilities	$21,954	$—

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at December 31, 2019 of $11.7 million is for home office space leased from the Exchange. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021. See Note 15, "Related Party".

Operating lease costs for the year ended 2019 totaled $14.0 million. Of this amount, the Exchange and its subsidiaries reimbursed us $6.0 million for the year ended 2019, which represents the allocated share of lease costs supporting administrative services activities.

Note 9.  Borrowing Arrangements

Bank Line of Credit
As of December 31, 2019, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2019, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduces the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2019. Investments with a fair value of $110.1 million were pledged as collateral on the line at December 31, 2019. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of December 31, 2019.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at December 31, 2019.

Term Loan Credit Facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building to serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $112.4 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of December 31, 2019. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at December 31, 2019.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees as long-term borrowings. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2020	$1,979
2021	2,019
2022	2,109
2023	2,226
2024	2,302
Thereafter	87,445

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

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2019	2018	2017
Service cost for benefits earned	$33,854	$38,052	$31,106
Interest cost on benefit obligation	39,306	35,382	34,275
Expected return on plan assets	(47,484)	(51,260)	(41,267)
Prior service cost amortization	1,394	1,353	871
Net actuarial loss amortization	5,113	12,809	9,301
Settlement cost (1)	—	—	302
Pension plan cost (2)	$32,183	$36,336	$34,588

(1)	The final SERP benefit for two former executives was settled with lump sum payments in 2017.

(2)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2019	2018	2017	2016
Employee pension plan:
Discount rate	3.59%	4.47%	3.73%	4.24%
Expected return on assets	6.00	6.75	6.75	7.00
Compensation increases (1)	3.21	3.32	3.32	3.32
SERP:
Discount rate – pre-retirement/post-retirement	3.59/3.09	4.47/3.97	3.73/3.23	4.24/3.74
Rate of compensation increase	5.00	5.00	5.00	5.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 3.21% in 2019 and 3.32% in 2018 and 2017 would produce similar results.

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

Funding policy/funded status
In 2018, we made accelerated pension contributions totaling $80 million. Following our 2018 contributions, we would not expect to make a subsequent contribution until the sum of the target normal costs for plan years beginning on and after December 31, 2017 exceeds $80 million, or earlier if a contribution is necessary to fund the plan to 100%. At that time, our funding policy will again generally be to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Additional contributions may be necessary or desirable due to future plan changes, our particular business or investment strategy, or pending law changes. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2019	2018
Funded status at end of year	$(146,842)	$(118,596)

Pension liabilities – due within one year (1)	$(1,183)	$(1,730)
Pension liabilities – due after one year	(145,659)	(116,866)
Net amount recognized	$(146,842)	$(118,596)

(1)    The current portion of pension liabilities is included in accounts payable and accrued liabilities.

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

(in thousands)
	2019	2018
Projected benefit obligation, beginning of year	$886,165	$951,666
Service cost for benefits earned	33,854	38,052
Interest cost on benefit obligation	39,306	35,382
Plan amendments	452	3,007
Actuarial loss (gain)	138,144	(123,910)
Benefits paid	(43,454)	(18,032)
Projected benefit obligation, end of year	$1,054,467	$886,165

Accumulated benefit obligation, end of year	$858,209	$727,340

Projected benefit obligations increased $168.3 million at December 31, 2019 compared to December 31, 2018 due primarily to actuarial losses resulting from the lower discount rate discount rate used to measure the future benefit obligations. The discount rate decreased to 3.59% in 2019 from 4.47% in 2018. The increase in benefits paid of $25.4 million in 2019 compared to 2018 was primarily due to a pension plan amendment offering a one-time lump sum payment to former vested employees.

Both the defined benefit plan and the SERP had projected benefit obligations in excess of plan assets at December 31:

(in thousands)	Projected Benefit Obligation in Excess of Plan Assets
	2019	2018
Projected benefit obligation	$1,054,467	$886,165
Plan assets	907,625	767,569

The SERP had accumulated benefit obligations in excess of plan assets at December 31:

(in thousands)	Accumulated Benefit Obligation in Excess of Plan Assets
	2019	2018
Accumulated benefit obligation	$23,411	$18,908
Plan assets	—	—

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2019	2018
Fair value of plan assets, beginning of year	$767,569	$743,900
Actual gain (loss) on plan assets	182,002	(38,360)
Employer contributions	1,508	80,061
Benefits paid	(43,454)	(18,032)
Fair value of plan assets, end of year	$907,625	$767,569

Accumulated other comprehensive loss
Net actuarial loss and prior service cost included in accumulated other comprehensive loss that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2019	2018
Net actuarial loss	$142,678	$144,165
Prior service cost	10,913	11,855
Net amount not yet recognized	$153,591	$156,020

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans were as follows:

(in thousands)
	2019	2018
Net actuarial loss (gain) arising during the year	$3,626	$(34,290)
Amortization of net actuarial loss	(5,113)	(12,809)
Amortization of prior service cost	(1,394)	(1,353)
Amendments (1)	452	3,007
Total recognized in other comprehensive income	$(2,429)	$(45,445)

(1)	In 2019, there was one new SERP participant. In 2018, there were five new SERP participants.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2019		2018	2019	2018
Equity securities:
U.S. equity securities	27%	(1)	25%	28%	24%
Non-U.S. equity securities	18	(2)	16	18	14
Total equity securities	45		41	46	38
Debt securities	54	(3)	58	53	61
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

(1)
U.S. equity securities – 22% seek to achieve excess returns relative to the Russell 2000 Index. The remaining 78% of the allocation to U.S. equity securities are comprised of equity index funds that track the S&P 500.

(2)
Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 20% are allocated to international emerging market investments.  The remaining 69% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.

(3)	Debt securities – 33% are allocated to long U.S. Treasury Strips, 67% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.

(4)	Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2019
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$248,585	$0	$248,585	$0
Non-U.S. equity securities	165,752	0	165,752	0
Total equity securities	414,337	0	414,337	0
Debt securities	482,497	0	482,497	0
Other	10,791	10,791	0	0
Total	$907,625	$10,791	$896,834	$0

	December 31, 2018
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$182,495	$0	$182,495	$0
Non-U.S. equity securities	110,942	0	110,942	0
Total equity securities	293,437	0	293,437	0
Debt securities	464,613	0	464,613	0
Other	9,519	9,519	0	0
Total	$767,569	$9,519	$758,050	$0

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  Trustee and custodian valuation methodologies for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2020	$23,788
2021	25,903
2022	29,031
2023	32,497
2024	35,722
2025 - 2029	229,518

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth
401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $14.9 million in 2019, $13.9 million in 2018, and $12.8 million in 2017.  In 2018, we made an additional discretionary employer contribution of $5.4 million, as a way of sharing the tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 with our employees. The Exchange and its subsidiaries reimbursed us for approximately 59% of the matching and discretionary contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2019 and 2018.

Note 11.  Incentive and Deferred Compensation Plans

We have two incentive plans and two deferred compensation plans for our executives, senior vice presidents and other selected officers, and two deferred compensation plans for our outside directors.

Annual incentive plan
Our annual incentive plan ("AIP") is a bonus plan that pays cash to our executives, senior vice presidents and other selected officers annually. Participants can elect to defer up to 100% of the award under either the deferred compensation plan or the incentive compensation deferral plan. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon attainment of corporate and individual performance measures, which can include various financial measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors ("ECDC"), with ultimate approval by the full Board of Directors. The corporate performance measures included the growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries for all periods presented.

Long-term incentive plan
Our long-term incentive plan ("LTIP") is a performance based incentive plan designed to reward executives, senior vice presidents and other selected officers who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, or phantom shares to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. Participants can elect to defer up to 100% of the award under the incentive compensation deferral plan. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of the Company's common stock authorized for grant under the LTIP is 1.5 million shares, with no one person able to receive more than 250,000 shares or the equivalent of $5 million during any one performance period. We repurchase our Class A common stock on the open market to settle stock awards under the plan. We do not issue new shares of common stock to settle stock awards. LTIP awards are considered vested at the end of each applicable performance period.

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

At December 31, 2019, the plan awards for the 2017-2019 performance period, which will be granted as a cash award were fully vested. Distributions will be made in 2020 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2019 is $7.8 million. At December 31, 2018, the awards paid in cash for the 2016-2018 performance period were fully vested and resulted in an $8.2 million payment to participants in June 2019. At December 31, 2017, the awards paid in cash for the 2015-2017 performance period were fully vested and resulted in a $8.3 million payment to plan participants in June 2018. At December 31, 2016, the awards for the 2014-2016 performance period were fully vested. Participants had the option of receiving either cash or stock for the 2014-2016 awards. The cash award of $4.7 million was paid in June 2017 and the stock award of 46,884 shares with an average share price of $122.40 and a market value of $5.7 million were purchased for plan participants in June 2017. The ECDC has determined that the plan awards for the 2018-2020 and 2019-2021 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $7.3 million in 2019, $6.3 million in 2018, and $10.3 million in 2017. The related tax benefits recognized in income were $1.5 million in 2019, $1.3 million in 2018, and $3.6 million in 2017. The Exchange and its subsidiaries reimburse us for approximately 47% of the annual compensation cost of these plans. At December 31, 2019, there was $4.9 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in Class A shares of the Company stock until retirement or other separation from service from the Company. Participants are 100% vested at date of deferral. The shares are held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2019, the rabbi trust purchased 4,387 shares of our common stock in the open market at an average price of $176.34 for $0.8 million to satisfy the liability for the 2018 AIP awards deferred under the incentive compensation deferral plan. In 2018, the rabbi trust purchased 12,005 shares of our common stock in the open market at an average price of $119.28 for $1.4 million to satisfy the liability for the 2017 AIP awards deferred under the incentive compensation deferral plan. The total compensation charged to operations related to these deferred AIP awards was $0.5 million in 2019, $0.7 million in 2018, and $1.4 million in 2017. The Exchange and its subsidiaries reimbursed us for approximately 42% of the annual compensation cost of this plan.

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

The rabbi trust purchased 7,370 shares of our common stock on the open market at an average price of $194.62 for $1.4 million in 2019, 9,285 shares at an average price of $122.19 for $1.1 million in 2018, and 9,663 shares at an average price of $121.85 for $1.2 million in 2017 to satisfy the liability of the stock compensation plan for outside directors. The shares are distributed to the outside director from the rabbi trust upon ending board service. The total compensation charged to operations related to these awards totaled $1.1 million, $0.8 million and $0.9 million in 2019, 2018 and 2017, respectively.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2019	2018	2017
Deferred executive compensation, beginning of the year	$26,182	$30,057	$32,908
Annual incentive plan awards	2,745	4,751	6,118
Long-term incentive plan awards	7,267	6,331	10,931
Employer match and hypothetical earnings on deferred compensation	2,700	1,484	2,664
Total plan awards and earnings	12,712	12,566	19,713
Total plan awards paid	(12,852)	(14,482)	(20,621)
Compensation deferred	1,579	1,928	680
Distributions from the deferred compensation plans	(797)	(1,321)	(853)
Forfeitures (1)	—	—	(593)
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,434)	(1,165)	(1,177)
Funding of rabbi trust for incentive compensation deferral plan (2)	(774)	(1,401)	—
Deferred executive compensation, end of the year	$24,616	$26,182	$30,057

(1)    Forfeitures are the result of plan participants who separated from service with the Company.

(2)	The incentive compensation deferral plan was effective beginning January 1, 2017. Funding of the rabbi trust for plan payments began in 2018.

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

To date, all awards have been satisfied with shares of our Class A common stock. In 2019, we purchased 3,246 Class A shares with an average share price of $132.35 and a market value of $0.4 million to satisfy the liability for the 2016 plan year. In 2018, we purchased 5,830 Class A shares with an average share price of $117.39 and a market value of $0.7 million to satisfy the liability for the 2015 plan year and remainder of 2014 plan year awards. In 2017, we purchased 3,785 shares with an average share price of $111.55 and a market value of $0.4 million to satisfy the liability for a portion of the 2014 plan award. The total compensation charged to operations related to these ECP awards was $0.5 million in 2019, $0.4 million in 2018, and $0.2 million in 2017. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 49%, 68%, and 38% of the awards paid in 2019, 2018, and 2017 respectively. Unearned compensation expense of $0.4 million is expected to be recognized over a period of three years.

Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2019	2018	2017
Current income tax expense	$76,535	$84,454	$81,689
Deferred income tax expense (benefit)	3,349	(1,358)	26,912
Other income tax expense	—	—	10,095
Income tax expense	$79,884	$83,096	$118,696

Other income tax expense for 2017 was impacted by the re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act ("TCJA") which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The current and deferred income tax expense (benefit) for 2019 and 2018 is measured at the statutory rate of 21%, and 35% for 2017.

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2019	2018	2017
Income tax at statutory rate	$83,308	$77,977	$110,493
Change in tax rate (1)	—	—	10,095
Tax-exempt interest	(123)	(1,305)	(2,278)
(Decrease) increase in unrecognized tax benefits	(3,088)	3,088	—
Other, net	(213)	3,336	386
Income tax expense	$79,884	$83,096	$118,696

(1)	The change in tax rate represents the tax effect of the re-measurement of deferred tax assets and liabilities due to the enactment of the TCJA.

The statutory rate for the years ended December 31, 2019 and 2018 is 21%, and 35% for the year ended December 31, 2017.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)
	2019	2018
Deferred tax assets:
Pension and other postretirement benefits	$25,720	$20,124
Other employee benefits	11,835	12,237
Deferred revenue	3,755	3,524
Allowance for management fee returned on cancelled policies	3,421	3,292
Unrealized losses on investments	0	2,030
Other	1,663	1,246
Total deferred tax assets	46,394	42,453
Deferred tax liabilities:
Depreciation	19,454	13,015
Prepaid expenses	4,890	1,376
Limited partnerships	2,632	2,534
Unrealized gains on investments	1,549	0
Commissions	545	1,270
Other	138	157
Total deferred tax liabilities	29,208	18,352
Net deferred tax asset	$17,186	$24,101

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2019 or 2018.

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(in thousands)
	2019	2018	2017
Balance at the beginning of the year	$3,088	$0	$—
Additions for current year tax positions	—	7,719	—
Reductions for current year tax positions	—	(4,631)	—
Additions for prior year tax positions	4,631	—	2,337
Reductions for prior year tax positions	(7,719)	—	(2,337)
Balance at the end of the year	$0	$3,088	$0

The uncertain tax position including $3.1 million of tax expense and $0.9 million of interest expense recorded in 2018 was settled during 2019. This settlement reduced our effective tax rate by 1.0% in 2019. The amounts recorded in 2018 resulted from the difference in measuring the tax liability at the previous tax rate and the current enacted tax rate. The recording of the uncertain tax position and related interest expense increased our 2018 effective tax rate by 1.0%. In 2017, we had an uncertain tax position of $2.3 million and related interest expense recorded was $0.1 million. As a related temporary tax difference was recognized, there was no impact to our results of operations or financial position.

Tax years ending December 31, 2018, 2017 and 2016 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 13.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2019, 2018 or 2017.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2019, 2018 or 2017.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2019, based upon trade date.

We made stock repurchases in 2019, 2018, and 2017 outside of our publicly announced share repurchase program related to stock-based awards. See Note 11, "Incentive and Deferred Compensation Plans" for additional information.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2019			2018			2017
	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net	Before Tax	Income Tax (1)	Net
Investment securities:
AOCI (loss), beginning of year	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694	$3,954	$1,384	$2,570
OCI (loss) before reclassifications - pre TCJA (1)	—	—	—	—	—	—	(648)	(227)	(421)
OCI (loss) before reclassifications - post TCJA (1)	19,257	4,044	15,213	(15,372)	(3,228)	(12,144)	1,162	243	919
Realized investment (gains) losses	(4,619)	(970)	(3,649)	1,297	272	1,025	(1,240)	(434)	(806)
Impairment losses	195	41	154	1,581	332	1,249	182	64	118
Cumulative effect of adopting ASU 2016-01 (2)	—	—	—	(85)	(18)	(67)	—	—	—
OCI (loss)	14,833	3,115	11,718	(12,579)	(2,642)	(9,937)	(544)	(354)	(190)
Reclassification adjustment (3)	—	—	—	—	—	—	—	(314)	314
AOCI (loss), end of year	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)	$(190,695)	$(66,744)	$(123,951)
OCI (loss) before reclassifications	(4,085)	(858)	(3,227)	31,401	6,594	24,807	(20,314)	(7,111)	(13,203)
Amortization of prior service costs (4)	1,394	293	1,101	1,353	284	1,069	871	306	565
Amortization of net actuarial loss (4)	4,840	1,016	3,824	12,451	2,615	9,836	8,882	3,109	5,773
Settlement loss (4)	—	—	—	—	—	—	302	106	196
Impact of change in tax rate (5)	—	—	—	—	—	—	—	1,436	(1,436)
OCI (loss)	2,149	451	1,698	45,205	9,493	35,712	(10,259)	(2,154)	(8,105)
Reclassification adjustment (3)	—	—	—	—	—	—	—	26,697	(26,697)
AOCI (loss), end of year	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)

Total
AOCI (loss), beginning of year	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)	$(186,741)	$(65,360)	$(121,381)
Investment securities	14,833	3,115	11,718	(12,579)	(2,642)	(9,937)	(544)	(354)	(190)
Pension and other postretirement plans	2,149	451	1,698	45,205	9,493	35,712	(10,259)	(2,154)	(8,105)
OCI (loss)	16,982	3,566	13,416	32,626	6,851	25,775	(10,803)	(2,508)	(8,295)
Reclassification adjustment (3)	—	—	—	—	—	—	—	26,383	(26,383)
AOCI (loss), end of year	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)

(1)
Deferred taxes related to unrealized gains and losses for the period from December 23, 2017 through December 31, 2019 were recognized at the 21% corporate rate following enactment of the TCJA. Prior to enactment, they were recognized at the 35% corporate rate.

(2)	A reclassification of unrealized losses of equity securities from AOCI (loss) to retained earnings was required at January 1, 2018 as a result of new accounting guidance.

(3)
A one-time adjustment was made in 2017 to reclassify stranded tax effects of the components of AOCI (loss) resulting from enactment of TCJA from AOCI (loss) to retained earnings. See Note 2, "Significant Accounting Policies".

(4)	These components of AOCI (loss) are included in the computation of net periodic pension cost. See Note 10, "Postretirement Benefits", for additional information.

(5)
Deferred taxes related to the December 31, 2017 portion of the pension and other postretirement component recognized in AOCI (loss) of $10.3 million were recognized at the 21% corporate rate following the enactment of the TCJA.

Note 15.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2019, 2018 and 2017. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2020.

There is no provision in the subscriber's agreement for termination of our appointment as attorney-in-fact by the subscribers at the Exchange and the appointment is not affected by a policyholder's disability or incapacity.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the members within a holding company system.

Office leases
We lease the home office from the Exchange. See Note 8, "Leases". Lease expense totaled $6.1 million, $6.0 million, and $5.9 million in 2019, 2018, and 2017, respectively. Operating expenses, including utilities, cleaning, repairs, real estate taxes, and property insurance, totaled $16.7 million, $13.5 million, and $12.2 million in 2019, 2018, and 2017, respectively. The Exchange and its subsidiaries reimburse us for rent costs and related operating expenses of shared facilities used to perform administrative services, which are allocated based upon usage or square footage occupied. Reimbursements related to the use of this space totaled $4.2 million, $3.9 million, and $4.0 million in 2019, 2018, and 2017, respectively. We also had a lease commitment with EFL for a field office until 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in both 2018 and 2017.

We previously owned three field offices for which rental costs of shared facilities were allocated based upon usage or square footage occupied. In 2018, we sold the three field offices to the Exchange. See Note 7, "Fixed Assets".

Notes receivable from EFL
We previously held a $25 million surplus note issued to us by EFL that was payable on demand on or after December 31, 2018. In 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. EFL paid related interest to us of $1.6 million and $1.7 million in 2018 and 2017, respectively.

Note 16. Concentrations of Credit Risk

Financial instruments that could potentially expose us to concentrations of credit risk include our unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and its affiliates were $468.6 million and $449.9 million at December 31, 2019 and 2018, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we believe it is unlikely these receivables have a significant credit loss exposure.

Note 17.  Commitments and Contingencies

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

Note 18.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2019	2018	2017

Cash flows from operating activities:
Net income	$316,821	$288,224	$196,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,813	13,368	14,831
Deferred income tax expense (benefit)	3,349	(1,358)	26,912
Other income tax expense (1)	—	—	10,095
Lease amortization expense	13,959	—	—
Realized (gains) losses and impairments on investments	(5,908)	3,591	(1,152)
Equity in (earnings) losses of limited partnerships	(660)	822	(2,801)
Loss (gain) on disposal of fixed assets	75	(3,047)	98
Net amortization of bond premium	1,203	5,601	7,038
Decrease in deferred compensation	(1,541)	(3,886)	(2,681)
Limited partnership distributions	1,931	7,173	5,128
Increase in receivables from affiliates	(19,505)	(30,804)	(39,788)
(Increase) decrease in accrued investment income	(170)	1,590	(516)
Decrease (increase) in federal income taxes recoverable	7,700	21,738	(24,640)
Decrease (increase) in prepaid pension	28,798	(47,335)	(27,265)
Increase in prepaid expenses and other assets	(11,338)	(727)	(7,636)
(Decrease) increase in accounts payable and accrued expenses	(3,627)	11,039	17,183
Increase in commissions payable	21,390	13,449	17,565
(Decrease) increase in accrued agent bonuses	(7,409)	(19,066)	7,756
Increase in contract liability	2,646	3,213	—
Net cash provided by operating activities	$364,527	$263,585	$197,126

(1)
Other income tax expense for 2017 was impacted by the re-measurement of our deferred tax assets and liabilities due to the enactment of the TCJA on December 22, 2017, which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.

Note 19.  Quarterly Results of Operations (unaudited)

	Year ended December 31, 2019
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$594,106	$647,710	$638,742	$596,740	$2,477,298
Operating expenses	507,984	551,100	532,835	528,040	2,119,959
Investment income	9,795	9,652	13,606	6,914	39,967
Interest expense and other (income), net	402	224	11	(36)	601
Income before income taxes	95,515	106,038	119,502	75,650	396,705
Net income	$75,311	$87,754	$94,169	$59,587	$316,821

Earnings per share (1)
Net income per share
Class A common stock – basic	$1.62	$1.88	$2.02	$1.28	$6.80
Class A common stock – diluted	$1.44	$1.68	$1.80	$1.14	$6.06
Class B common stock – basic and diluted	$243	$283	$303	$192	$1,020

(1)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

	Year ended December 31, 2018
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$572,160	$621,458	$612,126	$576,468	$2,382,212
Operating expenses	494,593	526,135	515,431	501,710	2,037,869
Investment income	6,163	6,207	8,431	4,995	25,796
Interest expense and other (income), net (1)	509	544	655	(2,889)	(1,181)
Income before income taxes	83,221	100,986	104,471	82,642	371,320
Net income	$65,758	$79,706	$80,446	$62,314	$288,224

Earnings per share (2)
Net income per share
Class A common stock – basic	$1.41	$1.71	$1.73	$1.34	$6.19
Class A common stock – diluted	$1.26	$1.52	$1.54	$1.19	$5.51
Class B common stock – basic and diluted	$212	$257	$259	$201	$928

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

Note 20.  Subsequent Events

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2019.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Timothy G. NeCastro	Gregory J. Gutting	Julie M. Pelkowski
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 27, 2020	February 27, 2020	February 27, 2020

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2019 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on Internal Control over Financial Reporting

We have audited Erie Indemnity Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2019 and 2018, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements") of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2020

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  We have previously filed a copy of the Code of Conduct as Exhibit 14.3 to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 25, 2016. In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of the Code of Ethics for Senior Financial Officers as Exhibit 14.4 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 1, 2016. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2019	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	59
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

Executive Vice Presidents:
Lorianne Feltz	50	Executive Vice President, Claims & Customer Service since November 2016; Senior Vice President, Customer Service, January 2011 through November 2016.

Gregory J. Gutting	56
Executive Vice President and Chief Financial Officer since August 2016; Interim Executive Vice President and Chief Financial Officer, October 2015 through July 2016; Senior Vice President and Controller, March 2009 through September 2015; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	61	Executive Vice President and Chief Information Officer since August 2012; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	45	Executive Vice President, Sales & Products since November 2016; Senior Vice President, Personal Lines, November 2008 through October 2016.

Dionne Wallace Oakley	52	Executive Vice President, Human Resources & Strategy since January 2018; Senior Vice President, Human Resources, September 2012 through December 2017.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Item 8 "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Statements of Operations for the three years ended December 31, 2019, 2018 and 2017

•	Statements of Comprehensive Income for the three years ended December 31, 2019, 2018 and 2017

•	Statements of Financial Position as of December 31, 2019 and 2018

•	Statements of Shareholders' Equity for the three years ended December 31, 2019, 2018 and 2017

•	Statements of Cash Flows for the three years ended December 31, 2019, 2018 and 2017

•	Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	86
ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit

3.8
Amended and Restated Articles of Incorporation of Registrant dated April 19, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 2, 2011.

3.10
Erie Indemnity Company Amended and Restated Bylaws dated April 30, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on May 3, 2019.

4.1*	Erie Indemnity Company Description of Capital Stock

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

Exhibit
Number	Description of Exhibit

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

Exhibit
Number	Description of Exhibit

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

10.194
Fifth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 20, 2018. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 21, 2019.

10.195
Fifth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated March 29, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on May 2, 2019.

10.196
First Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated July 1, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.197
Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2019). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.198
Sixth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 3, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 24, 2019.

10.199*	Seventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019.

10.200*	Eighth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019.

10.201*	Ninth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019.

10.202*	Sixth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019.

10.203*	Seventh Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019.

10.204*	Erie Indemnity Company Annual Incentive Plan effective January 1, 2020.

14.3	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.4	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2020	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President and CFO
(Principal Financial Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Senior Vice President and Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.	/s/ C. Scott Hartz
J. Ralph Borneman, Jr.	C. Scott Hartz

/s/ Eugene C. Connell	/s/ Brian A. Hudson, Sr.
Eugene C. Connell	Brian A. Hudson, Sr.

/s/ Salvatore Correnti	/s/ George R. Lucore
Salvatore Correnti	George R. Lucore

/s/ LuAnn Datesh	/s/ Thomas W. Palmer
LuAnn Datesh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Martin P. Sheffield
Jonathan Hirt Hagen	Martin P. Sheffield

/s/ Thomas B. Hagen	/s/ Elizabeth Hirt Vorsheck
Thomas B. Hagen, Chairman	Elizabeth Hirt Vorsheck