Form 10-Q
period 2020-03-31
ERIE INDEMNITY CO
filed 2020-05-07
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at May 1, 2020.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at May 1, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$443,750	$430,983
Management fee revenue - administrative services, net	14,771	13,951
Administrative services reimbursement revenue	151,554	142,480
Service agreement revenue	6,662	6,692
Total operating revenue	616,737	594,106

Operating expenses
Cost of operations - policy issuance and renewal services	379,492	365,504
Cost of operations - administrative services	151,554	142,480
Total operating expenses	531,046	507,984
Operating income	85,691	86,122

Investment income
Net investment income	8,369	8,517
Net realized investment (losses) gains	(10,806)	2,503
Net impairment losses recognized in earnings	(3,053)	(78)
Equity in losses of limited partnerships	(3,705)	(1,147)
Total investment (loss) income	(9,195)	9,795

Interest expense, net	3	449
Other (expense) income	(366)	47
Income before income taxes	76,127	95,515
Income tax expense	16,801	20,204
Net income	$59,326	$75,311

Net income per share
Class A common stock – basic	$1.27	$1.62
Class A common stock – diluted	$1.13	$1.44
Class B common stock – basic and diluted	$191	$243

Weighted average shares outstanding – Basic
Class A common stock	46,188,789	46,188,337
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,324,350	52,312,036
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.965	$0.90
Class B common stock	$144.75	$135.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2020	2019
Net income	$59,326	$75,311

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(32,236)	5,478
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	2,660	1,232
Total other comprehensive (loss) income, net of tax	(29,576)	6,710
Comprehensive income	$29,750	$82,021

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$228,646	$336,739
Available-for-sale securities	34,818	32,810
Equity securities	0	2,381
Receivables from Erie Insurance Exchange and affiliates, net	482,238	468,636
Prepaid expenses and other current assets	58,715	44,943
Federal income taxes recoverable	0	462
Accrued investment income	5,657	5,433
Total current assets	810,074	891,404

Available-for-sale securities, net	716,835	697,891
Equity securities	58,014	64,752
Limited partnership investments	22,492	26,775
Fixed assets, net	238,296	221,379
Agent loans, net	59,877	60,978
Deferred income taxes, net	19,281	17,186
Other assets	32,624	35,875
Total assets	$1,957,493	$2,016,240

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$270,328	$262,963
Agent bonuses	29,661	96,053
Accounts payable and accrued liabilities	130,035	134,957
Dividends payable	44,940	44,940
Contract liability	35,810	35,938
Deferred executive compensation	10,910	10,882
Federal income taxes payable	18,040	0
Current portion of long-term borrowings	2,000	1,979
Total current liabilities	541,724	587,712

Defined benefit pension plans	153,558	145,659
Long-term borrowings	95,342	95,842
Contract liability	18,461	18,435
Deferred executive compensation	11,983	13,734
Other long-term liabilities	19,433	21,605
Total liabilities	840,501	882,987

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,487	16,483
Accumulated other comprehensive loss	(146,444)	(116,868)
Retained earnings	2,390,869	2,377,558
Total contributed capital and retained earnings	2,263,082	2,279,343
Treasury stock, at cost; 22,110,132 shares held	(1,159,682)	(1,158,910)
Deferred compensation	13,592	12,820
Total shareholders’ equity	1,116,992	1,133,253
Total liabilities and shareholders’ equity	$1,957,493	$2,016,240

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2020 and 2019
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (1)					(1,075)			(1,075)
Net income					59,326			59,326
Other comprehensive loss				(29,576)				(29,576)
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			4			0		4
Deferred compensation						(772)	772	0
Balance, March 31, 2020	$1,992	$178	$16,487	$(146,444)	$2,390,869	$(1,159,682)	$13,592	$1,116,992

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (2)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804

(1) The cumulative effect adjustment is related to the implementation of new credit loss allowance accounting guidance effective January 1, 2020. See Note 2. "Significant Accounting Policies".
(2) Net purchases of treasury stock in 2020 and 2019 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Management fee received	$453,635	$433,735
Administrative services reimbursements received	140,300	148,308
Service agreement fee received	6,662	6,692
Net investment income received	9,364	9,112
Limited partnership distributions	254	1,225
Commissions paid to agents	(215,999)	(204,633)
Agents bonuses paid	(97,085)	(104,689)
Salaries and wages paid	(49,520)	(50,840)
Employee benefits paid	(9,738)	(10,875)
General operating expenses paid	(68,491)	(60,439)
Administrative services expenses paid	(149,666)	(143,046)
Income taxes recovered	375	138
Interest paid	(14)	(448)
Net cash provided by operating activities	20,077	24,240

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(137,442)	(220,811)
Equity securities	(18,089)	—
Limited partnerships	(13)	(9)
Proceeds from investments:
Available-for-sale securities sales	44,562	149,155
Available-for-sale securities maturities/calls	35,405	154,343
Equity securities	13,446	—
Limited partnerships	328	2,411
Purchase of fixed assets	(21,086)	(17,411)
Loans to agents	(1,803)	(6,233)
Collections on agent loans	1,943	2,313
Net cash (used in) provided by investing activities	(82,749)	63,758

Cash flows from financing activities
Dividends paid to shareholders	(44,940)	(41,910)
Net payments on long-term borrowings	(481)	(460)
Net cash used in financing activities	(45,421)	(42,370)

Net (decrease) increase in cash and cash equivalents	(108,093)	45,628
Cash and cash equivalents, beginning of period	336,739	266,417
Cash and cash equivalents, end of period	$228,646	$312,045

Supplemental disclosure of noncash transactions
Operating lease assets obtained in exchange for new operating lease liabilities	$1,333	$32,515
Liability incurred to purchase fixed assets	$767	$—

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

Coronavirus ("COVID-19") pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a global pandemic.  The impacts of the pandemic have resulted in recessionary conditions in the economy and significant volatility in the financial markets. The Exchange will likely experience constraints on premium growth due to the economic conditions, and has announced planned future rate reductions to provide financial relief to policyholders, which will impact our management fee revenue.  See also Note 15, "Subsequent Events".

The economic conditions resulting from the COVID-19 pandemic may negatively impact the collectability of the Exchange’s premiums receivable, however no such impact has been noted through the date of this report. We have experienced unrealized losses and impairment losses on our investment portfolio in the first quarter of 2020 as a result of the volatility in the financial markets. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020.

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

Recently adopted accounting standards
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking current expected credit loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. We adopted this guidance, which applies to our receivable from Erie Insurance Exchange and affiliates, agent loans and investments, on January 1, 2020.

For assets measured at amortized cost for which a current expected credit loss allowance was required, we adopted the guidance using the modified-retrospective approach. At January 1, 2020, we recorded current expected credit loss allowances related to agent loans of $0.8 million and receivables from Erie Insurance Exchange and affiliates of $0.6 million. This resulted in the recording of a cumulative effect adjustment, net of taxes, to retained earnings of $1.1 million. Our available-for-sale investments are not measured at amortized cost, and therefore do not require the use of a current expected credit loss model. Any credit losses, however, are required to be recorded as an allowance for credit losses rather than a reduction of the carrying value of the asset. For available-for-sale securities, we adopted the guidance using the prospective approach. We recorded an allowance for credit losses of $0.6 million at March 31, 2020. The adoption of this standard did not have a material impact on our Statements of Financial Position, net income or net cash flows.

Investments
Available-for-sale securities - Fixed maturity debt securities and redeemable preferred stock are classified as available-for-sale and reported at fair value with unrealized investment gains and losses, net of income taxes, recognized in other comprehensive income (loss). Available-for-sale securities with a remaining maturity of 12 months or less and any security that we intend to sell as of the reporting date are classified as current assets.

Available-for-sale securities in an unrealized loss position are evaluated to determine whether the impairment is a result of credit loss or other factors. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Securities that have experienced a decline in fair value that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is credit related. Impairment resulting from a credit loss is recognized in earnings with a corresponding allowance on the balance sheet. Future recoveries of credit loss result in an adjustment to the allowance and earnings in the period the credit conditions improve. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. If the qualitative review indicates credit impairment, the allowance for credit loss is measured as the amount that the security’s amortized cost exceeds the present value of cash flows expected to be collected and is limited to the amount that fair value is below amortized cost.

Realized gains and losses and investment income – Realized gains and losses on sales of available-for-sale and equity securities are recognized in income based upon the specific identification method and reported as net realized investment gains (losses). Interest income is recognized as earned and includes amortization of premium and accretion of discount.  Income is recognized based on the constant effective yield method, which includes periodically updated prepayment assumptions obtained from third party data sources on our prepaying securities.  The effective yield for prepaying securities is recalculated on a retrospective basis.  Dividend income is recognized at the ex-dividend date. Both interest and dividend income are reported as net investment income. We do not record an allowance for credit losses on accrued investment income as any amount deemed uncollectible is reversed from interest income in the period the expected payment defaults.

Agent loans
Agent loans, the majority of which are senior secured, are carried at unpaid principal balance with interest recorded in investment income as earned. The current portion of agent loans is recorded in prepaid expenses and other current assets. The adoption of ASU 2016-13 on January 1, 2020 requires the recording of a current expected credit loss allowance on these loans. The allowance is estimated using available loss history and/or external loss rates based on comparable loan losses and considers current conditions and forecasted information. When establishing the expected credit loss allowance upon implementation of ASU 2016-13, a cumulative effect adjustment was recorded to beginning retained earnings. Future changes to the allowance will be recognized in earnings as adjustments to net impairment losses. Prior to the adoption of ASU 2016-13, we did not record an allowance for credit losses as the majority of these loans are senior secured and have had insignificant default amounts.

Other assets
Other assets include operating lease assets and other long-term prepaid assets. The determination of whether an arrangement is a lease, and the related lease classification, is made at inception of a contract. Our leases are classified as operating leases. Operating lease assets and liabilities are recorded at inception based on the present value of the future minimum lease payments over the lease term at commencement date. When an implicit rate for the lease is not available, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Most of our lease contracts contain lease and non-lease components. Non-lease components are expensed as incurred. Operating lease assets are included in other assets, and the current and noncurrent portions of the operating lease liabilities are included in accounts payable and accrued expenses and other long-term liabilities, respectively.

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. Pursuant to the subscriber’s agreement, we earn a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange.
We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. We reviewed our transaction price allocation at March 31, 2020 considering current economic conditions related to the COVID-19 pandemic and determined that there was no material change to the allocation in the current period.

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

A constraining estimate exists around the management fee received as consideration related to the potential for management fee to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. At March 31, 2020, we adjusted our historical cancellation rates to factor in the potential for increased cancellations given the current economic conditions related to the COVID-19 pandemic, resulting in a $3.5 million increase to our current allowance at March 31, 2020 compared to a $0.9 million increase at March 31, 2019.

This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations:

	Three months ended March 31,
(in thousands)	2020	2019
Management fee revenue - policy issuance and renewal services, net	$443,750	$430,983

Management fee revenue - administrative services, net	14,771	13,951
Administrative services reimbursement revenue	151,554	142,480
Total administrative services	$166,325	$156,431

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended March 31,
	2020			2019
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$58,840	46,188,789	$1.27	$74,694	46,188,337	$1.62
Dilutive effect of stock-based awards	0	34,761	—	0	22,899	—
Assumed conversion of Class B shares	486	6,100,800	—	617	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$59,326	52,324,350	$1.13	$75,311	52,312,036	$1.44
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$486	2,542	$191	$617	2,542	$243

Note 5. Fair Value

Financial instruments carried at fair value
Our available-for-sale and equity securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale and equity securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

Although virtually all of our prices are obtained from third party sources, we also perform internal pricing reviews, including evaluating the methodology and inputs used to ensure that we determine the proper classification level of the financial instrument and reviewing securities with price changes that vary significantly from current market conditions or independent price sources.  Price variances are investigated and corroborated by market data and transaction volumes. We have reviewed the pricing methodologies of our pricing service as well as other observable inputs and believe that the prices adequately consider market activity in determining fair value.

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2020, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$439,297	$2,243	$424,998	$12,056
Residential mortgage-backed securities	127,417	0	127,417	0
Commercial mortgage-backed securities	88,602	0	81,219	7,383
Collateralized debt obligations	87,615	0	87,615	0
Other debt securities	8,722	0	8,722	0
Total available-for-sale securities	751,653	2,243	729,971	19,439
Equity securities - nonredeemable preferred stock:
Financial services sector	47,099	15,637	31,462	0
Utilities sector	6,469	3,411	3,058	0
Communications sector	2,215	2,215	0	0
Energy sector	1,005	0	1,005	0
Other sectors	1,226	897	329	0
Total equity securities	58,014	22,160	35,854	0
Total	$809,667	$24,403	$765,825	$19,439

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$454,880	$2,683	$443,873	$8,324
Residential mortgage-backed securities	125,343	0	125,343	0
Commercial mortgage-backed securities	67,541	0	64,220	3,321
Collateralized debt obligations	77,856	0	77,856	0
Other debt securities	5,081	0	5,081	0
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities - nonredeemable preferred and common stock:
Financial services sector	53,513	14,927	38,586	0
Utilities sector	6,818	3,190	3,628	0
Communications sector	3,433	3,433	0	0
Energy sector	1,881	0	1,881	0
Other sectors	1,488	0	1,488	0
Total equity securities	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$7	$(1,378)	$1,718	$(427)	$6,895	$(3,083)	$12,056
Commercial mortgage-backed securities	3,321	(8)	(148)	312	(86)	4,557	(565)	7,383
Total Level 3 available-for-sale securities	$11,645	$(1)	$(1,526)	$2,030	$(513)	$11,452	$(3,648)	$19,439

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$11	$268	$734	$(431)	$4,813	$(6,449)	$11,523
Residential mortgage-backed securities	0	0	0	921	(6)	0	0	915
Commercial mortgage-backed securities	0	(2)	0	478	0	706	0	1,182
Total Level 3 available-for-sale securities	$12,577	$9	$268	$2,133	$(437)	$5,519	$(6,449)	$13,620

(1)	These amounts are reported as net investment income and net realized investment (losses) gains for each of the periods presented above.

(2)	Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

Investments totaling $12.4 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively, were priced using a non-binder broker quote as the only pricing input and were classified within Level 3. The quantitative detail of the unobservable inputs supporting these quotes is neither provided nor reasonably available to us.  Our Level 3 assets are not material in total and, with the exception of the tables above, additional Level 3 disclosures are not provided.

Financial instruments not carried at fair value
The following table presents the carrying values and fair values of financial instruments categorized as Level 3 in the fair value hierarchy that are recorded at carrying value as of:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$66,574	$61,455	$67,696	$71,602
Long-term borrowings (2)	97,599	122,557	98,080	101,888

(1)	The discount rate used to calculate fair value at March 31, 2020 is reflective of an increase in the BB+ financial yield curve due to the market volatility resulting from the COVID-19 pandemic.

(2)	The discount rate used to calculate fair value at March 31, 2020 is reflective of a decline in U.S. Treasury bond yields due to the market volatility resulting from the COVID-19 pandemic.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	March 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses (1)	Estimated fair value
Corporate debt securities	$460,508	$1,954	$23,165	$439,297
Residential mortgage-backed securities	124,082	3,748	413	127,417
Commercial mortgage-backed securities	91,355	976	3,729	88,602
Collateralized debt obligations	94,210	40	6,635	87,615
Other debt securities	9,163	84	525	8,722
Total available-for-sale securities, net	$779,318	$6,802	$34,467	$751,653

(1)	The increase in gross unrealized losses in the first quarter of 2020 is primarily due to the financial market volatility resulting from the COVID-19 pandemic.

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$450,295	$6,289	$1,704	$454,880
Residential mortgage-backed securities	124,337	1,056	50	125,343
Commercial mortgage-backed securities	67,210	479	148	67,541
Collateralized debt obligations	78,059	44	247	77,856
Other debt securities	5,049	71	39	5,081
Total available-for-sale securities, net	$724,950	$7,939	$2,188	$730,701

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2020 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$27,108	$26,764
Due after one year through five years	344,995	333,389
Due after five years through ten years	134,580	125,505
Due after ten years	272,635	265,995
Total available-for-sale securities (1)	$779,318	$751,653

(1)
The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at March 31, 2020.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following table presents available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$299,653	$20,247	$6,822	$2,918	$306,475	$23,165	662
Residential mortgage-backed securities	2,798	413	0	0	2,798	413	4
Commercial mortgage-backed securities	59,786	3,729	0	0	59,786	3,729	73
Collateralized debt obligations	72,456	5,490	13,122	1,145	85,578	6,635	87
Other debt securities	6,358	525	0	0	6,358	525	15
Total available-for-sale securities	$441,051	$30,404	$19,944	$4,063	$460,995	$34,467	841
Quality breakdown of available-for-sale securities:
Investment grade	$362,145	$19,158	$13,122	$1,146	$375,267	$20,304	298
Non-investment grade	78,906	11,246	6,822	2,917	85,728	14,163	543
Total available-for-sale securities	$441,051	$30,404	$19,944	$4,063	$460,995	$34,467	841

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$25,804	$342	$15,699	$1,362	$41,503	$1,704	158
Residential mortgage-backed securities	16,712	50	0	0	16,712	50	7
Commercial mortgage-backed securities	21,981	147	372	1	22,353	148	30
Collateralized debt obligations	20,889	33	41,010	214	61,899	247	49
Other debt securities	2,350	39	0	0	2,350	39	2
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246
Quality breakdown of available-for-sale securities:
Investment grade	$76,315	$287	$46,390	$218	$122,705	$505	100
Non-investment grade	11,421	324	10,691	1,359	22,112	1,683	146
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246

Credit loss allowance on investments
As of March 31, 2020, the current expected credit loss allowance on agent loans is $1.0 million and the credit loss allowance on available-for-sale securities is $0.6 million.

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2020	2019
Available-for sale securities	$5,788	$6,161
Equity securities	856	141
Cash equivalents and other	1,974	2,465
Total investment income	8,618	8,767
Less: investment expenses	249	250
Investment income, net of expenses	$8,369	$8,517

Realized investment (losses) gains
Realized (losses) gains on investments were as follows for the three months ended March 31:

(in thousands)	2020	2019
Available-for-sale securities:
Gross realized gains	$1,074	$2,258
Gross realized losses	(459)	(340)
Net realized gains on available-for-sale securities	615	1,918
Equity securities (1)	(11,422)	585
Miscellaneous	1	—
Net realized investment (losses) gains	$(10,806)	$2,503

(1)	The increase in net losses recognized on equity securities in the first quarter of 2020 is primarily due to the financial market volatility resulting from the COVID-19 pandemic.

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2020	2019
Equity securities:
Net (losses) gains recognized during the period (1)	$(11,422)	$585
Less: net losses recognized on securities sold	(37)	0
Net unrealized (losses) gains recognized on securities held at reporting date	$(11,385)	$585

(1)	The increase in net losses recognized on equity securities in the first quarter of 2020 is primarily due to the financial market volatility resulting from the COVID-19 pandemic.

Net impairments losses recognized in earnings
Upon adoption of ASU 2016-13 on January 1, 2020, impairments on available-for-sale securities that are deemed to be credit related are recognized in earnings with a corresponding available-for-sale security allowance. All unrealized losses related to factors other than credit are recorded in other comprehensive (loss) income. Prior to January 1, 2020, we had the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges was included in earnings and no impairments were recognized in other comprehensive (loss) income. See also Note 2, "Significant Accounting Policies".

Impairments on available-for-sale securities and agent loans were as follows for the three months ended March 31:

(in thousands)	2020	2019
Available-for-sale securities:
Intent to sell	$2,242	$78
Credit impaired	641	—
Total available-for-sale securities	2,883	78
Agent loans - expected credit losses	170	—
Net impairment losses recognized in earnings	$3,053	$78

Note 7.  Leases

The following table summarizes our lease assets and liabilities as of:

(in thousands)	March 31, 2020	December 31, 2019
Operating lease assets	$20,381	$22,401

Operating lease liabilities - current	$10,929	$11,289
Operating lease liabilities - long-term	9,021	10,665
Total operating lease liabilities	$19,950	$21,954

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at March 31, 2020 of $10.7 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three months ended March 31, 2020 and March 31, 2019 were $3.4 million and $3.6 million, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $1.4 million and $1.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of March 31, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2020.  Investments with a fair value of $117.8 million were pledged as collateral on the line at March 31, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of March 31, 2020. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at March 31, 2020.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $120.6 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of March 31, 2020. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2020.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2020	$1,498
2021	2,019
2022	2,109
2023	2,226
2024	2,302
Thereafter	87,445

Note 9.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

The cost of our pension plans are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Service cost for benefits earned	$10,873	$8,463
Interest cost on benefits obligation	9,395	9,827
Expected return on plan assets	(12,353)	(11,871)
Prior service cost amortization	336	349
Net actuarial loss amortization	3,031	1,278
Pension plan cost (1)	$11,282	$8,046

(1)
The components of pension plan costs other than the service cost component are included in the line item "Other (expense) income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2020 and 2019, our effective tax rate was 22.1% and 21.2%, respectively.

At March 31, 2020 we recorded a valuation allowance against our net deferred tax assets primarily related to unrealized losses in our available-for-sale security portfolio generated by the financial market volatility resulting from the COVID-19 pandemic that exceeded the amount available to carryback. Of the $6.8 million valuation allowance, $5.8 million related to unrealized losses and was recorded in other comprehensive income. The remaining $1.0 million related to other deferred tax assets and was recorded as income tax expense.  The amount recognized in income tax expense increased the effective tax rate by 1.2% for the three months ended March 31, 2020. We will continue to monitor our deferred tax assets on a quarterly basis and if we determine it is more likely than not these deferred tax assets will be realized in the future, the related valuation allowance will be reduced.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2020 and the year ended December 31, 2019. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2020 and the year ended December 31, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2020.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)
OCI (loss) before reclassifications (1)	(35,693)	(1,665)	(34,028)	8,774	1,843	6,931
Realized investment gains	(615)	(129)	(486)	(1,918)	(403)	(1,515)
Impairment losses	2,883	605	2,278	78	16	62
OCI (loss)	(33,425)	(1,189)	(32,236)	6,934	1,456	5,478
AOCI (loss), end of period (1)	$(27,761)	$0	$(27,761)	$(2,235)	$(470)	$(1,765)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)
Amortization of prior service costs	336	71	265	349	73	276
Amortization of net actuarial loss	3,031	636	2,395	1,210	254	956
OCI	3,367	707	2,660	1,559	327	1,232
AOCI (loss), end of period	$(150,233)	$(31,550)	$(118,683)	$(154,190)	$(32,381)	$(121,809)

Total
AOCI (loss), beginning of period	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)
Investment securities	(33,425)	(1,189)	(32,236)	6,934	1,456	5,478
Pension and other postretirement plans	3,367	707	2,660	1,559	327	1,232
OCI (loss)	(30,058)	(482)	(29,576)	8,493	1,783	6,710
AOCI (loss), end of period	$(177,994)	$(31,550)	$(146,444)	$(156,425)	$(32,851)	$(123,574)

(1)	As of March 31, 2020, a valuation allowance was recognized on the deferred tax asset primarily related to unrealized losses on our investments.

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $482.2 million and $468.6 million at March 31, 2020 and December 31, 2019, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we previously did not record a credit loss allowance to these receivables. Upon adoption of ASU 2016-13, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". There was no change to this allowance for the three months ended March 31, 2020.

Note 14.  Commitments and Contingencies

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

Note 15.  Subsequent Events

The Exchange is planning rate reductions in response to changes in exposure and to provide financial relief to policyholders due to the COVID-19 pandemic. In a Form 8-K filed with the SEC on April 9, 2020, the Exchange and its subsidiaries announced an estimated $200 million in personal and commercial auto rate reductions scheduled to begin in the second half of 2020, pending regulatory approval. Once approved, premium adjustments will take effect at the time of new policy initiation or renewal. The estimated impact of these rate reductions on 2020 premiums written by the Exchange is a reduction of approximately $90 million, which will result in an estimated $23 million reduction in our management fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2019, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

•	potential impacts of the COVID-19 pandemic on the growth and financial condition of the Erie Insurance Exchange ("Exchange");

•	potential impacts of the COVID-19 pandemic on our operations, the business operations of our customers and/or independent agents, or our third-party vendor operations;

•	dependence upon our relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	dependence upon our relationship with the Exchange and the growth of the Exchange, including:

◦	general business and economic conditions;

◦	factors affecting insurance industry competition;

◦	dependence upon the independent agency system; and

◦	ability to maintain our reputation for customer service;

•	dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:

◦	the Exchange's ability to maintain acceptable financial strength ratings;

◦	factors affecting the quality and liquidity of the Exchange's investment portfolio;

◦	changes in government regulation of the insurance industry;

◦	emerging claims and coverage issues in the industry; and

◦	severe weather conditions or other catastrophic losses, including terrorism;

•	costs of providing policy issuance and renewal services to the Exchange under the subscriber's agreement;

•	ability to attract and retain talented management and employees;

•	ability to ensure system availability and effectively manage technology initiatives;

•	difficulties with technology or data security breaches, including cyber attacks;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of our investment portfolio;

•	our ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

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

Coronavirus ("COVID-19") pandemic
On March 11, 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The impacts of the pandemic and efforts to mitigate the spread of the virus have had significant adverse impacts on economic conditions and financial markets. We did not experience significant financial impacts on our core businesses of policy issuance and renewal services and administrative services in the first quarter of 2020. However, the financial market volatility did have a more significant impact on our first quarter 2020 investment portfolio. The disruption in the financial markets resulted in a lack of liquidity in the credit markets and a widening of credit spreads. We recognized $33.4 million of unrealized losses on our fixed maturity securities (recorded through other comprehensive income) and $10.7 million in unrealized losses on our equity securities (recorded through net realized losses in our Statement of Operations).

The more significant impacts of the COVID-19 pandemic will likely be incurred in the second quarter of 2020 and likely continue until such time as the spread of the virus is contained. We anticipate that our sole customer, the Exchange, may experience growth constraints, which would impact our management fee revenue. The Exchange has announced future rate reductions that will reduce its premiums and our management fee revenue. Also, there may be other market and/or regulatory pressures that could impact the Exchange’s operations. We expect that certain expenses within our cost of operations will increase including, but not limited to, such things as agent incentive bonuses and technology costs, and potentially healthcare costs, among others. Given the related financial market conditions, we may experience further impairments on our investment portfolio. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in the Financial Condition, Liquidity and Capital Resources, and Part II. Item 1A. "Risk Factors" related to COVID-19 contained within this report.

We have a dedicated internal committee comprised of management from various finance disciplines reviewing our risk positions on an ongoing basis as circumstances are evolving.  The committee is reviewing risk scenarios and performing stress tests, including the review of cash flow trends, liquidity requirements and other forms of risk quantification. This provides tools for management, as well as our Risk Committee of the Board of Directors, to assess risks and prioritize key issues.

While we were not required to close our physical locations under the state mandated closure of nonessential services, out of concern for the health and safety of our employees, over 90% of our workforce has been working remote since about March 12, 2020. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a separate dedicated committee developing a return to the office plan that will be implemented when it becomes feasible and safe.

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2020	2019	% Change
	(Unaudited)
Operating income	$85,691	$86,122	(0.5)%
Total investment (loss) income	(9,195)	9,795	NM
Interest expense, net	3	449	NM
Other (expense) income	(366)	47	NM
Income before income taxes	76,127	95,515	(20.3)
Income tax expense	16,801	20,204	(16.8)
Net income	$59,326	$75,311	(21.2)%
Net income per share – diluted	$1.13	$1.44	(21.2)%

NM = not meaningful

Operating income decreased in the first quarter of 2020, compared to the first quarter of 2019, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 3.0% to $443.8 million in the first quarter of 2020, compared to the first quarter of 2019. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2020 and 2019. The direct and affiliated assumed premiums written by the Exchange increased 3.5% to $1.8 billion in the first quarter of 2020 compared to the first quarter of 2019.

Cost of operations for policy issuance and renewal services increased 3.8% to $379.5 million in the first quarter of 2020, compared to the same period in 2019, primarily due to higher commissions driven by direct written premium growth and higher personnel costs in the first quarter of 2020.

Management fee revenue for administrative services increased 5.9% to $14.8 million in the first quarter of 2020 compared to the first quarter of 2019. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $151.6 million in the first quarter of 2020, but had no net impact on operating income.

Total investment losses were $9.2 million in the first quarter of 2020, primarily driven by net realized losses, compared to total investment income of $9.8 million in the first quarter of 2019, primarily due to net investment income and net realized gains. The 2020 investment results were largely driven by the significant financial market volatility resulting from the COVID-19 pandemic.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the recent COVID-19 pandemic.  The efforts to mitigate the spread of COVID-19 have resulted in recessionary conditions in the economy. See Financial Condition, Liquidity and Capital Resources, and Part II, Item 1A. "Risk Factors" contained within this report for a discussion of the potential impacts of the COVID-19 pandemic on our operations.

Financial market volatility
Our portfolio of fixed maturity, equity security, and limited partnership investments is subject to market volatility, especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Significant volatility has been seen in the global financial markets since the outbreak of the COVID-19 pandemic. The extent of the impact on our invested assets cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the financial markets.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2020 and 2019.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. We reviewed our transaction price allocation at March 31, 2020 considering current economic conditions related to the COVID-19 pandemic and determined that there was no material change to the allocation in the current period.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,847,678	$1,784,520	3.5%
Management fee rate	24.2%	24.2%
Management fee revenue	447,138	431,854	3.5
Change in allowance for management fee returned on cancelled policies (1)	(3,388)	(871)	NM
Management fee revenue - policy issuance and renewal services, net	$443,750	$430,983	3.0%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,847,678	$1,784,520	3.5%
Management fee rate	0.8%	0.8%
Management fee revenue	14,781	14,276	3.5
Change in contract liability (2)	1	(310)	NM
Change in allowance for management fee returned on cancelled policies (1)	(11)	(15)	25.2
Management fee revenue - administrative services, net	14,771	13,951	5.9
Administrative services reimbursement revenue	151,554	142,480	6.4
Total revenue from administrative services	$166,325	$156,431	6.3%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion. In the first quarter of 2020 the increase in the allowance for management fee returned on cancelled policies was driven by the potential for a greater number of mid-term cancellations as a result of the COVID-19 pandemic.

(2)
Management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.5% to $1.8 billion in the first quarter of 2020 compared to the first quarter of 2019, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 1.4% in the first quarter of 2020 driven by continuing strong policyholder retention, compared to 3.1% in the first quarter of 2019.  The year-over-year average premium per policy for all lines of business increased 3.1% at March 31, 2020, compared to 3.5% at March 31, 2019.

Premiums generated from new business decreased 5.7% to $200 million in the first quarter of 2020. While year-over-year average premium per policy on new business increased 3.2% at March 31, 2020, new business polices written decreased 4.6% in the first quarter of 2020. Premiums generated from new business decreased 2.5% to $212 million in the first quarter of 2019. While year-over-year average premium per policy on new business increased 6.3% at March 31, 2019, new business polices written decreased 7.6% in the first quarter of 2019. Premiums generated from renewal business increased 4.8% to $1.6 billion in the first quarter of 2020, compared to an increase of 7.3% in the first quarter of 2019.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 3.1% at March 31, 2020 compared to 3.0% at March 31, 2019, respectively.

Personal lines – Total personal lines premiums written increased 2.4% to $1.2 billion in the first quarter of 2020 compared to the first quarter of 2019, driven by an increase of 1.3% in total personal lines policies in force and an increase of 2.6% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 5.9% to $598 million in the first quarter of 2020, from $565 million in the first quarter of 2019, driven by a 2.2% increase in total commercial lines policies in force and a 3.9% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. The COVID-19 pandemic may have a negative impact on the Exchange's premiums, and therefore our management fees, given recessionary economic conditions and related declines in consumer activity and demand for certain services, as well as the potential for sustained changes in driving patterns. In response to reduced exposure given lower driving activity, and to provide financial relief to policyholders as a result of the COVID-19 pandemic, in April 2020 the Exchange announced $200 million in planned personal and commercial auto rate reductions that will take effect at the time of policy initiations or renewal, pending regulatory approval. These rate reductions will reduce the Exchange's 2020 premiums written by approximately $90 million, which will result in an estimated $23 million reduction in our 2020 management fee revenue. The remaining reductions will impact both the Exchange's premium written and our management fee revenue in 2021. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic.

Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth. The impacts of the COVID-19 pandemic could make it difficult for our independent agents to write new business and retain existing business and/or constrain our ability to recruit new agents.

The extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to this pandemic. See also Part II. Item 1A. "Risk Factors" contained within this report.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$443,750	$430,983	3.0%
Service agreement revenue	6,662	6,692	(0.5)
	450,412	437,675	2.9
Cost of policy issuance and renewal services	379,492	365,504	3.8
Operating income - policy issuance and renewal services	$70,920	$72,171	(1.7)%

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

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue for the three months ended 2020 reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
	(Unaudited)
Commissions:
Total commissions	$251,996	$242,982	3.7%
Non-commission expense: (1)
Underwriting and policy processing	$41,352	$38,225	8.2%
Information technology	42,158	39,147	7.7
Sales and advertising	11,475	11,009	4.2
Customer service	8,579	8,017	7.0
Administrative and other	23,932	26,124	(8.4)
Total non-commission expense	127,496	122,522	4.1
Total cost of policy issuance and renewal services	$379,492	$365,504	3.8%

(1)	2019 amounts have been reclassified between categories to conform to the current period presentation.

Commissions – Commissions increased $9.0 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily driven by the growth in direct and affiliated assumed premiums written by the Exchange of 3.5% in the first quarter of 2020. The estimated agent incentive payouts at March 31, 2020 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2020. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis. The Exchange experienced a significant decrease in claims frequency and related loss expense in March 2020 driven by the impacts of the COVID-19 pandemic. If a sustained period of lower claim frequency and loss expenses occurs, our agent compensation could increase related to the profitability component of the agent incentive bonuses.

Non-commission expense – Non-commission expense increased $5.0 million in the first quarter of 2020 compared to the first quarter of 2019. Underwriting and policy processing expense increased $3.1 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $3.0 million primarily due to increased professional fees and personnel costs. Administrative and other expenses decreased $2.2 million primarily driven by a decrease in long-term incentive plan cost due to a decrease in the company stock price in the first quarter of 2020 compared to an increase in the first quarter of 2019. The COVID-19 pandemic may impact certain non-commission expenses in 2020, including such things as increased technology costs to support new capabilities in the way our employees work and the potential for increased healthcare costs if a significant amount of our workforce were affected by the virus, among others.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
	(Unaudited)
Management fee revenue - administrative services, net	$14,771	$13,951	5.9%
Administrative services reimbursement revenue	151,554	142,480	6.4
Total revenue allocated to administrative services	166,325	156,431	6.3
Administrative services expenses
Claims handling services	132,303	124,199	6.5
Investment management services	9,057	8,783	3.1
Life management services	10,194	9,498	7.3
Operating income - administrative services	$14,771	$13,951	5.9%

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

Total investment income
A summary of the results of our investment operations is as follows for the three months ended March 31:

(dollars in thousands)	2020	2019	% Change
	(Unaudited)
Net investment income	$8,369	$8,517	(1.7)%
Net realized investment (losses) gains	(10,806)	2,503	NM
Net impairment losses recognized in earnings	(3,053)	(78)	NM
Equity in losses of limited partnerships	(3,705)	(1,147)	NM
Total investment (loss) income	$(9,195)	$9,795	NM %

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses. Net investment income decreased by $0.1 million in the first quarter of 2020, compared to the first quarter of 2019, primarily due to decreased income generated from cash and cash equivalents and fixed maturities driven by lower rates and yields, respectively. This was somewhat offset by increased preferred stock dividends resulting from higher invested balances.

Net realized investment (losses) gains
A breakdown of our net realized investment (losses) gains is as follows for the three months ended March 31:

(in thousands)	2020	2019
Securities sold:	(Unaudited)
Available-for-sale securities	$615	$1,918
Equity securities	(688)	0
Equity securities change in fair value	(10,734)	585
Miscellaneous	1	—
Net realized investment (losses) gains	$(10,806)	$2,503

Market value adjustments of equity securities are recognized in net realized (losses) gains in the Statements of Operations. Net realized losses during the first quarter of 2020 were primarily driven by decreases in the fair value of equity securities due to the significant financial market volatility resulting from the COVID-19 pandemic. Net realized gains of $2.5 million during the first quarter of 2019 reflected gains from sales of available-for-sale securities and increases in fair value of equity securities.

Net impairment losses recognized in earnings
Net impairment losses recognized on available-for-sale securities in the first quarter of 2020 include $2.2 million of securities in an unrealized loss position where we had the intent to sell prior to recovery of our amortized cost basis and $0.6 million of credit impairment losses.  The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses in 2020 compared to 2019.  The remaining impairments include the change in the current expected credit loss allowance related to our agent loans.  Net impairment losses recognized in the first quarter of 2019 of $0.1 million related to available-for-sale securities in an unrealized loss position where we had the intent to sell.

Equity in losses of limited partnerships
Equity in losses of limited partnerships increased $2.6 million in the first quarter of 2020 compared to the first quarter of 2019, due to higher losses in the private equity sector.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On June 24, 2019, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2019, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 3.5% to $1.8 billion in the first quarter of 2020 compared to the first quarter of 2019. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $8.8 billion at March 31, 2020, $9.5 billion at December 31, 2019, and $9.0 billion at March 31, 2019. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at March 31, 2020, 90.0% at December 31, 2019, and 90.2% at March 31, 2019.

We have prepared our financial statements considering the financial strength of the Exchange based on its AM Best rating and strong level of surplus. We are monitoring risks related to the COVID-19 pandemic on an ongoing basis and believe that the Exchange falls within defined risk tolerances. However, see Part II. Item 1A. "Risk Factors" for possible outcomes that could impact that determination.

FINANCIAL CONDITION

The financial market volatility resulting from the COVID-19 pandemic and related economic conditions had a significant impact on our first quarter 2020 investment portfolio. The disruption in the financial markets resulted in a lack of liquidity in the credit markets and a widening of credit spreads. We recognized $33.4 million of unrealized losses on our fixed maturity securities (recorded through other comprehensive income) and $10.7 million in unrealized losses on our equity securities (recorded through net realized losses in our Statement of Operations). We could experience further reductions in market value to our investment portfolio as long as the financial market volatility and related economic conditions continue.

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2020	% to total	December 31, 2019	% to total
	(Unaudited)
Fixed maturities	$751,653	84%	$730,701	82%
Equity securities:
Preferred stock	58,014	6	64,752	7
Common stock	—	0	2,381	0
Limited partnerships	22,492	3	26,775	3
Agent loans (1)	66,574	7	67,696	8
Other investments	1,436	0	1,430	0
Total investments	$900,169	100%	$893,735	100%

(1)	The current portion of agent loans is included with prepaid expenses and other current assets in the Statements of Financial Position.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes and offsetting valuation allowance, totaled $27.7 million at March 31, 2020, compared to net unrealized gains of $4.5 million at December 31, 2019. Unrealized losses generated in the first quarter of 2020 were primarily due to the financial market volatility and related economic impact resulting from the COVID-19 pandemic.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	March 31, 2020 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,104	$1,041	$5,872	$10,017
Communications	0	3,076	8,475	10,596	18,823	40,970
Consumer	0	3,149	20,156	47,459	30,916	101,680
Diversified	0	0	0	981	453	1,434
Energy	0	0	4,419	11,444	11,319	27,182
Financial	0	4,297	53,370	101,800	10,047	169,514
Industrial	0	0	6,246	11,287	12,426	29,959
Structured securities (2)	114,311	175,073	15,562	7,410	0	312,356
Technology	0	3,095	8,302	13,226	8,287	32,910
Utilities	0	0	3,776	16,630	5,225	25,631
Total	$114,311	$188,690	$123,410	$221,874	$103,368	$751,653

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity securities
Equity securities consist of nonredeemable preferred and common stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	March 31, 2020		December 31, 2019
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communications	$2,215	$0	$1,052	$2,381
Consumer	1,226	0	508	0
Energy	1,005	0	1,881	0
Financial services	47,099	0	53,513	0
Industrial	0	0	980	0
Utilities	6,469	0	6,818	0
Total	$58,014	$0	$64,752	$2,381

LIQUIDITY AND CAPITAL RESOURCES

We re-evaluated the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first quarter of 2020. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, the disruption to the financial markets could continue which may impact the liquidity of our investment portfolio in the longer term. There is potential that the funding requirements for our costs of operations will increase related to agent compensation, technology and healthcare costs, among others. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview and Part II. Item 1A. "Risk Factors" contained within this report.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, may be illiquid.  Volatility in these markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts. We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities, even if market volatility persists throughout 2020.

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2020	2019
	(Unaudited)
Net cash provided by operating activities	$20,077	$24,240
Net cash (used in) provided by investing activities	(82,749)	63,758
Net cash used in financing activities	(45,421)	(42,370)
Net (decrease) increase in cash and cash equivalents	$(108,093)	$45,628

Net cash provided by operating activities was $20.1 million in the first three months of 2020, compared to $24.2 million in the first three months of 2019. Cash paid for agent commissions increased $11.4 million in the three months of 2020 due to higher scheduled commissions driven by premium growth somewhat offset by a $7.6 million decrease in cash paid for agent bonuses due to less profitable underwriting results.

Net cash used in investing activities was $82.7 million in the first three months of 2020, compared to net cash provided by investment activities of $63.8 million in the first three months of 2019. In the first quarter of 2019, we generated more proceeds from investment sales and maturities/calls, which were somewhat offset by higher purchases of available-for-sale securities due to portfolio rebalancing. Fixed asset purchases increased $3.7 million, primarily related to the home office expansion. We have a commitment for the remaining costs related to the construction of the building that will serve as part of our principal headquarters. Of the total expected cost of $114 million, which was funded primarily by the senior secured draw term loan credit facility, $94.5 million of costs have been paid as of March 31, 2020.

Net cash used in financing activities totaled $45.4 million in the first three months of 2020, compared to $42.4 million in the first three months of 2019. The increase in cash used was due to dividends paid to shareholders. Dividends paid to shareholders totaled $44.9 million in the first three months of 2020 and $41.9 million in the first three months of 2019. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2020, compared to 2019.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities also include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $1.5 million will be paid during the remainder of 2020.

There were no repurchases of our Class A nonvoting common stock in the first three months of 2020 and 2019 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2020, based upon trade date.

During the three months ended March 31, 2020, we purchased 6,954 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.0 million. Of this amount, we purchased 1,787 shares for $0.3 million, or $165.82 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2020. We purchased 1,623 shares for $0.2 million, or $153.11 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2020. The remaining 3,544 shares were purchased at a total cost of $0.5 million, or $147.86 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2020.

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

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $228.6 million at March 31, 2020, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $476.6 million at March 31, 2020.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2020. Investments with a fair value of $117.8 million were pledged as collateral on the line at March 31, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of March 31, 2020, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2019 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2020.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2019 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2020.

While there were no material changes to our reported market risks during the quarter ended March 31, 2020, there were significant disruptions in the financial markets that have affected prices for many securities due to increased economic uncertainty resulting from the COVID-19 pandemic. This market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads.  As a result of these effects, our fixed maturities portfolio was in a net unrealized loss position, net of deferred taxes and an offsetting valuation allowance, of $27.7 million at March 31, 2020, compared to a net unrealized gain position, net of deferred taxes, of $4.5 million at December 31, 2019.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business involves various risks and uncertainties, including, but not limited to those discussed in this section. The risks and uncertainties described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results, cash flows, or liquidity if they were to develop into actual events. This information should be considered carefully together with the other information contained in this report and in other reports and materials we file periodically with the Securities and Exchange Commission ("SEC").

The risk factors listed below should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020. These risk factors address risks specific to the COVID-19 pandemic and related economic conditions. While we believe the risk factors in our Form 10-K filed with the SEC on February 27, 2020 generally address the risks of a pandemic on our business, we have included these disclosures to provide additional details specific to the COVID-19 pandemic.

Serving as the attorney-in-fact in the reciprocal insurance exchange structure results in the Exchange being our sole customer. We have an interest in the growth and financial condition of the Exchange as our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. If the impacts of the COVID-19 pandemic impair the Exchange’s ability to grow or its financial condition, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The impacts of the pandemic have resulted in recessionary conditions in the economy and significant volatility in the financial markets. Efforts to mitigate the spread of the virus include closure of nonessential businesses and stay-at-home orders. The resulting effects, including declines in consumer activity and demand for certain services and high unemployment, may cause customers to modify coverage, not renew or cancel policies, which may have a negative impact on Exchange written premiums, and therefore our management fees. Additionally, a specific action taken by the Exchange both in response to changes in exposure as less driving occurs and to provide financial relief to the policyholders will result in a certain reduction to Exchange written premiums. In a Form 8-K filed with the SEC on April 9, 2020, the Exchange and its subsidiaries announced an estimated $200 million in personal and commercial auto rate reductions scheduled to begin in the second half of 2020, pending regulatory approval. Once approved, premium adjustments will take effect at the time of new policy initiation or renewal. The estimated impact of these rate reductions on 2020 premiums written by the Exchange is a reduction of approximately $90 million, which will result in an estimated $23 million reduction in our management fee revenue. The remaining reduction will impact both the Exchanges’ written premium and our management fee revenue in 2021. An additional action taken by the Exchange that does not impact Indemnity was the announcement of a policyholder dividend to be paid directly to personal and commercial auto policyholders for 30% of their premium for two months. Longer term, there could be sustained changes in driving patterns if working remotely becomes a more broad and ongoing way of working in the future that could impact premium revenues.

The impact of the pandemic on economic conditions on the Exchange's independent agents’ business operations or systems capabilities could make it difficult for its independent agents to write new business and retain existing business and/or constrain the ability to recruit new agents, thereby impeding premium growth. Additionally, if independent agents are not able to work remotely or are affected by an outbreak of the virus, this could adversely impact their operations and their ability to write new business and provide service to existing policyholders. More broadly, independent agents may face challenges sustaining their own business operations and financial conditions as small businesses faced with deteriorating economic conditions that could result in business closure thereby reducing the agency force of the Exchange.

The unknown risks related to the COVID-19 pandemic may cause additional uncertainty in the process of estimating loss and loss adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways (for example, the Exchange may experience an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, the Exchange's estimated level of loss and loss adjustment expense reserves may change.

The Exchange’s financial condition could be impacted by delays in collecting premiums from customers due to economic hardships. Potential regulatory actions including temporary suspension of policy cancellations for the nonpayment of premiums and relaxing due dates for premium payments could also have a negative impact to the Exchange. If there were legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in business interruption policies that would otherwise preclude coverage, this would have a significant impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange and its subsidiaries have been named as defendants in a number of pandemic-related lawsuits and, therefore, are subject to the risks and uncertainties of such litigation.  There is also a risk that the Exchange could suffer reputational harm if any actions taken are not viewed as sufficient responses to the pandemic by customers or consumer organizations.

The Exchange’s investment portfolio has been negatively impacted by the significant market volatility caused by the COVID-19 pandemic. The value of the Exchange’s invested assets could continue to be adversely impacted and there is potential for further impairments on its investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on the Exchange’s business, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

The effect of the COVID-19 pandemic on our operations, the business operations of our customers and/or independent agents, or our third-party vendor operations, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

If the COVID-19 pandemic results in conditions that constrain the Exchange’s ability to grow its written premiums, our management fee revenue could be negatively impacted. We expect that certain expenses within our cost of operations will increase as a result of the pandemic, including but not limited to agent compensation, technology costs, and potentially healthcare costs, among others. Our agent incentive bonuses include a profitability component. If claims frequency and loss expenses continue to decline, the profitability component of our agent incentive bonuses will improve increasing our agent compensation costs. Technology costs may increase as a result of supporting remote work capabilities for our employees. There is a potential for increased healthcare costs for treatments of the COVID-19 virus if a significant number of our employees were to become infected. Also, future pension costs could increase as a result of lower investment returns related to the adverse market conditions caused by the COVID-19 pandemic.

Our business continuity plans were implemented upon the outbreak of this pandemic, including transitioning the vast majority of our employees and third-party contractors to remote work capabilities. We have had no significant interruption to our core business processes or systems to date. We have processes in place with our critical third-party vendors to understand impacts on their business and their business continuity plans. We have had no significant interruption to any third-party vendor business processes or systems to date. No significant challenges have been identified in our, or our third-party vendor’s ongoing business continuity plans, however if future challenges were to arise, this could result in an adverse effect on our business, financial condition, results of operations or cash flows. Also, while we have not experienced any delays in internal initiatives to date, future challenges could arise that impact the timing and execution of certain initiatives. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. If we experience difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.

Indemnity’s workforce providing services for the Exchange are largely concentrated in Erie, Pennsylvania. If a significant outbreak affects the labor force in this area, or if a significant operating function had a high level of infections at one time, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders of the Exchange and/or our independent agents.

With the increasing number of COVID-19 related disputes, there is a risk that Indemnity could become subject to pandemic related litigation. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

Indemnity’s investment portfolio has been negatively impacted by the significant market volatility caused by the COVID-19 pandemic. The value of our invested assets could continue to be adversely impacted and there is potential for further impairments on our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on our business, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2020.

During the quarter ending March 31, 2020, we purchased 6,954 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.0 million. Of this amount, we purchased 1,787 shares for $0.3 million, or $165.82 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2020. We purchased 1,623 shares for $0.2 million, or $153.11 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2020. The remaining 3,544 shares were purchased at a total cost of $0.5 million, or $147.86 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2020.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	May 7, 2020	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO