Form 10-Q
period 2020-06-30
ERIE INDEMNITY CO
filed 2020-07-31
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 24, 2020.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 24, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$483,795	$480,513	$927,545	$911,496
Management fee revenue - administrative services, net	14,813	14,195	29,584	28,146
Administrative services reimbursement revenue	151,965	146,095	303,519	288,575
Service agreement revenue	6,446	6,907	13,108	13,599
Total operating revenue	657,019	647,710	1,273,756	1,241,816

Operating expenses
Cost of operations - policy issuance and renewal services	413,865	405,005	793,357	770,509
Cost of operations - administrative services	151,965	146,095	303,519	288,575
Total operating expenses	565,830	551,100	1,096,876	1,059,084
Operating income	91,189	96,610	176,880	182,732

Investment income
Net investment income	7,373	8,030	15,742	16,547
Net realized investment gains (losses)	6,526	1,302	(4,280)	3,805
Net impairment losses recognized in earnings	(17)	(84)	(3,070)	(162)
Equity in (losses) earnings of limited partnerships	(2,329)	404	(6,034)	(743)
Total investment income	11,553	9,652	2,358	19,447

Interest expense, net	2	272	5	721
Other (expense) income	(258)	48	(624)	95
Income before income taxes	102,482	106,038	178,609	201,553
Income tax expense	20,505	18,284	37,306	38,488
Net income	$81,977	$87,754	$141,303	$163,065

Net income per share
Class A common stock – basic	$1.76	$1.88	$3.03	$3.50
Class A common stock – diluted	$1.57	$1.68	$2.70	$3.12
Class B common stock – basic and diluted	$264	$283	$455	$525

Weighted average shares outstanding – Basic
Class A common stock	46,187,808	46,188,994	46,188,299	46,188,668
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,302,981	52,314,700	52,313,667	52,313,371
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.965	$0.90	$1.93	$1.80
Class B common stock	$144.75	$135.00	$289.50	$270.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$81,977	$87,754	$141,303	$163,065

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	37,451	2,579	5,215	8,057
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	2,660	1,231	5,320	2,463
Total other comprehensive income, net of tax	40,111	3,810	10,535	10,520
Comprehensive income	$122,088	$91,564	$151,838	$173,585

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$257,738	$336,739
Available-for-sale securities	27,409	32,810
Equity securities	1,416	2,381
Receivables from Erie Insurance Exchange and affiliates, net	506,690	468,636
Prepaid expenses and other current assets	60,668	44,943
Federal income taxes recoverable	0	462
Accrued investment income	5,317	5,433
Total current assets	859,238	891,404

Available-for-sale securities, net	777,416	697,891
Equity securities	73,973	64,752
Limited partnership investments	15,463	26,775
Fixed assets, net	246,572	221,379
Agent loans, net	58,602	60,978
Deferred income taxes, net	18,895	17,186
Other assets	32,702	35,875
Total assets	$2,082,861	$2,016,240

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$282,436	$262,963
Agent bonuses	60,264	96,053
Accounts payable and accrued liabilities	137,745	134,957
Dividends payable	44,940	44,940
Contract liability	36,625	35,938
Deferred executive compensation	9,674	10,882
Federal income taxes payable	15,441	0
Current portion of long-term borrowings	1,998	1,979
Total current liabilities	589,123	587,712

Defined benefit pension plans	161,458	145,659
Long-term borrowings	94,849	95,842
Contract liability	18,826	18,435
Deferred executive compensation	9,571	13,734
Other long-term liabilities	14,895	21,605
Total liabilities	888,722	882,987

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,487	16,483
Accumulated other comprehensive loss	(106,333)	(116,868)
Retained earnings	2,427,905	2,377,558
Total contributed capital and retained earnings	2,340,229	2,279,343
Treasury stock, at cost; 22,110,132 shares held	(1,162,546)	(1,158,910)
Deferred compensation	16,456	12,820
Total shareholders’ equity	1,194,139	1,133,253
Total liabilities and shareholders’ equity	$2,082,861	$2,016,240

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2020 and 2019
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (1)					(1,075)			(1,075)
Net income					59,326			59,326
Other comprehensive loss				(29,576)				(29,576)
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			4			0		4
Deferred compensation						(772)	772	0
Balance, March 31, 2020	$1,992	$178	$16,487	$(146,444)	$2,390,869	$(1,159,682)	$13,592	$1,116,992
Net income					81,977			81,977
Other comprehensive income				40,111				40,111
Dividends declared:
Class A $0.965 per share					(44,573)			(44,573)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			0			0		0
Deferred compensation						(3,568)	3,568	0
Rabbi trust distribution (3)						704	(704)	0
Balance, June 30, 2020	$1,992	$178	$16,487	$(106,333)	$2,427,905	$(1,162,546)	$16,456	$1,194,139

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (2)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804
Net income					87,754			87,754
Other comprehensive income				3,810				3,810
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(344)			(344)
Net purchase of treasury stock (2)			0			0		0
Deferred compensation						(443)	443	0
Rabbi trust distribution (3)						922	(922)	0
Balance, June 30, 2019	$1,992	$178	$16,483	$(119,764)	$2,310,655	$(1,158,300)	$12,210	$1,063,454
(1)The cumulative effect adjustment is related to the implementation of new credit loss allowance accounting guidance effective January 1, 2020. See Note 2. "Significant Accounting Policies".
(2)Net purchases of treasury stock in 2020 and 2019 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(3)Distributions of our Class A shares were made from the rabbi trust to a retired director in 2020 and 2019.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Management fee received	$937,962	$902,958
Administrative services reimbursements received	279,689	296,390
Service agreement fee received	13,108	13,599
Net investment income received	18,217	16,799
Limited partnership distributions	532	1,292
Commissions paid to agents	(448,622)	(434,599)
Agents bonuses paid	(100,185)	(108,540)
Salaries and wages paid	(100,360)	(101,765)
Employee benefits paid	(15,962)	(22,085)
General operating expenses paid	(133,422)	(117,915)
Administrative services expenses paid	(298,046)	(291,136)
Income taxes paid	(25,625)	(39,863)
Interest paid	(4)	(719)
Net cash provided by operating activities	127,282	114,416

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(198,192)	(615,384)
Equity securities	(44,407)	0
Limited partnerships	(19)	(9)
Other investments	(603)	(124)
Proceeds from investments:
Available-for-sale securities sales	68,977	430,596
Available-for-sale securities maturities/calls	58,722	261,902
Equity securities	35,684	0
Limited partnerships	577	2,450
Purchase of fixed assets	(37,426)	(34,260)
Loans to agents	(2,313)	(6,947)
Collections on agent loans	3,577	3,991
Net cash (used in) provided by investing activities	(115,423)	42,215

Cash flows from financing activities
Dividends paid to shareholders	(89,881)	(83,824)
Net payments on long-term borrowings	(979)	(962)
Net cash used in financing activities	(90,860)	(84,786)

Net (decrease) increase in cash and cash equivalents	(79,001)	71,845
Cash and cash equivalents, beginning of period	336,739	266,417
Cash and cash equivalents, end of period	$257,738	$338,262

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to equity securities	$4,188	$0
Operating lease assets obtained in exchange for new operating lease liabilities	$3,440	$33,136
Liability incurred to purchase fixed assets	$814	$14,980

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

Coronavirus ("COVID-19") pandemic
On March 11, 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The significant volatility in the financial markets, economic disruption and uncertainty resulting from the COVID-19 pandemic that began in the first quarter of 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time. The Exchange’s previously announced rate reductions that become effective in the second half of 2020, coupled with the uncertain economic conditions, will likely continue to constrain the Exchange’s premium growth which would impact our management fee revenue. The Exchange’s underwriting profitability has improved largely due to declines in claims frequency. The extent and duration of changes in consumer behavior and driving patterns and the resulting impact to the Exchange’s growth and financial condition remain uncertain.

The economic conditions resulting from the COVID-19 pandemic may negatively impact the collectability of the Exchange’s premiums receivable, however no such impact has been noted through the date of this report. While our investment portfolio was negatively impacted by the volatility in the financial markets in the first quarter of 2020, market conditions partially recovered in the second quarter of 2020. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020.

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

For assets measured at amortized cost for which a current expected credit loss allowance was required, we adopted the guidance using the modified-retrospective approach. At January 1, 2020, we recorded current expected credit loss allowances related to agent loans of $0.8 million and receivables from Erie Insurance Exchange and affiliates of $0.6 million. This resulted in the recording of a cumulative effect adjustment, net of taxes, to retained earnings of $1.1 million. Our available-for-sale investments are not measured at amortized cost, and therefore do not require the use of a current expected credit loss model. Any credit losses, however, are required to be recorded as an allowance for credit losses rather than a reduction of the carrying value of the asset. For available-for-sale securities, we adopted the guidance using the prospective approach and recorded an initial allowance for credit losses of $0.6 million at March 31, 2020. The adoption of this standard did not have a material impact on our Statements of Financial Position, net income or net cash flows.

Investments
Available-for-sale securities – Fixed maturity debt securities and redeemable preferred stock are classified as available-for-sale and reported at fair value with unrealized investment gains and losses, net of income taxes, recognized in other comprehensive income. Available-for-sale securities with a remaining maturity of 12 months or less and any security that we intend to sell as of the reporting date are classified as current assets.

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

We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. In 2020, we are reviewing our transaction price allocation quarterly to consider the most current economic conditions related to the COVID-19 pandemic. These reviews have resulted in no material change to the allocation.

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

A constraining estimate exists around the management fee received as consideration related to the potential for management fee to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. In 2020, our historical cancellation rates were adjusted to include the potential for increased cancellations given the current economic conditions related to the COVID-19 pandemic. This resulted in a $3.5 million increase in the allowance for the three months ended March 31, 2020 and an additional $0.9 million increase in the allowance for the three months ended June 30, 2020 for a cumulative increase of $4.4 million for the six months ended June 30, 2020. The increases to the allowance were $2.0 million and $2.9 million for the three and six months ended June 30, 2019 primarily driven by premium growth.

This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Management fee revenue - policy issuance and renewal services, net	$483,795	$480,513	$927,545	$911,496

Management fee revenue - administrative services, net	14,813	14,195	29,584	28,146
Administrative services reimbursement revenue	151,965	146,095	303,519	288,575
Total administrative services	$166,778	$160,290	$333,103	$316,721

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2020			2019
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$81,306	46,187,808	$1.76	$87,036	46,188,994	$1.88
Dilutive effect of stock-based awards	0	14,373	—	0	24,906	—
Assumed conversion of Class B shares	671	6,100,800	—	718	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$81,977	52,302,981	$1.57	$87,754	52,314,700	$1.68
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$671	2,542	$264	$718	2,542	$283

	Six months ended June 30,
	2020			2019
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$140,146	46,188,299	$3.03	$161,730	46,188,668	$3.50
Dilutive effect of stock-based awards	0	24,568	—	0	23,903	—
Assumed conversion of Class B shares	1,157	6,100,800	—	1,335	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$141,303	52,313,667	$2.70	$163,065	52,313,371	$3.12
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,157	2,542	$455	$1,335	2,542	$525

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

Valuation techniques used to derive the fair value of our available-for-sale and equity securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3 – Unobservable inputs for the asset or liability.

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2020, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$469,655	$2,104	$462,635	$4,916
Residential mortgage-backed securities	119,599	0	119,599	0
Commercial mortgage-backed securities	106,542	0	88,476	18,066
Collateralized debt obligations	96,288	0	96,029	259
Other debt securities	12,741	0	12,741	0
Total available-for-sale securities	804,825	2,104	779,480	23,241
Equity securities - nonredeemable preferred and common stock:
Financial services sector	60,149	20,943	39,206	0
Utilities sector	7,712	4,259	3,453	0
Communications sector	3,894	3,894	0	0
Consumer sector	2,599	892	912	795
Energy sector	1,035	0	1,035	0
Total equity securities	75,389	29,988	44,606	795
Total	$880,214	$32,092	$824,086	$24,036

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$454,880	$2,683	$443,873	$8,324
Residential mortgage-backed securities	125,343	0	125,343	0
Commercial mortgage-backed securities	67,541	0	64,220	3,321
Collateralized debt obligations	77,856	0	77,856	0
Other debt securities	5,081	0	5,081	0
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities - nonredeemable preferred and common stock:
Financial services sector	53,513	14,927	38,586	0
Utilities sector	6,818	3,190	3,628	0
Communications sector	3,433	3,433	0	0
Energy sector	1,881	0	1,881	0
Industrial sector	980	0	980	0
Consumer sector	508	0	508	0
Total equity securities	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2020 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2020
Available-for-sale securities:
Corporate debt securities	$12,056	$(2)	$867	$783	$(115)	$1,142	$(9,815)	$4,916
Commercial mortgage-backed securities	7,383	(34)	268	6,891	(201)	4,334	(575)	18,066
Collateralized debt obligations	0	0	12	247	0	0	0	259
Total available-for-sale securities	19,439	(36)	1,147	7,921	(316)	5,476	(10,390)	23,241
Nonredeemable preferred stock	0	(25)	0	820	0	0	0	795
Total Level 3 securities	$19,439	$(61)	$1,147	$8,741	$(316)	$5,476	$(10,390)	$24,036

Level 3 Assets – 2020 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$5	$(511)	$2,501	$(542)	$8,037	$(12,898)	$4,916
Commercial mortgage-backed securities	3,321	(42)	120	7,203	(287)	8,891	(1,140)	18,066
Collateralized debt obligations	0	0	12	247	0	0	0	259
Total available-for-sale securities	11,645	(37)	(379)	9,951	(829)	16,928	(14,038)	23,241
Nonredeemable preferred stock	0	(25)	0	820	0	0	0	795
Total Level 3 securities	$11,645	$(62)	$(379)	$10,771	$(829)	$16,928	$(14,038)	$24,036

Level 3 Assets – 2019 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2019
Available-for-sale securities:
Corporate debt securities	$11,523	$(20)	$23	$0	$(5,841)	$2,581	$(1,893)	$6,373
Residential mortgage-backed securities	915	4	15	0	(26)	0	(908)	0
Commercial mortgage-backed securities	1,182	15	(8)	0	(1,065)	2,551	(124)	2,551
Total Level 3 available-for-sale securities	$13,620	$(1)	$30	$0	$(6,932)	$5,132	$(2,925)	$8,924

Level 3 Assets – 2019 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$(9)	$291	$734	$(6,272)	$7,394	$(8,342)	$6,373
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	13	(8)	478	(1,065)	3,257	(124)	2,551
Total Level 3 available-for-sale securities	$12,577	$8	$298	$2,133	$(7,369)	$10,651	$(9,374)	$8,924
(1)These amounts are reported as net investment income and net realized investment gains (losses) for each of the periods presented above.
(2)Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

Investments totaling $6.0 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively, were priced using a non-binding broker quote as the only pricing input and were classified within Level 3. The quantitative detail of the unobservable inputs supporting these quotes is neither provided nor reasonably available to us.  Our Level 3 assets are not material in total and, with the exception of the tables above, additional Level 3 disclosures are not provided.

Financial instruments not carried at fair value
The following table presents the carrying values and fair values of financial instruments categorized as Level 3 in the fair value hierarchy that are recorded at carrying value as of:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$65,450	$63,030	$67,696	$71,602
Long-term borrowings (2)	97,101	117,604	98,080	101,888
(1)The discount rate used to calculate fair value at June 30, 2020 is reflective of an increase in the BB+ financial yield curve due to the market volatility resulting from the COVID-19 pandemic.
(2)The discount rate used to calculate fair value at June 30, 2020 is reflective of a decline in U.S. Treasury bond yields due to the market volatility resulting from the COVID-19 pandemic.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	June 30, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$461,398	$14,508	$6,251	$469,655
Residential mortgage-backed securities	115,631	3,970	2	119,599
Commercial mortgage-backed securities	104,403	3,390	1,251	106,542
Collateralized debt obligations	98,603	281	2,596	96,288
Other debt securities	12,435	355	49	12,741
Total available-for-sale securities, net	$792,470	$22,504	$10,149	$804,825

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$450,295	$6,289	$1,704	$454,880
Residential mortgage-backed securities	124,337	1,056	50	125,343
Commercial mortgage-backed securities	67,210	479	148	67,541
Collateralized debt obligations	78,059	44	247	77,856
Other debt securities	5,049	71	39	5,081
Total available-for-sale securities, net	$724,950	$7,939	$2,188	$730,701

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2020 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$24,154	$24,233
Due after one year through five years	362,607	372,299
Due after five years through ten years	129,547	128,334
Due after ten years	276,162	279,959
Total available-for-sale securities (1)	$792,470	$804,825
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at June 30, 2020.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following table presents available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$81,468	$4,358	$8,058	$1,893	$89,526	$6,251	494
Residential mortgage-backed securities	1,407	2	0	0	1,407	2	3
Commercial mortgage-backed securities	30,808	1,251	0	0	30,808	1,251	47
Collateralized debt obligations	75,876	2,070	13,721	526	89,597	2,596	92
Other debt securities	2,780	49	0	0	2,780	49	7
Total available-for-sale securities	$192,339	$7,730	$21,779	$2,419	$214,118	$10,149	643
Quality breakdown of available-for-sale securities:
Investment grade	$135,419	$3,849	$13,721	$526	$149,140	$4,375	170
Non-investment grade	56,920	3,881	8,058	1,893	64,978	5,774	473
Total available-for-sale securities	$192,339	$7,730	$21,779	$2,419	$214,118	$10,149	643

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$25,804	$342	$15,699	$1,362	$41,503	$1,704	158
Residential mortgage-backed securities	16,712	50	0	0	16,712	50	7
Commercial mortgage-backed securities	21,981	147	372	1	22,353	148	30
Collateralized debt obligations	20,889	33	41,010	214	61,899	247	49
Other debt securities	2,350	39	0	0	2,350	39	2
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246
Quality breakdown of available-for-sale securities:
Investment grade	$76,315	$287	$46,390	$218	$122,705	$505	100
Non-investment grade	11,421	324	10,691	1,359	22,112	1,683	146
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246

Credit loss allowance on investments
As of June 30, 2020, the current expected credit loss allowance on agent loans is $1.0 million and the credit loss allowance on available-for-sale securities is $0.4 million.

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Available-for sale securities	$5,670	$5,488	$11,458	$11,649
Equity securities	901	141	1,757	282
Cash equivalents and other	1,115	2,660	3,089	5,125
Total investment income	7,686	8,289	16,304	17,056
Less: investment expenses	313	259	562	509
Investment income, net of expenses	$7,373	$8,030	$15,742	$16,547

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale securities:
Gross realized gains	$1,721	$2,062	$2,795	$4,320
Gross realized losses	(1,366)	(823)	(1,825)	(1,163)
Net realized gains on available-for-sale securities	355	1,239	970	3,157
Equity securities (1)	6,170	63	(5,252)	648
Miscellaneous	1	0	2	0
Net realized investment gains (losses)	$6,526	$1,302	$(4,280)	$3,805
(1)While our investment portfolio was negatively impacted in the first quarter of 2020 primarily due to the financial market volatility resulting from the COVID-19 pandemic, market conditions partially recovered in the second quarter of 2020, resulting in significant gains in the three months ended June 30, 2020.

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Equity securities:
Net gains (losses) recognized during the period (1)	$6,170	$63	$(5,252)	$648
Less: net gains (losses) recognized on securities sold	1,357	0	(2,157)	0
Net unrealized gains (losses) recognized on securities held at reporting date	$4,813	$63	$(3,095)	$648
(1)While our investment portfolio was negatively impacted in the first quarter of 2020 primarily due to the financial market volatility resulting from the COVID-19 pandemic, market conditions partially recovered in the second quarter of 2020, resulting in significant gains in the three months ended June 30, 2020.

Net impairments losses recognized in earnings
Upon adoption of ASU 2016-13 on January 1, 2020, impairments on available-for-sale securities that are deemed to be credit related are recognized in earnings with a corresponding available-for-sale security allowance. All unrealized losses related to factors other than credit are recorded in other comprehensive income. Prior to January 1, 2020, we had the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges was included in earnings and no impairments were recognized in other comprehensive income. See also Note 2, "Significant Accounting Policies".

Impairments on available-for-sale securities and agent loans were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale securities:
Intent to sell	$0	$84	$2,242	$162
Credit impaired	17	—	658	—
Total available-for-sale securities	17	84	2,900	162
Agent loans - expected credit losses	0	—	170	—
Net impairment losses recognized in earnings	$17	$84	$3,070	$162

Note 7.  Leases

The following table summarizes our lease assets and liabilities as of:

(in thousands)	June 30, 2020	December 31, 2019
Operating lease assets	$19,267	$22,401

Operating lease liabilities - current	$11,216	$11,289
Operating lease liabilities - long-term	7,664	10,665
Total operating lease liabilities	$18,880	$21,954

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at June 30, 2020 of $9.2 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three months ended June 30, 2020 and 2019 were $3.3 million and $3.6 million, respectively, and $6.7 million and $7.2 million for the six months ended June 30, 2020 and 2019, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $1.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of June 30, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2020.  Investments with a fair value of $124.4 million were pledged as collateral on the line at June 30, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of June 30, 2020. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at June 30, 2020.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $126.1 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of June 30, 2020. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at June 30, 2020.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2020	$1,000
2021	2,019
2022	2,109
2023	2,226
2024	2,302
Thereafter	87,445

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
The cost of our pension plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost for benefits earned	$10,874	$8,464	$21,747	$16,927
Interest cost on benefits obligation	9,394	9,826	18,789	19,653
Expected return on plan assets	(12,353)	(11,871)	(24,706)	(23,742)
Prior service cost amortization	335	348	671	697
Net actuarial loss amortization	3,031	1,278	6,062	2,556
Pension plan cost (1)	$11,281	$8,045	$22,563	$16,091
(1)The components of pension plan costs other than the service cost component are included in the line item "Other (expense) income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. Our effective tax rate was 20.0% and 20.9% for the three and six months ended June 30, 2020, respectively. The $6.8 million valuation allowance that was recognized on our net deferred tax assets at March 31, 2020, primarily related to unrealized losses on our investments, was released as of June 30, 2020 driven by the partial recovery experienced in market conditions in the second quarter of 2020. Of the total, $5.8 million was recorded in other comprehensive income and $1.0 million was recorded as an income tax benefit. The amount recognized as an income tax benefit decreased the effective tax rate by 0.9% for the three months ended June 30, 2020. Our effective tax rate was 17.2% and 19.1% for the three and six months ended June 30, 2019, respectively. Impacting our effective tax rate in the three and six months ended June 30, 2019 was the settlement of an uncertain tax position, which reduced our effective tax rate by 3.8% and 2.0%, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2020 and the year ended December 31, 2019. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2020 and the year ended December 31, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2020.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2020			June 30, 2019
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period (1)	$(27,761)	$0	$(27,761)	$(2,235)	$(470)	$(1,765)
OCI before reclassifications (1)	40,364	2,646	37,718	4,420	928	3,492
Realized investment gains	(355)	(75)	(280)	(1,239)	(260)	(979)
Impairment losses	17	4	13	84	18	66
OCI	40,026	2,575	37,451	3,265	686	2,579
AOCI (loss), end of period (1)	$12,265	$2,575	$9,690	$1,030	$216	$814

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(150,233)	$(31,550)	$(118,683)	$(154,190)	$(32,381)	$(121,809)
Amortization of prior service costs	336	70	266	348	73	275
Amortization of net actuarial loss	3,031	637	2,394	1,210	254	956
OCI	3,367	707	2,660	1,558	327	1,231
AOCI (loss), end of period	$(146,866)	$(30,843)	$(116,023)	$(152,632)	$(32,054)	$(120,578)

Total
AOCI (loss), beginning of period	$(177,994)	$(31,550)	$(146,444)	$(156,425)	$(32,851)	$(123,574)
Investment securities	40,026	2,575	37,451	3,265	686	2,579
Pension and other postretirement plans	3,367	707	2,660	1,558	327	1,231
OCI	43,393	3,282	40,111	4,823	1,013	3,810
AOCI (loss), end of period	$(134,601)	$(28,268)	$(106,333)	$(151,602)	$(31,838)	$(119,764)

	Six months ended			Six months ended
	June 30, 2020			June 30, 2019
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)
OCI before reclassifications	4,671	981	3,690	13,194	2,771	10,423
Realized investment gains	(970)	(204)	(766)	(3,157)	(663)	(2,494)
Impairment losses	2,900	609	2,291	162	34	128
OCI	6,601	1,386	5,215	10,199	2,142	8,057
AOCI (loss), end of period	$12,265	$2,575	$9,690	$1,030	$216	$814

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)
Amortization of prior service costs	672	141	531	697	146	551
Amortization of net actuarial loss	6,062	1,273	4,789	2,420	508	1,912
OCI	6,734	1,414	5,320	3,117	654	2,463
AOCI (loss), end of period	$(146,866)	$(30,843)	$(116,023)	$(152,632)	$(32,054)	$(120,578)

Total
AOCI (loss), beginning of period	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)
Investment securities	6,601	1,386	5,215	10,199	2,142	8,057
Pension and other postretirement plans	6,734	1,414	5,320	3,117	654	2,463
OCI	13,335	2,800	10,535	13,316	2,796	10,520
AOCI (loss), end of period	$(134,601)	$(28,268)	$(106,333)	$(151,602)	$(31,838)	$(119,764)
(1)As of June 30, 2020, the valuation allowance that was recognized on the deferred tax asset primarily related to unrealized losses on our investments at March 31, 2020 was fully released.

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $506.7 million and $468.6 million at June 30, 2020 and December 31, 2019, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we previously did not record a credit loss allowance to these receivables. Upon adoption of ASU 2016-13, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". There was no change to this allowance for the three and six months ended June 30, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:
•potential impacts of the COVID-19 pandemic on the growth and financial condition of the Erie Insurance Exchange ("Exchange");
•potential impacts of the COVID-19 pandemic on our operations, the business operations of our customers and/or independent agents, or our third-party vendor operations;
•dependence upon our relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;
•dependence upon our relationship with the Exchange and the growth of the Exchange, including:
◦general business and economic conditions;
◦factors affecting insurance industry competition;
◦dependence upon the independent agency system; and
◦ability to maintain our reputation for customer service;
•dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:
◦the Exchange's ability to maintain acceptable financial strength ratings;
◦factors affecting the quality and liquidity of the Exchange's investment portfolio;
◦changes in government regulation of the insurance industry;
◦emerging claims and coverage issues in the industry; and
◦severe weather conditions or other catastrophic losses, including terrorism;
•costs of providing policy issuance and renewal services to the Exchange under the subscriber's agreement;
•ability to attract and retain talented management and employees;
•ability to ensure system availability and effectively manage technology initiatives;
•difficulties with technology or data security breaches, including cyber attacks;
•ability to maintain uninterrupted business operations;

•factors affecting the quality and liquidity of our investment portfolio;
•our ability to meet liquidity needs and access capital; and
•outcome of pending and potential litigation.

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

Coronavirus ("COVID-19") pandemic
On March 11, 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The significant volatility in the financial markets, economic disruption and uncertainty resulting from the COVID-19 pandemic that began in the first quarter of 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time.

The uncertainty of the COVID-19 pandemic has caused our sole customer, the Exchange, to experience growth constraints, which impacts our management fee revenue. The Exchange experienced declines in new business in the second quarter of 2020 due to business disruptions and recessionary conditions. Continued impacts of the COVID-19 pandemic will likely be incurred in the second half of 2020 and may continue until such time as the spread of the virus is contained. The Exchange previously announced rate reductions that will reduce its premiums and our management fee revenue beginning in the second half of 2020. Also, there may be other market and/or regulatory pressures that could impact the Exchange’s operations. In the first half of 2020, within our cost of operations, we incurred increased agent incentive costs as lower claim frequency resulted in improved agent profitability. We have incurred additional technology costs in support of remote working conditions for our employees. These expenses, among others, could continue to increase as the full extent and duration of the pandemic’s impacts remain uncertain. While the financial market volatility had a negative impact on our investment portfolio in the first quarter of 2020, markets did experience a partial recovery in the second quarter of 2020, contributing to realized and unrealized gains during this period. We could experience future losses and/or impairments to the portfolio given the pandemic’s impacts on market conditions. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in the Financial Condition, Liquidity and Capital Resources, and Part II. Item 1A. "Risk Factors" related to COVID-19 contained within this report.

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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Operating income	$91,189	$96,610	(5.6)%	$176,880	$182,732	(3.2)%
Total investment income	11,553	9,652	19.7	2,358	19,447	(87.9)
Interest expense, net	2	272	NM	5	721	NM
Other (expense) income	(258)	48	NM	(624)	95	NM
Income before income taxes	102,482	106,038	(3.4)	178,609	201,553	(11.4)
Income tax expense	20,505	18,284	12.1	37,306	38,488	(3.1)
Net income	$81,977	$87,754	(6.6)%	$141,303	$163,065	(13.3)%
Net income per share – diluted	$1.57	$1.68	(6.6)%	$2.70	$3.12	(13.3)%
NM = not meaningful

Operating income decreased in both the second quarter and six months ended June 30, 2020, compared to the same periods in 2019, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 0.7% to $483.8 million in the second quarter and 1.8% to $927.5 million for the six months ended June 30, 2020, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2020 and 2019. The direct and affiliated assumed premiums written by the Exchange increased 0.5% to $2.0 billion in the second quarter of 2020 and increased 1.9% to $3.9 billion for the six months ended June 30, 2020, compared to the same periods in 2019.

Cost of operations for policy issuance and renewal services increased 2.2% to $413.9 million and 3.0% to $793.4 million in the second quarter and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to higher agent incentives driven by lower claims frequency.

Management fee revenue for administrative services increased 4.4% to $14.8 million in the second quarter of 2020 and increased 5.1% to $29.6 million for the six months ended June 30, 2020, compared to the same periods in 2019. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $152.0 million in the second quarter of 2020 and $303.5 million for the six months ended June 30, 2020, but had no net impact on operating income.

While our investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020, market conditions partially recovered in the second quarter of 2020. Total investment income increased $1.9 million in the second quarter of 2020 compared to the second quarter of 2019 primarily driven by an increase in net realized gains of $5.2 million partially offset by an increase in losses of limited partnerships of $2.7 million. Investment income decreased $17.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily driven by net realized losses of $4.3 million, impairment losses of $3.1 million and limited partnership losses of $6.0 million.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the COVID-19 pandemic. The extent and duration of the impacts to economic conditions remain uncertain as the pandemic continues to evolve. See Financial Condition, Liquidity and Capital Resources, and Part II, Item 1A. "Risk Factors" contained within this report for a discussion of the potential impacts of the COVID-19 pandemic on our operations.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2020 and 2019.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. In 2020, we are reviewing our transaction price allocation quarterly to consider the most current economic conditions related to the COVID-19 pandemic. These reviews have resulted in no material change to the allocation.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,002,753	$1,993,593	0.5%	$3,850,431	$3,778,113	1.9%
Management fee rate	24.2%	24.2%		24.2%	24.2%
Management fee revenue	484,666	482,449	0.5	931,804	914,303	1.9
Change in allowance for management fee returned on cancelled policies (1)	(871)	(1,936)	55.0	(4,259)	(2,807)	(51.7)
Management fee revenue - policy issuance and renewal services, net	$483,795	$480,513	0.7%	$927,545	$911,496	1.8%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,002,753	$1,993,593	0.5%	$3,850,431	$3,778,113	1.9%
Management fee rate	0.8%	0.8%		0.8%	0.8%
Management fee revenue	16,022	15,949	0.5	30,803	30,225	1.9
Change in contract liability (2)	(1,184)	(1,742)	32.0	(1,183)	(2,052)	42.3
Change in allowance for management fee returned on cancelled policies (1)	(25)	(12)	NM	(36)	(27)	(32.1)
Management fee revenue - administrative services, net	14,813	14,195	4.4	29,584	28,146	5.1
Administrative services reimbursement revenue	151,965	146,095	4.0	303,519	288,575	5.2
Total revenue from administrative services	$166,778	$160,290	4.0%	$333,103	$316,721	5.2%
NM = not meaningful
(1)Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion. In the three and six months ended June 30, 2020 the increase in the allowance for management fee returned on cancelled policies was driven by the potential for a greater number of mid-term cancellations as a result of the COVID-19 pandemic.
(2)Management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 0.5% to $2.0 billion in the second quarter of 2020 compared to the second quarter of 2019, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 1.1% in the second quarter of 2020 driven by continuing strong policyholder retention, compared to 2.7% in the second quarter of 2019.  The year-over-year average premium per policy for all lines of business increased 2.2% at June 30, 2020, compared to 3.4% at June 30, 2019.

Premiums generated from new business decreased 18.6% to $190 million in the second quarter of 2020 driven by shelter-at-home orders, changes in consumer behavior and driving patterns and mandatory business closures resulting from the COVID-19 pandemic. Year-over-year average premium per policy on new business decreased 0.4% at June 30, 2020 and new business polices written decreased 12.7% in the second quarter of 2020. In the second quarter of 2019, premiums generated from new business decreased 1.1% to $233 million. While year-over-year average premium per policy on new business increased 6.4% at June 30, 2019, new business polices written decreased 7.4% in the second quarter of 2019. Premiums generated from renewal business increased 3.0% to $1.8 billion in the second quarter of 2020, compared to an increase of 6.6% in the second quarter of 2019.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.5% at June 30, 2020 compared to 2.9% at June 30, 2019, respectively.

Personal lines – Total personal lines premiums written increased 0.7% to $1.4 billion in the second quarter of 2020 compared to the second quarter of 2019, driven by an increase of 1.1% in total personal lines policies in force and an increase of 1.7% in the total personal lines year-over-year average premium per policy. The impacts of the COVID-19 pandemic, including changes in consumer behavior and driving patterns, among others, impacted new personal policies written, which decreased 10.5% in the second quarter of 2020. These impacts were experienced primarily in April and May of 2020, with declines of 23.9% and 13.4%, respectively, while in June 2020 new personal policies written increased 7.0%. In the second quarter of 2019, new personal policies written decreased by 8.9%.

Commercial lines – Total commercial lines premiums written decreased 0.1% to $579 million in the second quarter of 2020 compared to the second quarter of 2019, driven by a 1.2% increase in total commercial lines policies in force and a 3.3% increase in total commercial lines year-over-year average premium per policy. New commercial business polices written decreased 24.1% in the second quarter of 2020. The significant decrease in 2020 was the result of the disruptions to businesses, including mandatory business closures, and economic conditions resulting from the COVID-19 pandemic. April and May of 2020 experienced larger declines, with new commercial business policies written decreasing 36.1% and 24.2%, respectively, while June of 2020 decreased 2.7%. In the second quarter of 2019, new commercial policies written increased 1.4%.
Future trends-premium revenue – Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. The COVID-19 pandemic may have a negative impact on the Exchange's premiums, and therefore our management fees, given recessionary economic conditions and related declines in consumer activity and demand for certain services, as well as the potential for sustained changes in driving patterns. In response to reduced exposure given lower driving activity, and to provide financial relief to policyholders as a result of the COVID-19 pandemic, the Exchange previously announced $200 million in personal and commercial auto rate reductions that will take effect at the time of policy initiations or renewal, beginning July 1, 2020. These rate reductions will reduce the Exchange's 2020 premiums written by approximately $90 million, which will result in an estimated $23 million reduction in our 2020 management fee revenue. The remaining portion of these rate reductions will impact both the Exchange's premium written and our management fee revenue in 2021. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic.

Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth. While our agents initially experienced business declines resulting from disruptions created by the COVID-19 pandemic, there have been no significant disruptions in their operations. The continued impacts of the COVID-19 pandemic could make it difficult for our independent agents to write new business and retain existing business and/or constrain our ability to recruit new agents.

The extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to this pandemic. See also Part II. Item 1A. "Risk Factors" contained within this report.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$483,795	$480,513	0.7%	$927,545	$911,496	1.8%
Service agreement revenue	6,446	6,907	(6.7)	13,108	13,599	(3.6)
	490,241	487,420	0.6	940,653	925,095	1.7
Cost of policy issuance and renewal services	413,865	405,005	2.2	793,357	770,509	3.0
Operating income - policy issuance and renewal services	$76,376	$82,415	(7.3)%	$147,296	$154,586	(4.7)%

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

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue for the three and six months ended 2020 reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019 (1)	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$278,478	$273,256	1.9%	$530,474	$516,238	2.8%
Non-commission expense:
Underwriting and policy processing	$39,891	$40,220	(0.8)%	$81,243	$78,445	3.6%
Information technology	43,155	40,847	5.7	85,313	79,994	6.7
Sales and advertising	15,770	14,193	11.1	27,245	25,202	8.1
Customer service	8,631	8,319	3.8	17,210	16,336	5.4
Administrative and other	27,940	28,170	(0.8)	51,872	54,294	(4.5)
Total non-commission expense	135,387	131,749	2.8	262,883	254,271	3.4
Total cost of policy issuance and renewal services	$413,865	$405,005	2.2%	$793,357	$770,509	3.0%
(1)Three months ended June 30, 2019 amounts have been reclassified between categories to conform to the current period presentation.

Commissions – Commissions increased $5.2 million in the second quarter of 2020 and $14.2 million for the six months ended June 30, 2020 compared to the same periods in 2019, primarily driven by increases in agent incentive compensation. The estimated agent incentive payouts at June 30, 2020 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2020. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis. The Exchange experienced a significant decrease in automobile claims frequency and related loss expense beginning in March 2020 that continued through the second quarter of 2020 driven by the impacts of the COVID-19 pandemic. If a sustained period of lower claims frequency and loss expenses occurs, our agent compensation could increase related to the profitability component of the agent incentive bonuses. While lower than historical comparative periods, the Exchange's claims frequency began to trend upward in June

2020. Growth in direct and affiliated assumed premiums written by the Exchange of 0.5% in the second quarter of 2020 and 1.9% for the six months ended June 30, 2020 also contributed to the increase in commission expenses compared to the same periods in 2019.

Non-commission expense – Non-commission expense increased $3.6 million in the second quarter of 2020 compared to the second quarter of 2019. Information technology costs increased $2.3 million driven by increases in hardware and software costs primarily to support remote work capabilities for our employees and professional fees. Sales and advertising costs increased $1.6 million primarily driven by a new program to support agent charitable giving in response to the COVID-19 pandemic. Personnel costs in all categories increased slightly as increases in salaries and wages resulting from higher vacation accruals were partially offset by lower medical expenses due to the COVID-19 pandemic.

Non-commission expense increased $8.6 million in the six months ended June 30, 2020 compared to the same period in 2019. Information technology costs increased $5.3 million primarily due to increases in hardware and software costs, professional fees, and personnel costs. Underwriting and policy processing expense increased $2.8 million primarily due to increases in personnel costs. Sales and advertising costs increased $2.0 million primarily driven by personnel costs and a new program to support agent charitable giving in response to the COVID-19 pandemic. Administrative and other costs decreased $2.4 million primarily driven by the change in the company stock price, which experienced a lower increase during the six months ended June 30, 2020 compared to the same period in 2019. Increased personnel costs in all categories included higher vacation accruals as employees took less vacation in the first six months as a result of the COVID-19 pandemic.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services, net	$14,813	$14,195	4.4%	$29,584	$28,146	5.1%
Administrative services reimbursement revenue	151,965	146,095	4.0	303,519	288,575	5.2
Total revenue allocated to administrative services	166,778	160,290	4.0	333,103	316,721	5.2
Administrative services expenses
Claims handling services	131,474	127,296	3.3	263,777	251,495	4.9
Investment management services	8,353	8,402	(0.6)	17,410	17,185	1.3
Life management services	12,138	10,397	16.7	22,332	19,895	12.2
Operating income - administrative services	$14,813	$14,195	4.4%	$29,584	$28,146	5.1%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Net investment income	$7,373	$8,030	(8.2)%	$15,742	$16,547	(4.9)%
Net realized investment gains (losses)	6,526	1,302	NM	(4,280)	3,805	NM
Net impairment losses recognized in earnings	(17)	(84)	(79.1)	(3,070)	(162)	NM
Equity in (losses) earnings of limited partnerships	(2,329)	404	NM	(6,034)	(743)	NM
Total investment income	$11,553	$9,652	19.7%	$2,358	$19,447	(87.9)%
NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses. Net investment income decreased by $0.7 million in the second quarter of 2020 and $0.8 million for the six months ended June 30, 2020, compared to the same periods in 2019. The results from both periods were primarily due to decreased income generated from cash and cash equivalents driven by lower rates and invested balances, somewhat offset by increased preferred stock dividends resulting from higher invested balances.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$355	$1,239	$970	$3,157
Equity securities	(1,840)	0	(2,528)	0
Equity securities change in fair value	8,010	63	(2,724)	648
Miscellaneous	1	0	2	0
Net realized investment gains (losses)	$6,526	$1,302	$(4,280)	$3,805

Market value adjustments of equity securities are recognized in net realized investment gains (losses) in the Statements of Operations. While net realized gains of $6.5 million in the second quarter of 2020 reflected a partial financial market recovery, net realized losses of $4.3 million for the six months ended June 30, 2020 reflect an overall decrease as a result of the COVID-19 pandemic driven by the significant volatility in the first quarter of 2020. Net realized gains during the second quarter and six months ended June 30, 2019 were primarily driven by gains from sales of available-for-sale securities.

Net impairment losses recognized in earnings
Improvements in market conditions during the second quarter of 2020 resulted in lower impairment losses. Net impairment losses recognized on available-for-sale securities during the six months ended June 30, 2020 include $2.2 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. The remaining impairments include the change in the current expected credit loss allowance related to our agent loans. The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses on our available-for-sale securities during the first six months of 2020 compared to the same period in 2019.

Equity in (losses) earnings of limited partnerships
Limited partnership results for both the second quarter and six months ended June 30, 2020 compared to the second quarter and six months ended June 30, 2019 were due primarily to increased losses in the private equity sector.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On July 8, 2020, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2019, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 1.9% to $3.9 billion for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.4 billion at June 30, 2020, $9.5 billion at December 31, 2019, and $9.0 billion at June 30, 2019. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at June 30, 2020, 90.0% at December 31, 2019, and 90.2% at June 30, 2019.

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

FINANCIAL CONDITION

The financial market conditions resulting from the COVID-19 pandemic partially recovered in the second quarter of 2020 which resulted in a favorable impact on our investment portfolio; however, we could experience further reductions in the market value of our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2020	% to total	December 31, 2019	% to total
	(Unaudited)
Fixed maturities	$804,825	83%	$730,701	82%
Equity securities:
Preferred stock	73,973	8	64,752	7
Common stock	1,416	0	2,381	0
Limited partnerships	15,463	2	26,775	3
Agent loans (1)	65,450	7	67,696	8
Other investments	2,046	0	1,430	0
Total investments	$963,173	100%	$893,735	100%
(1)The current portion of agent loans is included with prepaid expenses and other current assets in the Statements of Financial Position.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, totaled $9.8 million at June 30, 2020, compared to net unrealized gains of $4.5 million at December 31, 2019.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	June 30, 2020 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,300	$1,152	$6,948	$11,400
Communications	0	8,910	8,696	8,305	16,928	42,839
Consumer	0	3,256	19,773	56,455	32,864	112,348
Diversified	0	0	0	1,057	497	1,554
Energy	0	4,207	4,707	14,016	11,848	34,778
Financial	0	1,021	59,803	100,623	10,389	171,836
Industrial	0	0	10,182	10,271	12,490	32,943
Structured securities (2)	126,862	174,840	24,716	8,752	0	335,170
Technology	0	3,140	10,197	14,073	7,976	35,386
Utilities	0	0	3,923	16,815	5,833	26,571
Total	$126,862	$195,374	$145,297	$231,519	$105,773	$804,825
(1)Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.
(2)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity securities
Equity securities consist of nonredeemable preferred and common stock and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	June 30, 2020		December 31, 2019
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communication	$2,478	$1.416	$1,052	$2,381
Consumer	2,599	0	508	0
Energy	1,035	0	1,881	0
Financial services	60,149	0	53,513	0
Industrial	0	0	980	0
Utilities	7,712	0	6,818	0
Total	$73,973	$1,416	$64,752	$2,381

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first half of 2020. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. There is potential that the funding requirements for our costs of operations will increase related to agent compensation and technology costs, among others. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview and Part II. Item 1A. "Risk Factors" contained within this report.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$127,282	$114,416
Net cash (used in) provided by investing activities	(115,423)	42,215
Net cash used in financing activities	(90,860)	(84,786)
Net (decrease) increase in cash and cash equivalents	$(79,001)	$71,845

Net cash provided by operating activities was $127.3 million in the first six months of 2020, compared to $114.4 million in the first six months of 2019. Increased cash provided by operating activities in the six months of 2020 was primarily due to an increase of $35.0 million in management fee received driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in income taxes paid of $14.2 million driven by lower taxable income compared to the same period in 2019. Offsetting the increase in cash provided by operating activities was a decrease in administrative services reimbursement received of $16.7 million and an increase in cash paid for agent commissions of $14.0 million due to higher scheduled commissions driven by premium growth in the six months of 2020 compared to the same period in 2019.

Net cash used in investing activities was $115.4 million in the first six months of 2020, compared to net cash provided by investment activities of $42.2 million in the same period in 2019. In the first six months of 2019, we generated more proceeds from investment sales and maturities/calls, which were somewhat offset by higher purchases of available-for-sale securities due to portfolio rebalancing compared to the same period in 2020. Fixed asset purchases increased $3.2 million over the prior year driven by increases in technology investments, partially offset by decreases in costs related to the home office expansion. We have a commitment for the remaining costs related to the construction of the building that will serve as part of our principal headquarters. Of the total expected cost of $114 million, which was funded primarily by the senior secured draw term loan credit facility, $100.5 million of costs have been paid as of June 30, 2020.

Net cash used in financing activities totaled $90.9 million in the first six months of 2020, compared to $84.8 million in the first six months of 2019. The increase in cash used was due to dividends paid to shareholders. Dividends paid to shareholders totaled $89.9 million in the first six months of 2020 and $83.8 million in the first six months of 2019. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2020, compared to 2019.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities also include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $1.0 million will be paid during the remainder of 2020.

There were no repurchases of our Class A nonvoting common stock in the first six months of 2020 and 2019 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2020, based upon trade date.

During the six months ended June 30, 2020, we purchased 26,410 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.6 million. Of this amount, we purchased 1,787 shares for $0.3 million, or $165.82 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 3,216 shares for $0.5 million, or $162.53 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 21,407 shares were purchased at a total cost of $3.8 million, or $178.34 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of June 30, 2020.

During the six months ended June 30, 2019, we purchased 11,964 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.0 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 4,465 shares for $0.9 million, or $190.59 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 4,253 shares were purchased at a total cost of $0.7 million, or $175.64 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of June 30, 2019.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $257.7 million at June 30, 2020, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred and common stock and investment grade bonds, which totaled approximately $532.3 million at June 30, 2020.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2020. Investments with a fair value of $124.4 million were pledged as collateral on the line at June 30, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of June 30, 2020, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

While there were no material changes to our reported market risks during the six months ended June 30, 2020, there were significant disruptions in the financial markets during the first quarter of 2020 that have affected prices for many securities due to increased economic uncertainty resulting from the COVID-19 pandemic. While increased economic uncertainty remains, market conditions partially recovered in the second quarter of 2020, including improved liquidity and tightening of credit spreads.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The significant volatility in the financial markets, economic disruption and uncertainty resulting from the COVID-19 pandemic that began in the first quarter of 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time. Efforts to contain the spread of the virus included the closure of nonessential businesses and stay at home orders. The resulting effects, including a decline in consumer activity, lower demand for certain services, high unemployment, and payroll declines may cause customers to modify coverages, not renew or cancel policies, which may have a negative impact on the Exchange’s written premiums, and therefore our management fees. While certain coverage modifications were experienced in the first half of 2020, primarily related to reduced usage/mileage in the private passenger automobile line of business, the modifications did not result in a material impact to the Exchange’s written premiums, however, the extent and duration of the effects on future customer demand and buying practices remains uncertain. A specific action taken by the Exchange both in response to changes in exposure as less driving occurs and to provide financial relief to the policyholders will result in a certain reduction to Exchange written premiums. In a Form 8-K filed with the SEC on April 9, 2020, the Exchange and its subsidiaries announced an estimated $200 million in personal and commercial auto rate reductions effective beginning July 1, 2020 at the time of new policy issuance or policy renewal. The estimated impact of these rate reductions on 2020 premiums written by the Exchange is a reduction of approximately $90 million, which will result in an estimated $23 million reduction in our management fee revenue. The remaining reduction will impact both the Exchanges’ written premium and our management fee revenue in 2021. An additional action taken by the Exchange that does not impact Indemnity was the announcement of a policyholder dividend to be paid directly to personal and commercial auto policyholders equal to approximately 30% of their premium for two months. Longer term, there could be sustained changes in driving patterns if working remotely becomes more common and accepted, potentially having a negative impact on premium revenues.

The Exchange is represented by independent agencies that serve as its sole distribution channel. The economic impact of the pandemic on independent agents’ business operations or systems capabilities could make it difficult for independent agents to write new business and retain existing business and/or constrain the ability to recruit new agents, thereby impeding premium growth. Additionally, if independent agents are not able to work remotely or are affected by an outbreak of the virus, this could adversely impact their operations and their ability to write new business and provide service to existing policyholders. More broadly, independent agents may face challenges sustaining their own business operations and financial conditions as small businesses faced with deteriorating economic conditions that could result in business closure thereby reducing the agency force of the Exchange. Further, the COVID-19 pandemic could be an accelerant to shifting consumer behaviors toward increased digital interactions.

The unknown risks related to the COVID-19 pandemic may cause additional uncertainty in the process of estimating loss and loss adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements, and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, the Exchange's estimated level of loss and loss adjustment expense reserves may change.

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

While the Exchange’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions partially recovered in the second quarter of 2020. The value of the Exchange’s invested assets could be adversely impacted and there is potential for further impairments on its investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

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

If the COVID-19 pandemic results in conditions that constrain the Exchange’s ability to grow its written premiums, our management fee revenue could be negatively impacted. We expect that certain expenses within our cost of operations will increase as a result of the pandemic, including but not limited to agent compensation, technology costs, and potentially healthcare costs, among others. Our agent incentive bonuses include a profitability component. If claims frequency and loss expenses continue to decline, the profitability component of our agent incentive bonuses will continue to improve, increasing our agent compensation costs. Technology costs may increase as a result of supporting remote work capabilities for our employees. There is a potential for increased healthcare costs for treatments of the COVID-19 virus if a significant number of our employees and/or their dependents were to become infected. Also, future pension costs could increase as a result of a lower discount rate or investment returns related to the adverse market conditions caused by the COVID-19 pandemic.

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

While Indemnity’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions partially recovered in the second quarter of 2020. The value of our invested assets could be adversely impacted and there is potential for further impairments in our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on our business, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the six months ending June 30, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2020.

During the quarter ending June 30, 2020, we purchased 19,456 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $3.6 million. We purchased 45 shares for $8 thousand, or $172.12 per share, in May 2020 and 17,818 shares for $3.3 million, or $184.42 per share, in June 2020 to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in May and June 2020. The remaining 1,593 shares were purchased in May 2020 at a total cost of $0.3 million, or $172.12 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in May 2020.

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

Erie Indemnity Company
(Registrant)

Date:	July 30, 2020	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO