Form 10-Q
period 2020-09-30
ERIE INDEMNITY CO
filed 2020-10-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 23, 2020.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 23, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$484,551	$474,427	$1,412,096	$1,385,923
Management fee revenue - administrative services, net	14,910	14,430	44,494	42,576
Administrative services reimbursement revenue	147,710	142,730	451,229	431,305
Service agreement revenue	6,310	7,155	19,418	20,754
Total operating revenue	653,481	638,742	1,927,237	1,880,558

Operating expenses
Cost of operations - policy issuance and renewal services	409,546	390,105	1,202,903	1,160,614
Cost of operations - administrative services	147,710	142,730	451,229	431,305
Total operating expenses	557,256	532,835	1,654,132	1,591,919
Operating income	96,225	105,907	273,105	288,639

Investment income
Net investment income	7,030	8,652	22,772	25,199
Net realized investment gains	5,915	1,696	1,635	5,501
Net impairment losses recognized in earnings	(122)	(31)	(3,192)	(193)
Equity in earnings (losses) of limited partnerships	3,615	3,289	(2,419)	2,546
Total investment income	16,438	13,606	18,796	33,053

Interest expense, net	3	111	8	832
Other (expense) income	(964)	100	(1,588)	195
Income before income taxes	111,696	119,502	290,305	321,055
Income tax expense	22,480	25,333	59,786	63,821
Net income	$89,216	$94,169	$230,519	$257,234

Net income per share
Class A common stock – basic	$1.92	$2.02	$4.95	$5.52
Class A common stock – diluted	$1.71	$1.80	$4.41	$4.92
Class B common stock – basic	$287	$303	$742	$829
Class B common stock – diluted	$287	$303	$742	$828

Weighted average shares outstanding – Basic
Class A common stock	46,189,030	46,189,006	46,188,544	46,188,767
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,310,429	52,325,125	52,312,588	52,317,275
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.965	$0.90	$2.895	$2.70
Class B common stock	$144.75	$135.00	$434.25	$405.00

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$89,216	$94,169	$230,519	$257,234

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	6,143	2,330	11,358	10,387
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	2,659	1,231	7,979	3,694
Total other comprehensive income, net of tax	8,802	3,561	19,337	14,081
Comprehensive income	$98,018	$97,730	$249,856	$271,315

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$216,355	$336,739
Available-for-sale securities	13,429	32,810
Equity securities	0	2,381
Receivables from Erie Insurance Exchange and affiliates, net	501,192	468,636
Prepaid expenses and other current assets	52,008	44,943
Federal income taxes recoverable	3,965	462
Accrued investment income	5,973	5,433
Total current assets	792,922	891,404

Available-for-sale securities, net	894,625	697,891
Equity securities	94,435	64,752
Limited partnership investments	10,006	26,775
Fixed assets, net	254,908	221,379
Agent loans, net	58,339	60,978
Deferred income taxes, net	21,618	17,186
Other assets	32,489	35,875
Total assets	$2,159,342	$2,016,240

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$275,594	$262,963
Agent bonuses	85,709	96,053
Accounts payable and accrued liabilities	148,075	134,957
Dividends payable	44,940	44,940
Contract liability	37,420	35,938
Deferred executive compensation	12,701	10,882
Current portion of long-term borrowings	2,021	1,979
Total current liabilities	606,460	587,712

Defined benefit pension plans	169,358	145,659
Long-term borrowings	94,337	95,842
Contract liability	19,140	18,435
Deferred executive compensation	11,335	13,734
Other long-term liabilities	11,495	21,605
Total liabilities	912,125	882,987

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,487	16,483
Accumulated other comprehensive loss	(97,531)	(116,868)
Retained earnings	2,472,181	2,377,558
Total contributed capital and retained earnings	2,393,307	2,279,343
Treasury stock, at cost; 22,110,132 shares held	(1,162,917)	(1,158,910)
Deferred compensation	16,827	12,820
Total shareholders’ equity	1,247,217	1,133,253
Total liabilities and shareholders’ equity	$2,159,342	$2,016,240

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2020
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (1)					(1,075)			(1,075)
Net income					59,326			59,326
Other comprehensive loss				(29,576)				(29,576)
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			4			0		4
Deferred compensation						(772)	772	0
Balance, March 31, 2020	$1,992	$178	$16,487	$(146,444)	$2,390,869	$(1,159,682)	$13,592	$1,116,992
Net income					81,977			81,977
Other comprehensive income				40,111				40,111
Dividends declared:
Class A $0.965 per share					(44,573)			(44,573)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			0			0		0
Deferred compensation						(3,568)	3,568	0
Rabbi trust distribution (3)						704	(704)	0
Balance, June 30, 2020	$1,992	$178	$16,487	$(106,333)	$2,427,905	$(1,162,546)	$16,456	$1,194,139
Net income					89,216			89,216
Other comprehensive income				8,802				8,802
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (2)			0			0		0
Deferred compensation						(371)	371	0
Balance, September 30, 2020	$1,992	$178	$16,487	$(97,531)	$2,472,181	$(1,162,917)	$16,827	$1,247,217

(1)The cumulative effect adjustment is related to the implementation of new credit loss allowance accounting guidance effective January 1, 2020. See Note 2. "Significant Accounting Policies".
(2)Net purchases of treasury stock in 2020 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(3)Distributions of our Class A shares were made from the rabbi trust to a retired director in 2020.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2019
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					75,311			75,311
Other comprehensive income				6,710				6,710
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(1,154)	1,154	0
Balance, March 31, 2019	$1,992	$178	$16,483	$(123,574)	$2,264,815	$(1,158,779)	$12,689	$1,013,804
Net income					87,754			87,754
Other comprehensive income				3,810				3,810
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(344)			(344)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(443)	443	0
Rabbi trust distribution (2)						922	(922)	0
Balance, June 30, 2019	$1,992	$178	$16,483	$(119,764)	$2,310,655	$(1,158,300)	$12,210	$1,063,454
Net income					94,169			94,169
Other comprehensive loss				3,561				3,561
Dividends declared:
Class A $0.90 per share					(41,570)			(41,570)
Class B $135.00 per share					(343)			(343)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(320)	320	0
Balance, September 30, 2019	$1,992	$178	$16,483	$(116,203)	$2,362,911	$(1,158,620)	$12,530	$1,119,271

(1)Net purchases of treasury stock in 2019 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to a retired director in 2019.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Management fee received	$1,434,070	$1,387,877
Administrative services reimbursements received	432,133	420,697
Service agreement fee received	19,418	20,754
Net investment income received	26,066	25,461
Limited partnership distributions	751	1,596
Commissions paid to agents	(696,447)	(669,618)
Agents bonuses paid	(104,301)	(112,262)
Salaries and wages paid	(146,420)	(138,279)
Employee benefits paid	(24,067)	(31,926)
General operating expenses paid	(193,613)	(179,799)
Administrative services expenses paid	(440,531)	(424,919)
Income taxes paid	(72,576)	(60,863)
Interest paid	(5)	(853)
Net cash provided by operating activities	234,478	237,866

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(338,093)	(852,886)
Equity securities	(66,847)	(46,536)
Limited partnerships	(20)	(20)
Other investments	(768)	(252)
Proceeds from investments:
Available-for-sale securities sales	89,264	655,519
Available-for-sale securities maturities/calls	92,731	282,846
Equity securities	55,000	4,505
Limited partnerships	589	3,600
Purchase of fixed assets	(52,289)	(68,363)
Loans to agents	(3,773)	(16,458)
Collections on agent loans	5,635	5,804
Net cash used in investing activities	(218,571)	(32,241)

Cash flows from financing activities
Dividends paid to shareholders	(134,821)	(125,737)
Net payments on long-term borrowings	(1,470)	(1,433)
Net cash used in financing activities	(136,291)	(127,170)

Net (decrease) increase in cash and cash equivalents	(120,384)	78,455
Cash and cash equivalents, beginning of period	336,739	266,417
Cash and cash equivalents, end of period	$216,355	$344,872

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to equity securities	$13,041	$0
Operating lease assets obtained in exchange for new operating lease liabilities	$4,107	$33,678
Liability incurred to purchase fixed assets	$496	$8,286

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

Coronavirus ("COVID-19") pandemic
On March 11, 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The significant volatility in the financial markets, economic disruption and uncertainty resulting from the COVID-19 pandemic that began in the first quarter of 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time. The Exchange’s previously announced rate reductions that became effective in the second half of 2020, coupled with the uncertain economic conditions, will likely continue to constrain the Exchange’s premium growth which will impact our management fee revenue. The Exchange’s underwriting profitability has improved largely due to declines in claims frequency. The extent and duration of changes in consumer behavior and driving patterns and the resulting impact to the Exchange’s growth and financial condition remain uncertain.

The economic conditions resulting from the COVID-19 pandemic may negatively impact the collectability of the Exchange’s premiums receivable, however no significant impact has been noted through the date of this report. While our investment portfolio was negatively impacted by the volatility in the financial markets in the first quarter of 2020, markets substantially recovered during the second and third quarters of 2020. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020.

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

Agent loans
Agent loans, the majority of which are senior secured, are carried at unpaid principal balance with interest recorded in investment income as earned. The current portion of agent loans is recorded in prepaid expenses and other current assets. The adoption of ASU 2016-13 on January 1, 2020 requires the recording of a current expected credit loss allowance on these loans. The allowance is estimated using available loss history and/or external loss rates based on comparable loan losses and considers current conditions and forecasted information. When establishing the expected credit loss allowance upon implementation of ASU 2016-13, a cumulative effect adjustment was recorded to beginning retained earnings. Future changes to the allowance will be recognized in earnings as adjustments to net impairment losses. Prior to the adoption of ASU 2016-13, we did not record an allowance for credit losses as the majority of these loans are senior secured and have had insignificant default amounts. In the second quarter of 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program upon execution of each loan. In the third quarter of 2020, loans executed under the agreement totaled $3.1 million, of which our portion of the loans is $0.9 million, and the related guarantee is $0.7 million. Our portion of these loans and the related current expected credit loss allowance are recorded in the same manner as our direct agent loans.

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

A constraining estimate exists around the management fee received as consideration related to the potential for management fee to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. In 2020, our historical cancellation rates were adjusted to include the potential for increased cancellations given the current economic conditions related to the COVID-19 pandemic. The result was a decrease to the allowance of $0.8 million for the three months ended September 30, 2020 and an increase to the allowance of $3.6 million for the nine months ended September 30, 2020. There was no change to the allowance for the three months ended September 30, 2019 and an increase of $2.9 million for the nine months ended September 30, 2019 primarily driven by premium growth.

This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Management fee revenue - policy issuance and renewal services, net	$484,551	$474,427	$1,412,096	$1,385,923

Management fee revenue - administrative services, net	14,910	14,430	44,494	42,576
Administrative services reimbursement revenue	147,710	142,730	451,229	431,305
Total administrative services	$162,620	$157,160	$495,723	$473,881

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2020			2019
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$88,486	46,189,030	$1.92	$93,398	46,189,006	$2.02
Dilutive effect of stock-based awards	0	20,599	—	0	35,319	—
Assumed conversion of Class B shares	730	6,100,800	—	771	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$89,216	52,310,429	$1.71	$94,169	52,325,125	$1.80
Class B – Basic EPS:
Income available to Class B stockholders	$730	2,542	$287	$771	2,542	$303
Class B – Diluted EPS:
Income available to Class B stockholders	$730	2,542	$287	$770	2,542	$303

	Nine months ended September 30,
	2020			2019
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$228,632	46,188,544	$4.95	$255,128	46,188,767	$5.52
Dilutive effect of stock-based awards	0	23,244	—	0	27,708	—
Assumed conversion of Class B shares	1,887	6,100,800	—	2,106	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$230,519	52,312,588	$4.41	$257,234	52,317,275	$4.92
Class B – Basic EPS:
Income available to Class B stockholders	$1,887	2,542	$742	$2,106	2,542	$829
Class B – Diluted EPS:
Income available to Class B stockholders	$1,887	2,542	$742	$2,105	2,542	$828

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2020, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$547,877	$2,689	$538,158	$7,030
Residential mortgage-backed securities	123,726	0	112,880	10,846
Commercial mortgage-backed securities	113,214	0	62,981	50,233
Collateralized debt obligations	106,921	0	106,921	0
Other debt securities	16,316	0	16,316	0
Total available-for-sale securities	908,054	2,689	837,256	68,109
Equity securities - nonredeemable preferred stock:
Financial services sector	78,453	23,770	52,543	2,140
Utilities sector	9,250	4,639	4,611	0
Communications sector	2,623	2,623	0	0
Consumer sector	2,269	419	985	865
Energy sector	1,067	0	1,067	0
Industrial sector	773	773	0	0
Total equity securities	94,435	32,224	59,206	3,005
Total	$1,002,489	$34,913	$896,462	$71,114

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$454,880	$2,683	$443,873	$8,324
Residential mortgage-backed securities	125,343	0	125,343	0
Commercial mortgage-backed securities	67,541	0	64,220	3,321
Collateralized debt obligations	77,856	0	77,856	0
Other debt securities	5,081	0	5,081	0
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities - nonredeemable preferred and common stock:
Financial services sector	53,513	14,927	38,586	0
Utilities sector	6,818	3,190	3,628	0
Communications sector	3,433	3,433	0	0
Energy sector	1,881	0	1,881	0
Industrial sector	980	0	980	0
Consumer sector	508	0	508	0
Total equity securities	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2020 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2020
Available-for-sale securities:
Corporate debt securities	$4,916	$4	$157	$2,258	$(198)	$1,644	$(1,751)	$7,030
Residential mortgage-backed securities	0	0	0	287	0	10,559	0	10,846
Commercial mortgage-backed securities	18,066	(47)	351	2,077	0	29,786	0	50,233
Collateralized debt obligations	259	0	(9)	0	0	0	(250)	0
Total available-for-sale securities	23,241	(43)	499	4,622	(198)	41,989	(2,001)	68,109
Nonredeemable preferred stock	795	194	0	2,016	0	0	0	3,005
Total Level 3 securities	$24,036	$151	$499	$6,638	$(198)	$41,989	$(2,001)	$71,114

Level 3 Assets – 2020 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$9	$(354)	$4,759	$(740)	$9,681	$(14,649)	$7,030
Residential mortgage-backed securities	0	0	0	287	0	10,559	0	10,846
Commercial mortgage-backed securities	3,321	(89)	471	9,281	(287)	38,677	(1,141)	50,233
Collateralized debt obligations	0	0	3	247	0	0	(250)	0
Total available-for-sale securities	11,645	(80)	120	14,574	(1,027)	58,917	(16,040)	68,109
Nonredeemable preferred stock	0	169	0	2,836	0	0	0	3,005
Total Level 3 securities	$11,645	$89	$120	$17,410	$(1,027)	$58,917	$(16,040)	$71,114

Level 3 Assets – 2019 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2019
Available-for-sale securities:
Corporate debt securities	$6,373	$16	$(92)	$549	$(507)	$1,850	$(1,131)	$7,058
Commercial mortgage-backed securities	2,551	(6)	2	0	(3)	2,846	(683)	4,707
Collateralized debt obligations	0	0	0	2,300	0	0	0	2,300
Total Level 3 available-for-sale securities	$8,924	$10	$(90)	$2,849	$(510)	$4,696	$(1,814)	$14,065

Level 3 Assets – 2019 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$7	$199	$1,283	$(6,779)	$9,244	$(9,473)	$7,058
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	7	(6)	478	(1,068)	6,103	(807)	4,707
Collateralized debt obligations	0	0	0	2,300	0	0	0	2,300
Total Level 3 available-for-sale securities	$12,577	$18	$208	$4,982	$(7,879)	$15,347	$(11,188)	$14,065
(1)These amounts are reported as net investment income and net realized investment gains (losses) for each of the periods presented above.
(2)Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Quantitative and Qualitative Disclosures about Unobservable Inputs

Investments totaling $12.0 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively, were priced using a non-binding broker quote as the only pricing input and were classified within Level 3. The quantitative detail of the unobservable inputs supporting these quotes is neither provided nor reasonably available to us.

Financial instruments not carried at fair value
The following table presents the carrying values and fair values of financial instruments categorized as Level 3 in the fair value hierarchy that are recorded at carrying value as of:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$64,852	$66,345	$67,696	$71,602
Long-term borrowings (2)	96,610	116,865	98,080	101,888
(1)The discount rate used to calculate fair value at September 30, 2020 is reflective of an increase in the BB+ financial yield curve due to the market volatility resulting from the COVID-19 pandemic.
(2)The discount rate used to calculate fair value at September 30, 2020 is reflective of a decline in U.S. Treasury bond yields due to the market volatility resulting from the COVID-19 pandemic.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	September 30, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$534,902	$16,904	$3,929	$547,877
Residential mortgage-backed securities	120,268	3,470	12	123,726
Commercial mortgage-backed securities	109,187	4,420	393	113,214
Collateralized debt obligations	107,787	373	1,239	106,921
Other debt securities	15,792	542	18	16,316
Total available-for-sale securities, net	$887,936	$25,709	$5,591	$908,054

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$450,295	$6,289	$1,704	$454,880
Residential mortgage-backed securities	124,337	1,056	50	125,343
Commercial mortgage-backed securities	67,210	479	148	67,541
Collateralized debt obligations	78,059	44	247	77,856
Other debt securities	5,049	71	39	5,081
Total available-for-sale securities, net	$724,950	$7,939	$2,188	$730,701

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2020 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$13,157	$13,229
Due after one year through five years	419,336	431,758
Due after five years through ten years	160,245	161,148
Due after ten years	295,198	301,919
Total available-for-sale securities (1)	$887,936	$908,054
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at September 30, 2020.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following table presents available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$116,649	$2,493	$8,236	$1,436	$124,885	$3,929	437
Residential mortgage-backed securities	17,274	12	0	0	17,274	12	11
Commercial mortgage-backed securities	19,076	393	0	0	19,076	393	29
Collateralized debt obligations	78,166	998	11,992	241	90,158	1,239	97
Other debt securities	1,057	18	0	0	1,057	18	4
Total available-for-sale securities	$232,222	$3,914	$20,228	$1,677	$252,450	$5,591	578
Quality breakdown of available-for-sale securities:
Investment grade	$184,738	$1,916	$11,992	$241	$196,730	$2,157	178
Non-investment grade	47,484	1,998	8,236	1,436	55,720	3,434	400
Total available-for-sale securities	$232,222	$3,914	$20,228	$1,677	$252,450	$5,591	578

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$25,804	$342	$15,699	$1,362	$41,503	$1,704	158
Residential mortgage-backed securities	16,712	50	0	0	16,712	50	7
Commercial mortgage-backed securities	21,981	147	372	1	22,353	148	30
Collateralized debt obligations	20,889	33	41,010	214	61,899	247	49
Other debt securities	2,350	39	0	0	2,350	39	2
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246
Quality breakdown of available-for-sale securities:
Investment grade	$76,315	$287	$46,390	$218	$122,705	$505	100
Non-investment grade	11,421	324	10,691	1,359	22,112	1,683	146
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246

Credit loss allowance on investments
As of September 30, 2020, the current expected credit loss allowance on agent loans is $1.0 million and the credit loss allowance on available-for-sale securities is $0.4 million.

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Available-for sale securities	$5,353	$5,449	$16,811	$17,098
Equity securities	1,178	452	2,935	734
Cash equivalents and other	1,009	2,900	4,098	8,025
Total investment income	7,540	8,801	23,844	25,857
Less: investment expenses	510	149	1,072	658
Investment income, net of expenses	$7,030	$8,652	$22,772	$25,199

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale securities:
Gross realized gains	$604	$1,320	$3,399	$5,640
Gross realized losses	(467)	(248)	(2,292)	(1,411)
Net realized gains on available-for-sale securities	137	1,072	1,107	4,229
Equity securities	5,777	624	525	1,272
Miscellaneous	1	0	3	0
Net realized investment gains	$5,915	$1,696	$1,635	$5,501

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Equity securities:
Net gains recognized during the period	$5,777	$624	$525	$1,272
Less: net gains (losses) recognized on securities sold	1,796	47	(1,009)	47
Net unrealized gains recognized on securities held at reporting date	$3,981	$577	$1,534	$1,225

Net impairment losses recognized in earnings
Upon adoption of ASU 2016-13 on January 1, 2020, impairments on available-for-sale securities that are deemed to be credit related are recognized in earnings with a corresponding available-for-sale security allowance. All unrealized losses related to factors other than credit are recorded in other comprehensive income. Prior to January 1, 2020, we had the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges was included in earnings and no impairments were recognized in other comprehensive income. See also Note 2, "Significant Accounting Policies".

Impairments on available-for-sale securities and agent loans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Available-for-sale securities:
Intent to sell	$37	$31	$2,279	$193
Credit impaired	85	—	743	—
Total available-for-sale securities	122	31	3,022	193
Agent loans - expected credit losses	0	—	170	—
Net impairment losses recognized in earnings	$122	$31	$3,192	$193

Note 7.  Leases

The following table summarizes our lease assets and liabilities as of:

(in thousands)	September 30, 2020	December 31, 2019
Operating lease assets	$16,844	$22,401

Operating lease liabilities - current	$10,735	$11,289
Operating lease liabilities - long-term	5,766	10,665
Total operating lease liabilities	$16,501	$21,954

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at September 30, 2020 of $7.8 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021.

Operating lease costs for the three months ended September 30, 2020 and 2019 were $3.2 million and $3.5 million, respectively, and $9.9 million and $10.7 million for the nine months ended September 30, 2020 and 2019, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $1.3 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 8.  Borrowing Arrangements

Bank line of credit
As of September 30, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2020.  Investments with a fair value of $124.6 million were pledged as collateral on the line at September 30, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of September 30, 2020. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at September 30, 2020.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $126.2 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of September 30, 2020. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at September 30, 2020.

The remaining unpaid balance from the Credit Facility is reported at carrying value on our Statements of Financial Position, net of unamortized loan origination and commitment fees. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2020	$520
2021	2,020
2022	2,110
2023	2,226
2024	2,303
Thereafter	87,431

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
The cost of our pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost for benefits earned	$10,873	$8,463	$32,620	$25,390
Interest cost on benefits obligation	9,395	9,827	28,184	29,480
Expected return on plan assets	(12,353)	(11,872)	(37,059)	(35,614)
Prior service cost amortization	336	349	1,007	1,046
Net actuarial loss amortization	3,031	1,279	9,093	3,835
Pension plan cost (1)	$11,282	$8,046	$33,845	$24,137
(1)The components of pension plan costs other than the service cost component are included in the line item "Other (expense) income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2020 and 2019, our effective tax rate was 20.1% and 21.2%, respectively, and for the nine months ended September 30, 2020 and 2019 our effective tax rate was 20.6% and 19.9%, respectively. Impacting our effective tax rate in the nine months ended September 30, 2019 was the settlement of an uncertain tax position, which reduced our effective tax rate by 1.3%.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2020 and the year ended December 31, 2019. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2020 and the year ended December 31, 2019. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2020.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2020			September 30, 2019
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$12,265	$2,575	$9,690	$1,030	$216	$814
OCI before reclassifications	7,792	1,636	6,156	3,991	838	3,153
Realized investment gains	(137)	(28)	(109)	(1,072)	(225)	(847)
Impairment losses	122	26	96	31	7	24
OCI	7,777	1,634	6,143	2,950	620	2,330
AOCI, end of period	$20,042	$4,209	$15,833	$3,980	$836	$3,144

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(146,866)	$(30,843)	$(116,023)	$(152,632)	$(32,054)	$(120,578)
Amortization of prior service costs	335	70	265	349	74	275
Amortization of net actuarial loss	3,031	637	2,394	1,210	254	956
OCI	3,366	707	2,659	1,559	328	1,231
AOCI (loss), end of period	$(143,500)	$(30,136)	$(113,364)	$(151,073)	$(31,726)	$(119,347)

Total
AOCI (loss), beginning of period	$(134,601)	$(28,268)	$(106,333)	$(151,602)	$(31,838)	$(119,764)
Investment securities	7,777	1,634	6,143	2,950	620	2,330
Pension and other postretirement plans	3,366	707	2,659	1,559	328	1,231
OCI	11,143	2,341	8,802	4,509	948	3,561
AOCI (loss), end of period	$(123,458)	$(25,927)	$(97,531)	$(147,093)	$(30,890)	$(116,203)

	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)
OCI before reclassifications	12,463	2,617	9,846	17,185	3,609	13,576
Realized investment gains	(1,107)	(232)	(875)	(4,229)	(888)	(3,341)
Impairment losses	3,022	635	2,387	193	41	152
OCI	14,378	3,020	11,358	13,149	2,762	10,387
AOCI, end of period	$20,042	$4,209	$15,833	$3,980	$836	$3,144

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)
Amortization of prior service costs	1,007	211	796	1,046	220	826
Amortization of net actuarial loss	9,093	1,910	7,183	3,630	762	2,868
OCI	10,100	2,121	7,979	4,676	982	3,694
AOCI (loss), end of period	$(143,500)	$(30,136)	$(113,364)	$(151,073)	$(31,726)	$(119,347)

Total
AOCI (loss), beginning of period	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)
Investment securities	14,378	3,020	11,358	13,149	2,762	10,387
Pension and other postretirement plans	10,100	2,121	7,979	4,676	982	3,694
OCI	24,478	5,141	19,337	17,825	3,744	14,081
AOCI (loss), end of period	$(123,458)	$(25,927)	$(97,531)	$(147,093)	$(30,890)	$(116,203)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $501.2 million and $468.6 million at September 30, 2020 and December 31, 2019, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we previously did not record a credit loss allowance to these receivables. Upon adoption of ASU 2016-13, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". There was no change to this allowance for the three and nine months ended September 30, 2020.

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

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. While the Exchange experienced declines in new business premiums in the second quarter of 2020 due to business disruptions and recessionary conditions, new business premiums grew 10.4% in the third quarter of 2020 compared to the same period in 2019, primarily driven by growth in the personal auto and homeowners lines of business. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue in the fourth quarter of 2020 and may continue until such time as the spread of the virus is contained. The Exchange previously announced rate reductions that reduced its premiums and our management fee revenue, which became effective in the third quarter of 2020. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. In the first nine months of 2020, within our cost of operations, we incurred increased agent incentive costs as lower claim frequency resulted in improved agent profitability. We have incurred additional technology costs in support of remote working conditions for our employees. These expenses, among others, could continue to increase as the full extent and duration of the pandemic’s impacts remain uncertain. While the financial market volatility had a negative impact on our investment portfolio in the first quarter of 2020, markets substantially recovered during the second and third quarters of 2020, contributing to realized and unrealized gains during these periods. We could experience future losses and/or impairments to the portfolio given the pandemic’s impact on market conditions. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in the Financial Condition, Liquidity and Capital Resources, and Part II. Item 1A. "Risk Factors" related to COVID-19 contained within this report.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Operating income	$96,225	$105,907	(9.1)%	$273,105	$288,639	(5.4)%
Total investment income	16,438	13,606	20.8	18,796	33,053	(43.1)
Interest expense, net	3	111	NM	8	832	NM
Other (expense) income	(964)	100	NM	(1,588)	195	NM
Income before income taxes	111,696	119,502	(6.5)	290,305	321,055	(9.6)
Income tax expense	22,480	25,333	(11.3)	59,786	63,821	(6.3)
Net income	$89,216	$94,169	(5.3)%	$230,519	$257,234	(10.4)%
Net income per share – diluted	$1.71	$1.80	(5.2)%	$4.41	$4.92	(10.4)%
NM = not meaningful

Operating income decreased in both the third quarter and nine months ended September 30, 2020, compared to the same periods in 2019, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 2.1% to $484.6 million in the third quarter and 1.9% to $1.4 billion for the nine months ended September 30, 2020, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2020 and 2019. The direct and affiliated assumed premiums written by the Exchange increased 2.0% to $2.0 billion in the third quarter of 2020 and increased 1.9% to $5.8 billion for the nine months ended September 30, 2020, compared to the same periods in 2019.

Cost of operations for policy issuance and renewal services increased 5.0% to $409.5 million and 3.6% to $1.2 billion in the third quarter and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to higher commissions driven by direct and affiliated assumed written premium growth and personnel costs.

Management fee revenue for administrative services increased 3.3% to $14.9 million in the third quarter of 2020 and increased 4.5% to $44.5 million for the nine months ended September 30, 2020, compared to the same periods in 2019. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $147.7 million in the third quarter of 2020 and $451.2 million for the nine months ended September 30, 2020, but had no net impact on operating income.

While our investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020, market conditions have substantially recovered during the second and third quarters of 2020. Total investment income increased $2.8 million in the third quarter of 2020 compared to the third quarter of 2019 primarily driven by increased net realized gains of $4.2 million, partially offset by decreased net investment income of $1.6 million. Total investment income decreased $14.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 driven by decreased limited partnership results of $5.0 million, decreased net realized gains of $3.9 million, increased impairment losses of $3.0 million, and decreased net investment income of $2.4 million.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,999,074	$1,960,441	2.0%	$5,849,505	$5,738,554	1.9%
Management fee rate	24.2%	24.2%		24.2%	24.2%
Management fee revenue	483,776	474,427	2.0	1,415,580	1,388,730	1.9
Change in allowance for management fee returned on cancelled policies (1)	775	0	NM	(3,484)	(2,807)	(24.1)
Management fee revenue - policy issuance and renewal services, net	$484,551	$474,427	2.1%	$1,412,096	$1,385,923	1.9%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,999,074	$1,960,441	2.0%	$5,849,505	$5,738,554	1.9%
Management fee rate	0.8%	0.8%		0.8%	0.8%
Management fee revenue	15,993	15,683	2.0	46,796	45,908	1.9
Change in contract liability (2)	(1,064)	(1,241)	14.3	(2,247)	(3,293)	31.8
Change in allowance for management fee returned on cancelled policies (1)	(19)	(12)	(65.0)	(55)	(39)	(41.6)
Management fee revenue - administrative services, net	14,910	14,430	3.3	44,494	42,576	4.5
Administrative services reimbursement revenue	147,710	142,730	3.5	451,229	431,305	4.6
Total revenue from administrative services	$162,620	$157,160	3.5%	$495,723	$473,881	4.6%
NM = not meaningful
(1)Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion. The potential for a greater number of mid-term cancellations as a result of the COVID-19 pandemic was taken into consideration in the determination of this allowance in the 2020 periods presented.
(2)Management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 2.0% to $2.0 billion in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by an increase in new personal lines premiums written.  Year-over-year policies in force for all lines of business increased 1.7% in the third quarter of 2020 compared to 2.2% in the third quarter of 2019.  The year-over-year average premium per policy for all lines of business increased 0.8% at September 30, 2020 compared to 3.4% at September 30, 2019. The year-over-year average premium per policy at September 30, 2020 was impacted by the previously announced rate reductions for our personal and commercial auto policies as a result of the COVID-19 pandemic.

Premiums generated from new business increased 10.4% to $244 million in the third quarter of 2020 primarily driven by increases in personal auto and homeowners premiums written compared to the same period in 2019. While year-over-year average premium per policy on new business decreased 4.6% at September 30, 2020, new business policies written increased 19.7% in the third quarter of 2020. Premiums generated from new business decreased 3.7% to $221 million in the third quarter of 2019. While year-over-year average premium per policy on new business increased 6.6% at September 30, 2019, new business policies written decreased 8.9% in the third quarter of 2019. Premiums generated from renewal business increased 0.9% to $1.8 billion in the third quarter of 2020 compared to the third quarter of 2019.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 1.5% at September 30, 2020, driven by continuing strong policyholder retention, compared to 2.9% at September 30, 2019.

Personal lines – Total personal lines premiums written increased 1.8% to $1.5 billion in the third quarter of 2020, primarily driven by increases in new premiums written of 19.7% compared to the third quarter of 2019. Total personal lines policies in force increased 1.8% in the third quarter of 2020 and total personal lines year-over-year average premium per policy increased 0.3% compared to the same period last year. While the impacts of the COVID-19 pandemic, including changes in consumer behavior and driving patterns, among others, significantly reduced new personal policies written in the second quarter of 2020, new personal policies written increased 22.3% in the third quarter of 2020, compared to the same period last year. In the third quarter of 2019, new personal policies written decreased by 9.3%.

Commercial lines – Total commercial lines premiums written increased 2.5% to $543 million in the third quarter of 2020 compared to the third quarter of 2019, driven by a 1.4% increase in total commercial lines policies in force and a 2.1% increase in total commercial lines year-over-year average premium per policy. While there was a significant reduction in new commercial policies written in the second quarter of 2020 as a result of the business disruptions and unfavorable economic conditions related to the COVID-19 pandemic, new commercial policies written increased 4.0% in the third quarter of 2020 compared to the same period last year. This third quarter activity was primarily driven by an increase in commercial auto policies written that was partially offset by a decrease in workers' compensation policies written. In the third quarter of 2019, new commercial policies written decreased 5.9%.

Future trends-premium revenue – Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. The COVID-19 pandemic may have a negative impact on the Exchange's premiums, and therefore our management fees, given recessionary economic conditions and related declines in consumer activity and demand for certain services, as well as the potential for sustained changes in driving patterns. In response to reduced exposure given lower driving activity, and to provide financial relief to policyholders as a result of the COVID-19 pandemic, the Exchange previously announced $200 million in personal and commercial auto rate reductions that take effect at the time of policy initiations or renewal, beginning July 1, 2020. Through the third quarter of 2020, the rate reductions resulted in an estimated decrease of $41 million in Exchange written premiums and a corresponding decrease of $10 million in our management fee revenue. An estimated $49 million decrease in written premium and $12 million in corresponding management fee revenue related to the rate reductions is expected in the fourth quarter of 2020. The remaining reduction will impact both the Exchange's written premium and our management fee revenue in 2021. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic.

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

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$484,551	$474,427	2.1%	$1,412,096	$1,385,923	1.9%
Service agreement revenue	6,310	7,155	(11.8)	19,418	20,754	(6.4)
	490,861	481,582	1.9	1,431,514	1,406,677	1.8
Cost of policy issuance and renewal services	409,546	390,105	5.0	1,202,903	1,160,614	3.6
Operating income - policy issuance and renewal services	$81,315	$91,477	(11.1)%	$228,611	$246,063	(7.1)%

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

Service agreement revenue
Service agreement revenue includes service charges we collect from subscribers/policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue for the three and nine months ended 2020 reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$273,184	$266,983	2.3%	$803,658	$783,221	2.6%
Non-commission expense:
Underwriting and policy processing	$40,674	$37,497	8.5%	$121,917	$115,942	5.2%
Information technology	42,940	41,891	2.5	128,253	121,885	5.2
Sales and advertising	12,111	12,501	(3.1)	39,356	37,703	4.4
Customer service	8,650	8,006	8.0	25,860	24,342	6.2
Administrative and other	31,987	23,227	37.7	83,859	77,521	8.2
Total non-commission expense	136,362	123,122	10.8	399,245	377,393	5.8
Total cost of policy issuance and renewal services	$409,546	$390,105	5.0%	$1,202,903	$1,160,614	3.6%

Commissions – Commissions increased $6.2 million in the third quarter of 2020 and $20.4 million for the nine months ended September 30, 2020 compared to the same periods in 2019, primarily resulting from higher commissions driven by direct and affiliated assumed written premium growth. Increases in agent incentive compensation in the nine months ended September 30, 2020 also contributed to the increase in commission expenses compared to the same periods in 2019. The estimated agent incentive payouts at September 30, 2020 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2020. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis. The Exchange experienced a significant decrease in automobile claims frequency and related loss expense beginning in March 2020 that continued through May 2020 driven by the impacts of the COVID-19 pandemic. Claims frequency increased in June 2020 and maintained consistent levels through September 2020. If a sustained period of lower claims frequency and loss expenses occurs, our agent compensation could increase related to the profitability component of the agent incentive bonuses.

Non-commission expense – Non-commission expense increased $13.2 million in the third quarter of 2020 compared to the third quarter of 2019. Underwriting and policy processing expense increased $3.2 million primarily due to increased personnel costs and underwriting report costs. Administrative and other costs increased $8.8 million primarily driven by higher incentive plan award accruals due to the Exchange's lower combined ratio and the change in the company stock price, which experienced an increase in the third quarter of 2020 compared to a decrease in the same period in 2019. Increased professional fees also contributed to the increase in administrative and other costs compared to the same period in 2019.

Non-commission expense increased $21.9 million in the nine months ended September 30, 2020 compared to the same period in 2019. Information technology costs increased $6.4 million primarily due to increases in hardware and software costs, personnel costs, and professional fees. Underwriting and policy processing expense increased $6.0 million primarily due to increases in personnel costs and underwriting report costs. Administrative and other costs increased $6.3 million primarily driven by increases in personnel costs and professional fees. Increased personnel costs in all categories included higher incentive plan award accruals due to the Exchange's lower combined ratio and higher vacation accruals as employees took less vacation in the first nine months of 2020 as a result of the COVID-19 pandemic.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services, net	$14,910	$14,430	3.3%	$44,494	$42,576	4.5%
Administrative services reimbursement revenue	147,710	142,730	3.5	451,229	431,305	4.6
Total revenue allocated to administrative services	162,620	157,160	3.5	495,723	473,881	4.6
Administrative services expenses
Claims handling services	127,055	124,566	2.0	390,832	376,061	3.9
Investment management services	9,373	8,088	15.9	26,783	25,273	6.0
Life management services	11,282	10,076	12.0	33,614	29,971	12.2
Operating income - administrative services	$14,910	$14,430	3.3%	$44,494	$42,576	4.5%

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
	(Unaudited)			(Unaudited)
Net investment income	$7,030	$8,652	(18.7)%	$22,772	$25,199	(9.6)%
Net realized investment gains	5,915	1,696	NM	1,635	5,501	(70.3)
Net impairment losses recognized in earnings	(122)	(31)	NM	(3,192)	(193)	NM
Equity in earnings (losses) of limited partnerships	3,615	3,289	9.9	(2,419)	2,546	NM
Total investment income	$16,438	$13,606	20.8%	$18,796	$33,053	(43.1)%
NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses. Net investment income decreased $1.6 million in the third quarter of 2020 and $2.4 million for the nine months ended September 30, 2020, compared to the same periods in 2019. The results from both periods were primarily due to decreased income generated from cash and cash equivalents driven by lower rates and invested balances, somewhat offset by increased preferred stock dividends resulting from higher invested balances.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$137	$1,072	$1,107	$4,229
Equity securities	1,194	(37)	(1,334)	(37)
Equity securities change in fair value	4,583	661	1,859	1,309
Miscellaneous	1	0	3	0
Net realized investment gains	$5,915	$1,696	$1,635	$5,501

Net realized gains during the third quarter and nine months ended September 30, 2020 were primarily due to market value adjustments on equity securities. Net realized gains during the third quarter and nine months ended September 30, 2019 were primarily driven by gains from sales of available-for-sale securities and market value adjustments on equity securities.

Net impairment losses recognized in earnings
Net impairment losses recognized on available-for-sale securities during the nine months ended September 30, 2020 include $2.3 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. The remaining impairments include the change in the current expected credit loss allowance related to our agent loans. The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses on our available-for-sale securities during the first nine months of 2020 compared to the same period in 2019.

Equity in earnings (losses) of limited partnerships
Limited partnership results for both the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to activity in the private equity sector.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 1.9% to $5.8 billion for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.0 billion at September 30, 2020, $9.5 billion at December 31, 2019, and $9.1 billion at September 30, 2019. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at September 30, 2020, 90.0% at December 31, 2019, and 90.1% at September 30, 2019.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. We are monitoring risks related to the COVID-19 pandemic on an ongoing basis and believe that the Exchange falls within defined risk tolerances. However, see Part II. Item 1A. "Risk Factors" for possible outcomes that could impact that determination.

FINANCIAL CONDITION

The financial market conditions resulting from the COVID-19 pandemic substantially recovered during the second and third quarters of 2020, which resulted in a favorable impact on our investment portfolio; however, we could experience further reductions in the market value of our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2020	% to total	December 31, 2019	% to total
	(Unaudited)
Fixed maturities	$908,054	84%	$730,701	82%
Equity securities:
Preferred stock	94,435	9	64,752	7
Common stock	0	0	2,381	0
Limited partnerships	10,006	1	26,775	3
Agent loans (1)	64,852	6	67,696	8
Other investments	2,223	0	1,430	0
Total investments	$1,079,570	100%	$893,735	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $15.9 million at September 30, 2020, compared to net unrealized gains of $4.5 million at December 31, 2019.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	September 30, 2020 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,287	$4,037	$8,081	$15,405
Communications	0	8,913	12,005	19,372	15,358	55,648
Consumer	0	3,257	25,204	69,764	37,708	135,933
Diversified	0	0	0	1,070	730	1,800
Energy	0	7,547	4,714	17,888	10,213	40,362
Financial	0	1,031	58,676	113,931	10,548	184,186
Industrial	0	0	10,207	11,980	14,545	36,732
Structured securities (2)	142,196	178,866	29,097	10,018	0	360,177
Technology	0	5,311	12,319	18,594	12,610	48,834
Utilities	0	0	3,943	19,430	5,604	28,977
Total	$142,196	$204,925	$159,452	$286,084	$115,397	$908,054
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

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	September 30, 2020		December 31, 2019
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communication	$2,623	$0	$1,052	$2,381
Consumer	2,269	0	508	0
Energy	1,067	0	1,881	0
Financial services	78,453	0	53,513	0
Industrial	773	0	980	0
Utilities	9,250	0	6,818	0
Total	$94,435	$0	$64,752	$2,381

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first nine months of 2020. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. There is potential that the funding requirements for our costs of operations will increase related to agent compensation and technology costs, among others. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview and Part II. Item 1A. "Risk Factors" contained within this report.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, may be illiquid.  Volatility in these markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts. We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities, even if market volatility persists throughout 2020 and beyond.

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$234,478	$237,866
Net cash used in investing activities	(218,571)	(32,241)
Net cash used in financing activities	(136,291)	(127,170)
Net (decrease) increase in cash and cash equivalents	$(120,384)	$78,455

Net cash provided by operating activities was $234.5 million in the first nine months of 2020, compared to $237.9 million in the first nine months of 2019. Decreased cash provided by operating activities in the nine months of 2020 was primarily due to an increase in cash paid for agent commissions of $26.8 million due to higher scheduled commissions driven by premium growth, increased administrative services expenses paid of $15.6 million, and increased income taxes paid of $11.7 million. Offsetting the decrease in cash provided by operating activities was an increase of $46.2 million in management fee received driven by growth in direct and affiliated assumed premiums written by the Exchange in the nine months of 2020 compared to the same period in 2019.

Net cash used in investing activities was $218.6 million in the first nine months of 2020, compared to $32.2 million in the same period in 2019. In the first nine months of 2020, net cash used in investing activities was primarily driven by purchases of available-for-sale and equity securities $404.9 million, offset by proceeds generated from investment sales and maturities/calls of $182.0 million. In the first nine months of 2019, net cash used in investing activities was primarily driven by purchases of available-for-sale and equity securities $899.4 million, offset by proceeds generated from investment sales and maturities/calls of $938.4 million due to portfolio rebalancing. Fixed asset purchases decreased $16.1 million over the prior year driven primarily by decreased costs related to the home office expansion as the project is nearing completion. We have a commitment for the remaining costs related to the construction of the building that will serve as part of our principal headquarters. Of the total expected cost of $115 million, which was funded primarily by the senior secured draw term loan credit facility, $104.8 million of costs have been paid as of September 30, 2020.

Net cash used in financing activities totaled $136.3 million in the first nine months of 2020, compared to $127.2 million in the first nine months of 2019. The increase in cash used was due to dividends paid to shareholders. Dividends paid to shareholders totaled $134.8 million in the first nine months of 2020 and $125.7 million in the first nine months of 2019. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2020, compared to 2019.  There are no regulatory restrictions on the payment of dividends to our shareholders. Future financing activities also include the principal payments due annually over the term of the senior secured draw term loan credit facility, of which $0.5 million will be paid during the remainder of 2020.

There were no repurchases of our Class A nonvoting common stock in the first nine months of 2020 and 2019 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2020, based upon trade date.

During the nine months ended September 30, 2020, we purchased 28,155 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $5.0 million. Of this amount, we purchased 1,787 shares for $0.3 million, or $165.82 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 4,785 shares for $0.9 million, or $178.98 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 21,583 shares were purchased at a total cost of $3.8 million, or $178.62 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of September 30, 2020.

During the nine months ended September 30, 2019, we purchased 13,399 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2.4 million. Of this amount, we purchased 3,246 shares for $0.4 million, or $132.35 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 5,844 shares for $1.2 million, or $198.17 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 4,309 shares were purchased at a total cost of $0.8 million, or $176.26 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of September 30, 2019.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $216.4 million at September 30, 2020, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $644.8 million at September 30, 2020.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2020. Investments with a fair value of $124.6 million were pledged as collateral on the line at September 30, 2020. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at September 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of September 30, 2020, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

While there were no material changes to our reported market risks during the nine months ended September 30, 2020, there were significant disruptions in the financial markets during the first quarter of 2020 that have affected prices for many securities due to increased economic uncertainty resulting from the COVID-19 pandemic. While increased economic uncertainty remains, market conditions substantially recovered during the second and third quarters of 2020, including improved liquidity and tightening of credit spreads.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The significant volatility in the financial markets, economic disruption and uncertainty resulting from the COVID-19 pandemic that began in the first quarter of 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time. Initial efforts to contain the spread of the virus included the closure of nonessential businesses and stay at home orders. As businesses and communities start to re-open, current efforts have shifted the focus to the establishment and enforcement of safety protocols. If a second wave of the virus occurs or effective medical treatments are not identified, future restrictions and a prolonged recession remain a possibility. The resulting effects, including a decline in consumer activity, lower demand for certain services, high unemployment, payroll declines, and reduced personal income may cause customers to modify coverages, not renew or cancel policies, which may have a negative impact on the Exchange’s written premiums, and therefore our management fees. While certain coverage modifications were experienced through the third quarter of 2020, primarily related to reduced usage/mileage in the private passenger automobile line of business, the modifications did not result in a material impact to the Exchange’s written premiums, however, the extent and duration of the effects on future customer demand and buying practices remains uncertain. A specific action taken by the Exchange both in response to changes in exposure as less driving occurs and to provide financial relief to the policyholders has resulted in a certain reduction to the Exchange’s written premiums. In a Form 8-K filed with the SEC on April 9, 2020, the Exchange and its subsidiaries announced an estimated $200 million in personal and commercial auto rate reductions effective beginning July 1, 2020 at the time of new policy issuance or policy renewal. Through the third quarter of 2020, the rate reductions resulted in an estimated decrease of $41 million in Exchange written premiums and a corresponding decrease of $10 million in our management fee revenue. An estimated $49 million decrease in written premium and $12 million in corresponding management fee revenue related to the rate reductions is expected in the fourth quarter of 2020. The remaining reduction will impact both the Exchanges’ written premium and our management fee revenue in 2021. An additional action taken by the Exchange that does not impact Indemnity was the payment of a policyholder dividend directly to personal and commercial auto policyholders equal to approximately 30% of their premium for two months. Longer term, there could be sustained changes in driving patterns if working remotely becomes more common and accepted, potentially having a negative impact on premium revenues. Further declines in economic conditions, potential regulatory actions, or competitive pressure could also impact Exchange’s rates and written premium, and therefore our management fees.

The Exchange is represented by independent agencies that serve as its sole distribution channel. The economic impact of the pandemic on independent agents’ business operations or systems capabilities could make it difficult for independent agents to write new business and retain existing business and/or constrain the ability to recruit new agents, thereby impeding premium growth. While independent agents have been able to work remotely or safely in their offices, a second wave of the virus could adversely impact their operations and their ability to write new business and provide service to existing policyholders. More broadly, independent agents may face challenges sustaining their own business operations and financial conditions that could result in the sale or closure of their businesses, thereby reducing the agency force of the Exchange. Further, the COVID-19 pandemic could be an accelerant to shifting consumer behaviors toward increased digital interactions.

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

The Exchange’s financial condition could be impacted by defaults or delays in collecting premiums from customers due to economic hardships. Regulatory actions including temporary suspension of policy cancellations for the nonpayment of premiums and relaxing due dates for premium payments could also have a negative impact to the Exchange. If there were legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in business interruption policies that would otherwise preclude coverage, this would have a significant impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange and its subsidiaries have been named as defendants in a number of pandemic-related lawsuits and, therefore, are subject to the risks and uncertainties of such litigation. There is also a risk that the Exchange could suffer reputational harm if any actions taken are not viewed as sufficient responses to the pandemic by customers or consumer organizations

While the Exchange’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions have substantially recovered during the second and third quarters of 2020. The value of the Exchange’s invested assets could be adversely impacted and there is potential for further impairments on its investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on the Exchange’s business, strategy, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

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

Our business continuity plans were implemented upon the outbreak of this pandemic, including transitioning the vast majority of our employees and third-party contractors to remote work capabilities. We have had no significant interruption to our core business processes or systems to date. We have processes in place with our critical third-party vendors to understand impacts on their business and their business continuity plans. We have had no significant interruption to any third-party vendor relationships, business processes or systems to date. No significant challenges have been identified in our, or our third-party vendor’s ongoing business continuity plans, however if future challenges were to arise, this could result in an adverse effect on our business, financial condition, results of operations or cash flows. Also, while we have not experienced any delays in internal initiatives to date, future challenges could arise that impact the timing and execution of certain initiatives. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents. Through the third quarter, cyber threats have remained at a constant level, however, new cybersecurity tactics, techniques, and practices continue to evolve. Additionally, we are more dependent on internet and telecommunications access and capabilities. If we experience difficulties with technology, data and network security, telecommunications access, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.

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

While Indemnity’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions have substantially recovered during the second and third quarters of 2020. The value of our invested assets could be adversely impacted and there is potential for further impairments in our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on our business, strategy, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the nine months ending September 30, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2020.

During the quarter ending September 30, 2020, we purchased 1,745 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.4 million. We purchased 176 shares for $37 thousand, or $212.71 per share, in August 2020 to fund the rabbi trust for the incentive compensation deferral plan. The remaining 1,569 shares were purchased in August 2020 at a total cost of $0.3 million, or $212.71 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares for both plans were transferred to the rabbi trust in August 2020.

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

Erie Indemnity Company
(Registrant)

Date:	October 29, 2020	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO