Form 10-K
period 2020-12-31
ERIE INDEMNITY CO
filed 2021-02-25
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $4.8 billion of Class A non-voting common stock as of June 30, 2020. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

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

Services
The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2020 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2020 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2020 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2020 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the

Exchange's direct and affiliated assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

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

The Exchange’s strategic focus as a reciprocal insurer is to employ a disciplined underwriting philosophy and to leverage its strong surplus position to generate higher risk adjusted investment returns. The goal is to produce acceptable returns, on a long-term basis, through careful risk selection, rational pricing and superior investment returns. This focus allows the Exchange to accomplish its mission of providing as near perfect protection, as near perfect service as is humanly possible at the lowest possible costs.

See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report for further discussion on competition in the insurance industry.

Human Capital Management
Our success is largely dependent upon our ability to attract, retain, and develop diverse talent while maintaining our service-based culture. We strive to create a value proposition for our employees through trust and collaboration while providing competitive compensation, benefits, and other reward programs. Our low turnover and high tenure are reflective of our culture and the mutual commitment that exists between employees and the company.

Our human capital management strategy, including initiatives to shape our workforce and workplace, is designed to ensure we are well positioned for the future. Areas of focus include talent acquisition, performance management, succession planning, learning and development, and diversity and inclusion. Our investments in human capital include programs aimed at preparing our employees for internal advancement. We hold a shared responsibility view of retirement planning whereby the company provides tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) plan and a noncontributory defined benefit pension plan.

We use the following human capital metrics as part of managing our business:

	Years ended December 31,
	2020	2019	2018
Workforce size
Full-time (1)	5,849	5,772	5,544
Part-time	31	41	54
Temporary (2)	34	32	41
Turnover (3)	5.3%	5.6%	6.0%
Average tenure (4)	12.5	12.3	12.5

(1) Includes 50% of employees who provide claims and life insurance management services exclusively for the Exchange and its subsidiaries. The Exchange and its subsidiaries reimburse us monthly for the cost of these services.
(2) Temporary employees are hired for short-term work and paid directly by us.
(3) The percentage of employees who left voluntarily or involuntarily, including retirements. Calculated using the number of employees who exited, divided by the average headcount of the period.
(4) The average number of years employees have been employed with the organization. Total number of years divided by average headcount of full-time and part-time employees for the period.

As we recognize the importance of employee engagement on the outcomes we achieve as an organization, we also work with independent external partners to administer confidential surveys to collect feedback on the employee experience. We have partnered with the Great Place to Work® ("GPTW") Institute since 2012 but did not apply for Top 100 Companies ranking until 2020 (outcome yet unknown). Eighty-seven percent of employees participated in the 2020 survey, which is a strong indicator of engagement. We received the highest possible honors outside of ranking for our prior three surveys: Great Place to Work-Certified™ in 2020 and 2017, and Great-rated in 2014. Our overall GPTW score has trended upwards over the last three surveys and is favorable compared to the benchmark of the companies ranked on the Great Place to Work® Top 100 Companies List.

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

Our risks have been divided into the following categories:

Risks related to Erie Insurance Exchange – risks related to our dependence on our relationship with the Exchange associated with management fees, premium growth, and financial condition, as the Exchange is our sole customer and principal source of revenue

Operating risks – risks stemming from events or circumstances that directly or indirectly affect our operations, including our operations as attorney-in-fact for the Exchange

Market, Capital, and Liquidity risks – risks that may impact the values or results or our investment portfolio, ability to meet financial obligations or covenants, or obtain capital as necessary

Although we have organized risks generally according to these categories in the discussion below, risks may have impacts in more than one category and are included where the impact is most significant.

Risks related to Erie Insurance Exchange

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

The Exchange maintains a brand recognized for customer service. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service partners may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, which is increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs and reputational damage. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers/policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to satisfy its customers. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

We have an interest in the financial condition of the Exchange based on serving as the attorney-in-fact in the reciprocal insurance exchange structure and the Exchange being our sole customer. If the Exchange were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry would be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted the Exchange's ability to attract new customers, the premium revenue of the Exchange would be adversely affected which would reduce our management fee revenue. The circumstances or events that might impair the Exchange's financial condition include, but are not limited to, the items discussed below.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies such as the Exchange. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. The Exchange's A.M. Best rating is currently A+ ("Superior"). Rating agencies periodically review insurers' ratings and change their rating criteria; therefore, the Exchange's current rating may not be maintained in the future. A significant downgrade in this or other ratings could reduce the competitive position of the Exchange, making it more difficult to attract profitable business in the highly competitive property and casualty insurance market and potentially result in reduced sales of its products and lower premium revenue.

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

Property and casualty insurers are subject to extensive regulatory supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing, examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, accounting standards, and transactions between affiliates. Such regulation and supervision are primarily for the benefit and protection of policyholders. Changes in applicable insurance laws, tax statutes, regulations, or changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact the Exchange's business, cash flows, results of operations, financial condition, or operating environment and increase its exposure to loss or put it at a competitive disadvantage, which could result in reduced sales of its products and lower premium revenue.

Property and casualty insurers face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating their businesses including the risk of class action lawsuits and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against the Exchange may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. The Exchange is also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities.

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

The Exchange's insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability, frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. A single catastrophic occurrence or aggregation of multiple smaller occurrences within its geographical region of the Exchange or its assumed property reinsurance portfolio could adversely affect the financial condition of the Exchange. Man-made disasters such as terrorist attacks and riots could also cause losses from insurance claims related to the property and casualty insurance operations, which could adversely affect its financial condition.

If the impacts of the COVID-19 pandemic impair the Exchange’s ability to grow or its financial condition, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The significant economic disruption and uncertainty resulting from the COVID-19 pandemic that began in 2020 continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain at this time. If future waves of the virus occur or effective medical treatments are not administered, future restrictions, including business closures and stay at home orders, and a prolonged recession remain a possibility. The resulting effects, including a decline in consumer activity, lower demand for certain services, high unemployment, payroll declines, and reduced personal income may cause customers to modify coverages, not renew or cancel policies, which may have a negative impact on the Exchange’s written premiums, and therefore our management fees. Accordingly, the extent and duration of the effects on future customer demand and buying practices remains uncertain. A specific action taken by the Exchange both in response to changes in exposure as less driving occurs and to provide financial relief to the policyholders has resulted in a certain reduction to the Exchange’s written premiums. In 2020, the Exchange and its subsidiaries announced an estimated $200 million in personal and commercial auto rate reductions effective beginning July 1, 2020 at the time of new policy issuance or policy renewal. Estimated remaining rate reductions related to this event of $110 million in premiums and a corresponding decrease of $28 million in management fee revenue will impact both the Exchanges’ written premium and our management fee revenue in 2021. Longer term, there could be sustained changes in driving patterns if working remotely becomes more common and accepted, potentially having a negative impact on premium revenues. Further declines in economic conditions, potential regulatory actions, or competitive pressure could also impact the Exchange’s rates and written premium, and therefore our management fees.

The Exchange is represented by independent agencies that serve as its sole distribution channel. The economic impact of the pandemic on independent agents’ business operations or systems capabilities could make it difficult for independent agents to write new business and retain existing business and/or constrain the ability to recruit new agents, thereby impeding premium growth. While independent agents have been able to work remotely or safely in their offices, future waves of the virus could adversely impact their operations and their ability to write new business and provide service to existing policyholders. More broadly, independent agents may face challenges sustaining their own business operations and financial conditions that could result in the sale or closure of their businesses, thereby reducing the agency force of the Exchange. Further, the COVID-19 pandemic could be an accelerant to shifting consumer behaviors toward increased digital interactions.

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

The Exchange’s financial condition could be impacted by defaults or delays in collecting premiums from customers due to economic hardships. Regulatory actions including temporary suspension of policy cancellations for the nonpayment of premiums and relaxing due dates for premium payments could also have a negative impact to the Exchange. If there were legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in business interruption policies that would otherwise preclude coverage, this could have a material impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange and its subsidiaries have been named as defendants in a number of pandemic-related lawsuits and, therefore, are subject to the risks and uncertainties of such litigation. There is also a risk that the Exchange could suffer reputational harm if any actions taken are not viewed as sufficient responses to the pandemic by customers or consumer organizations.

While the Exchange’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions substantially recovered through the remainder of the year. The value of the Exchange’s invested assets could be adversely impacted and there is potential for further impairments on its investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on the Exchange’s business, strategy, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

Operating risks

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

Our success also depends on our ability to attract, develop, and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate talent, failure to recognize and respond to changing trends and other circumstances that affect our employees, or failure to instill appropriate cultural expectations and behavioral norms within our employees could have an adverse effect on our business performance. Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees in the actuarial, finance, human resources, law, and information technology areas are also essential to support our core functions.

If we are unable to ensure system availability or effectively manage technology initiatives, we may experience adverse financial consequences and/or may be unable to compete effectively.

Our business is highly dependent upon the effectiveness of our technology and information systems which support key functions of our core business operations including processing applications and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data. Additionally, the Exchange relies heavily on technology systems for processing claims. In order to support our business processes and strategic initiatives in a cost and resource efficient manner, we must maintain the effectiveness of existing technology systems and continue to both develop new, and enhance existing, technology systems. As we invest in the development of our systems, costs and completion times could exceed original estimates, and/or the project may not deliver the anticipated benefit or perform as expected. If we do not effectively and efficiently manage and upgrade our technology systems, our ability to serve our customers and implement our strategic initiatives could be adversely impacted.

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

We have an established business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic or other event. While we continue to test and assess our business continuity plan to validate it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. Employee absence, physical premises damage, systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. Our business continuity is also dependent on third-party personnel, infrastructure and systems on which we rely. Our operations and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and cyber attacks. Disruption of our operations for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

We are subject to applicable insurance laws, tax statutes, and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. We are, have been, or may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. In addition, changes in the way regulators administer applicable laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition.

The effect of the COVID-19 pandemic on our operations, the business operations of our customers and/or independent agents, or our third-party vendor operations, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

If the COVID-19 pandemic results in conditions that constrain the Exchange’s ability to grow its written premiums, our management fee revenue could be negatively impacted. Certain expenses within our cost of operations could increase as a result of the pandemic, including but not limited to agent compensation, technology costs, and potentially healthcare costs, among others. Our agent incentive bonuses include a profitability component. If claims frequency and loss expenses continue to decline, the profitability component of our agent incentive bonuses will continue to improve, increasing our agent compensation costs. Technology costs may continue to increase as a result of supporting remote work capabilities for our employees. If a significant number of our employees and/or their dependents were to become infected, there is a potential for increased healthcare costs for treatments on COVID-19 as well as the potential for increased use of third-party services to maintain service. Also, future pension costs could increase as a result of a lower discount rate or investment returns related to the adverse market conditions caused by the COVID-19 pandemic.

Our business continuity plans were implemented upon the outbreak of this pandemic, including transitioning the vast majority of our employees and third-party contractors to remote work capabilities. We have had no significant interruption to our core business processes or systems to date. We have processes in place with our critical third-party vendors to understand impacts on their business and their business continuity plans. We have had no significant interruption to any third-party vendor relationships, business processes or systems to date. No significant challenges have been identified in our, or our third-party vendor’s ongoing business continuity plans, however if future challenges were to arise, this could result in an adverse effect on our business, financial condition, results of operations or cash flows. Also, while we have not experienced any delays in internal initiatives to date, future challenges could arise that impact the timing and execution of certain initiatives. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents. While cyber threats have remained at a constant level, new cybersecurity tactics, techniques, and practices continue to evolve. Additionally, we are more dependent on internet and telecommunications access and capabilities. If we experience difficulties with technology, data and network security, telecommunications access, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.

Indemnity’s workforce is largely concentrated in Erie, Pennsylvania. If a significant outbreak affects the labor force in this area, or if a significant operating function had a high level of infections at one time, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders of the Exchange and/or our independent agents.

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

While Indemnity’s investment portfolio was negatively impacted by the significant disruption to financial markets in the first quarter of 2020 as a result of the COVID-19 pandemic, market conditions substantially recovered through the remainder of the year. The value of our invested assets could be adversely impacted and there is potential for further impairments in our investment portfolio as long as market conditions remain volatile in response to the developments of this pandemic and the related economic impacts.

The duration and extent of the impact on our business, strategy, financial condition, results of operations and cash flows cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the economy and financial markets.

Market, Capital, and Liquidity risks

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

At December 31, 2020, our investment portfolio consisted of approximately 84% fixed maturity securities, with the remaining 16% invested in equity securities and other investments.

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

The performance of the fixed income portfolio is subject to a number of risks including, but not limited to:

•Interest rate risk - the risk of adverse changes in the value of fixed income securities as a result of increases in market interest rates.

•Investment credit risk - the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of structured securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•Sector/Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries. Events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated within those issuers, sectors, or industries.

•Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when desired. Disruptions in the financial markets or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

•Reinvestment risk - the possibility that the cash flows produced by an investment will have to be reinvested at a reduced rate of return. Approximately 38% of our fixed maturity portfolio is expected to mature over the next three years.

Our equity securities have exposure to price risk. Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect our fixed income portfolio, as discussed above.

All of our fixed income and equity securities are subject to market volatility. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the fixed income portfolio on a continuous basis to evaluate positions that are in an unrealized loss position to determine whether impairments are a result of credit loss or other factors. Inherent in management's evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer, including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on our operating results and financial condition. See also Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. After this date, the FCA will no longer require banks to make LIBOR submissions. Following discussions with the FCA and other official sector bodies, the Intercontinental Exchange Benchmark Administration announced in November 2020 that it is considering the publication of certain USD LIBOR settings through June 30, 2023. Approximately 23% of our investment portfolio includes securities with LIBOR exposure where the stated final maturity date extends beyond June 30, 2023. For securities without adequate fallback provisions already in place, there are ongoing efforts to establish an alternative reference rate. The transition of our investments to an alternative reference rate may result in adverse changes to the value and return on those investments. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

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

Our primary sources of liquidity are management fee revenue and cash flows generated from our investment portfolio. In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2020, or liquidate assets in our investment portfolio. Volatility in the financial markets could limit our ability to sell certain of our fixed income securities or cause such investments to sell at deep discounts.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 996,000 square feet. Our square footage increased as the construction of the new office building was completed in the fourth quarter of 2020. Additionally, we lease two office buildings and one warehouse facility from third parties. We are charged rent for the related square footage we occupy.

Indemnity and the Exchange also operate 25 field offices in 12 states to perform primarily claims-related activities. The Exchange owns seven field offices, Indemnity owns property, a portion of which houses one field office, and leases the remaining field offices from third parties. Commitments for properties leased from other parties expire periodically through 2027. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon usage or square footage occupied.

Due to the uncertainty of the COVID-19 pandemic, approximately 90% of our workforce has been working remote since March 2020. We expect to return to our offices when conditions are feasible and safe.

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

On July 30, 2018, the Court held a status conference and thereafter lifted the stay of proceedings. On September 28, 2018, Indemnity filed a Motion to Enforce the Federal Judgment in the Beltz II lawsuit, seeking dismissal of the Sullivan lawsuit with prejudice. On October 26, 2018, Plaintiffs filed an opposition to that Motion; and Indemnity filed a reply in further support on November 5, 2018. Oral argument was held on Indemnity’s Motion on November 20, 2018 and on July 30, 2019.

On December 2, 2020, the Court entered an order in the Sullivan lawsuit granting Indemnity’s request for relief and dismissing Plaintiff’s Second Amended Complaint with prejudice.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 19, 2021, there were approximately 561 shareholders of record for the Class A non-voting common stock and 9 shareholders of record for the Class B voting common stock.

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

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Class A common stock compared to the Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 57 constituent members represented by property and casualty insurers, insurance brokers, and life insurers, and is a capitalization weighted index.

	2015		2016	2017	2018	2019	2020
Erie Indemnity Company Class A common stock	$100	(1)	$120	$134	$151	$191	$291
Standard & Poor's 500 Stock Index	100	(1)	112	136	130	171	203
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	119	138	124	160	157
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

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2020. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2020 and February 19, 2021.

See Item 8. "Financial Statements and Supplementary Data – Note 13, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares purchased outside of this program.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

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
•dependence upon our relationship with the Erie Insurance Exchange ("Exchange") and the management fee under the agreement with the subscribers at the Exchange;
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
◦litigation and regulatory actions;
◦emerging claims and coverage issues in the industry; and
◦severe weather conditions or other catastrophic losses, including terrorism;
•potential impacts of the COVID-19 pandemic on the growth and financial condition of the Exchange;
•costs of providing policy issuance and renewal services to the Exchange under the subscriber's agreement;
•ability to attract and retain talented management and employees;
•ability to ensure system availability and effectively manage technology initiatives;
•difficulties with technology or data security breaches, including cyber attacks;
•ability to maintain uninterrupted business operations;
•outcome of pending and potential litigation;
•potential impacts of the COVID-19 pandemic on our operations, the business operations of our customers and/or independent agents, or our third-party vendor operations;
•factors affecting the quality and liquidity of our investment portfolio; and
•our ability to meet liquidity needs and access capital.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING STANDARDS

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of recently adopted accounting standards and the impact on our financial statements.

OPERATING OVERVIEW

Overview
We are a Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurer that writes property and casualty insurance. Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services.

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf.

Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2020, 2019 and 2018.  Our Board of Directors set the 2021 management fee rate again at 25%, its maximum level.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange.  The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2020 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2020 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2020 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2020 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

We generate investment income from our fixed maturity and equity security portfolios. Our portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. We actively evaluate the portfolios for securities in an unrealized loss position and record impairment write-downs on investments in instances where we have the intent to sell or it's more likely than not that we would be required to sell the security. Impairments resulting from a credit loss are recognized in earnings with a corresponding allowance on the balance sheet.

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

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. While the Exchange experienced declines in new business premiums in the first half of 2020 due to business disruptions and recessionary conditions, new business premiums grew 10.8% in the second half of 2020 compared to the same period in 2019, primarily driven by growth in the personal auto and homeowners lines of business. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue in 2021 and may continue until such time as the spread of the virus is contained. In response to reduced driving conditions resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions, which became effective in the third quarter of 2020, resulting in a decrease of approximately $90 million in the Exchange written premiums and a corresponding decrease of approximately $22 million in our management fee revenue in 2020. The remainder of the rate reductions will impact the Exchange’s written premiums and our corresponding management fee revenue in 2021. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. In 2020, within our cost of operations, we incurred increased agent incentive costs as lower claim frequency resulted in improved agent profitability. We also incurred additional technology costs in support of remote working conditions for our employees. These expenses, among others, could continue to persist as the full extent and duration of the pandemic’s impacts remain uncertain. While the financial market volatility created by the COVID-19 pandemic had a negative impact on our investment portfolio in the first quarter of 2020, markets substantially recovered through the remainder of the year, resulting in overall realized and unrealized gains in 2020. We could experience future losses and/or impairments to the portfolio given the pandemic’s impact on market conditions. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in the Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" related to COVID-19 contained within this report.

We have a dedicated internal committee comprised of management from various finance disciplines reviewing our risk positions and emerging trends on an ongoing basis as circumstances are evolving. The committee is reviewing risk scenarios and performing stress tests, including the review of cash flow trends, liquidity requirements and other forms of risk quantification. This provides tools for management, as well as our Risk Committee of the Board of Directors, to assess risks and prioritize key issues.

While we were not required to close our physical locations under the state mandated closure of nonessential services, out of concern for the health and safety of our employees, over 90% of our workforce has been working remote since March 2020. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a dedicated team developing a return to the office plan that will be implemented when it becomes feasible and safe.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2020	% Change	2019	% Change	2018

Operating income	$338,157	(5.4)%	$357,339	3.8%	$344,343
Total investment income	32,867	(17.8)	39,967	54.9	25,796
Interest expense, net	731	(14.7)	856	(65.2)	2,460
Other (expense) income	(1,778)	NM	255	(93.0)	3,641
Income before income taxes	368,515	(7.1)	396,705	6.8	371,320
Income tax expense	75,211	(5.8)	79,884	(3.9)	83,096
Net income	$293,304	(7.4)%	$316,821	9.9%	$288,224
Net income per share - diluted	$5.61	(7.4)%	$6.06	9.9%	$5.51

NM = not meaningful

Operating income decreased in 2020 compared to 2019 as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2020, 2019, and 2018.  The direct and affiliated assumed premiums written by the Exchange increased 1.7% to $7.6 billion in 2020 and 5.2% to $7.5 billion in 2019.

Cost of operations for policy issuance and renewal services increased 3.3% to $1.6 billion in 2020 primarily due to higher commissions driven by direct and affiliated assumed written premium growth, higher agent incentive compensation driven by lower automobile claims frequency experienced by the Exchange, and higher personnel costs. Cost of operations for policy issuance and renewal services increased 5.5% to $1.5 billion in 2019 driven primarily by higher commissions and higher investments in information technology, partially offset by lower agent and employee incentive costs related to less profitable growth on the property and casualty insurance business of the Exchange.

Management fee revenue for administrative services increased 4.0% to $59.5 million in 2020 compared to 6.7% to $57.2 million in 2019. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses to $609.4 million in 2020 and $582.0 million in 2019, but had no net impact on operating income.

Total investment income decreased $7.1 million in 2020 primarily driven by higher impairments and lower net investment income reflecting lower interest rates due to market volatility caused by the COVID-19 pandemic. Total investment income increased $14.2 million in 2019 primarily driven by net realized investment gains and higher net investment income.

Income tax expense was $75.2 million in 2020 compared to $79.9 million in 2019. Income tax expense was reduced in 2019 by $4.0 million as a result of settling an uncertain tax position, which decreased our effective tax rate by 1.0%.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the COVID-19 pandemic. The extent and duration of the impacts to economic conditions remain uncertain as the pandemic continues to evolve. See Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" contained within this report for a discussion of the potential impacts of the COVID-19 pandemic on our operations.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Significant volatility has been seen in the global financial markets since the outbreak of the COVID-19 pandemic. The extent of the impact on our invested assets cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the financial markets.

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

For purposes of determining whether the market is active or inactive, the classification of a financial instrument is based upon the following definitions:

•An active market is one in which transactions for the assets being valued occur with sufficient frequency and volume to provide reliable pricing information.

•An inactive (illiquid) market is one in which there are few and infrequent transactions, where the prices are not current, price quotations vary substantially, and/or there is little information publicly available for the asset being valued.

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

Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include corporate bonds, structured securities and preferred stock.

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants. Securities are also assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace. Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions. Fair value for these securities is generally valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors. This category primarily consists of structured securities and corporate bonds.

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2020, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

Impairments
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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 2.96% discount rate for the projected benefit obligation at December 31, 2020 and for the 2021 pension expense.  The same methodology was used to develop the 3.59% and 4.47% discount rates used to determine the projected benefit obligation for 2019 and 2018, respectively, and the pension expense for 2020 and 2019, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $6.8 million, of which our share would be approximately $2.8 million, and would increase the pension benefit obligation by $61.6 million.

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

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  Based on the current asset allocation and a review of the key factors and expectations of future asset performance, we reduced the expected return on asset assumption from 6.00% to 5.50% for 2021. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.3 million impact on net pension benefit cost in the following year, of which our share would be approximately $0.9 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2020 that related to the actual investment return being different from that assumed during the prior year was a gain of $146.3 million. Recognition of this gain will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market mutual fund and a separate account for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  Trustee and custodian valuation methodologies for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2020 or 2019.

We expect our net pension benefit costs to increase from $45.1 million in 2020 to $56.6 million in 2021 primarily driven by the decrease in the discount rate. Our share of the net pension benefit costs after reimbursements was $18.5 million in 2020. We expect our share of the net pension benefit costs to be approximately $23.2 million in 2021.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities. Our revenues are allocated between the two performance obligations.

Management fee rate
The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for 2020, 2019 and 2018.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price for management fee revenue and administrative service reimbursement revenue is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. In 2020, we reviewed the transaction price allocation quarterly to consider the most current economic conditions related to the COVID-19 pandemic. The reviews resulted in no material change to the allocation.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$7,613,519	1.7%	$7,486,030	5.2%	$7,112,846
Management fee rate	24.2%		24.2%		24.2%
Management fee revenue	1,842,472	1.7	1,811,619	5.2	1,721,309
Change in allowance for management fee returned on cancelled policies (1)	(678)	41.7	(1,162)	33.3	(1,742)
Management fee revenue - policy issuance and renewal services, net	$1,841,794	1.7%	$1,810,457	5.3%	$1,719,567

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$7,613,519	1.7%	$7,486,030	5.2%	$7,112,846
Management fee rate	0.8%		0.8%		0.8%
Management fee revenue	60,908	1.7	59,888	5.2	56,903
Change in contract liability (2)	(1,376)	47.8	(2,633)	17.9	(3,209)
Change in allowance for management fee returned on cancelled policies (1)	(69)	(34.6)	(51)	17.0	(62)
Management fee revenue - administrative services, net	59,463	4.0	57,204	6.7	53,632
Administrative services reimbursement revenue	609,435	4.7	582,010	0.3	580,336
Total revenue from administrative services	$668,898	4.6%	$639,214	0.8%	$633,968

(1)    Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion. The potential for a greater number of mid-term cancellations as a result of the COVID-19 pandemic was taken into consideration in the determination of this allowance in 2020.
(2)    Management fee revenue - administrative services is recognized over time as the services are performed. See Item 8. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 1.7% to $7.6 billion in 2020, from $7.5 billion in 2019, driven by an increase in policies in force.  Year-over-year policies in force for all lines of business increased 2.1% in 2020 as the result of continuing strong policyholder retention, compared to 1.8% in 2019.  The year-over-year average premium per policy for all lines of business decreased 0.4% at December 31, 2020, compared to an increase of 3.2% at December 31, 2019. The year-over-year average premium per policy at December 31, 2020 was impacted by the rate reductions for personal and commercial auto policies as a result of the COVID-19 pandemic.

Premiums generated from new business decreased 1.2% to $852 million in 2020. While new business policies written increased 5.0 % in 2020, year-over-year average premium per policy on new business decreased 5.9% at December 31, 2020, driven by the personal and commercial auto rate reductions which took effect in the third quarter of 2020. Premiums generated from new business decreased 2.6% to $863 million in 2019. While year-over-year average premium per policy on new business increased 5.1% at December 31, 2019, new business policies written decreased 7.4% in 2019.

Premiums generated from renewal business increased 2.1% to $6.8 billion in 2020, compared to 6.4%, or $6.6 billion, in 2019.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 0.4% at December 31, 2020, compared to 2.9% at December 31, 2019.

The Exchange implements rate changes in order to meet loss cost expectations. As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2019 were reflected in 2020, and a portion of the rate actions in 2020, primarily those in response to reduced driving conditions resulting from the COVID-19 pandemic, will be reflected in 2021. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 1.3% to $5.4 billion in 2020, from $5.3 billion in 2019, driven by an increase in total personal lines policies in force of 2.2%. While the impacts of the COVID-19 pandemic, including changes in consumer behavior and driving patterns, among others, significantly reduced new personal policies written in the second quarter of 2020, new personal policies written increased 20.7% in the second half of 2020, compared to the same period last year. Total personal lines year-over-year average premium per policy decreased 0.8% at December 31, 2020, compared to the prior year, driven by personal auto rate reductions. Total personal lines policies in force increased 1.8% in 2019 and year-over-year average premium per policy increased 2.9% at December 31, 2019.

Commercial lines – Total commercial lines premiums written increased 2.6% to $2.2 billion in 2020, compared to 2019, driven by a 1.6% increase in total commercial lines policies in force and a 0.9% increase in the total commercial lines year-over-year average premium per policy. While there was a significant reduction in new commercial policies written in the second quarter of 2020 as a result of the business disruptions and unfavorable economic conditions related to the COVID-19 pandemic, new commercial policies written increased 2.4% in the second half of 2020 compared to the same period last year. The second half of 2020 activity was primarily driven by an increase in commercial auto policies written which was partially offset by a decrease in workers compensation policies written. Total commercial lines premiums written increased 6.1% in 2019, compared to 2018, driven by a 2.4% increase in total commercial lines policies in force and a 3.6% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth. While our agents initially experienced business declines resulting from disruptions created by the COVID-19 pandemic, there have been no significant disruptions in their operations. The continued impacts of the COVID-19 pandemic could make it difficult for our independent agents to write new business and retain existing business and/or constrain our ability to recruit new agents.

Changes in premium levels attributable to the growth in policies in force directly affect the profitability of the Exchange and have a direct bearing on our management fee. Our continued focus on underwriting discipline and the maturing of pricing sophistication models have contributed to the Exchange's steady policy retention ratios. The continued growth of its policy base is dependent upon the Exchange's ability to retain existing and attract new subscribers/policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Exchange's premium level growth, and consequently our management fee.

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business; additionally, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average premium written and affiliated assumed by the Exchange, as customers may reduce coverages.

The COVID-19 pandemic may have a negative impact on the Exchange's premiums, and therefore our management fees, given recessionary economic conditions and related declines in consumer activity and demand for certain services, as well as the potential for sustained changes in driving patterns. The remaining rate reductions implemented for personal and commercial auto policies in response to the COVID-19 pandemic are estimated to decrease premiums by $110 million with a corresponding decrease of $28 million in management fee revenue in 2021. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic.

The extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to this pandemic. See also Part I, Item 1A. "Risk Factors" contained within this report.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018

Management fee revenue - policy issuance and renewal services, net	$1,841,794	1.7%	$1,810,457	5.3%	$1,719,567
Service agreement revenue	25,797	(6.6)	27,627	(3.7)	28,677
	1,867,591	1.6	1,838,084	5.1	1,748,244
Cost of policy issuance and renewal services	1,588,897	3.3	1,537,949	5.5	1,457,533
Operating income - policy issuance and renewal services	$278,694	(7.1)%	$300,135	3.2%	$290,711

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

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018

Commissions:
Total commissions	$1,051,272	2.6%	$1,024,654	4.2%	$983,758
Non-commission expense:
Underwriting and policy processing	$160,646	3.7%	$154,934	3.8%	$149,234
Information technology	173,827	3.7	167,600	16.0	144,495
Sales and advertising	53,212	1.6	52,362	(5.8)	55,608
Customer service	34,638	7.1	32,353	9.9	29,447
Administrative and other	115,302	8.7	106,046	11.6	94,991
Total non-commission expense	537,625	4.7	513,295	8.3	473,775
Total cost of policy issuance and renewal services	$1,588,897	3.3%	$1,537,949	5.5%	$1,457,533

Commissions – Commissions increased $26.6 million in 2020 compared to 2019 resulting from higher direct and affiliated assumed premiums written by the Exchange and higher agent incentive compensation. The Exchange experienced a significant decrease in automobile claims frequency and related loss expense beginning in March 2020 that continued through May 2020 driven by the COVID-19 pandemic, which contributed to an increase in the profitability component of the agent incentive bonuses. Claims frequency increased in June 2020 and maintained consistent levels through the remainder of 2020. Commissions increased $40.9 million in 2019 compared to 2018 resulting from higher direct and affiliated assumed premiums written by the Exchange, somewhat offset by lower agent incentive costs related to less profitable growth.

Non-commission expense – Non-commission expense increased $24.3 million in 2020 compared to 2019. Underwriting and policy processing costs increased $5.7 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $6.2 million primarily due to increased personnel costs and hardware and software costs. Administrative and other expenses increased $9.3 million primarily driven by increased personnel costs. Increased personnel costs in all categories included higher incentive plan award accruals related to underwriting performance in 2020 compared to targets and higher vacation accruals as employees took less vacation in 2020 as a result of the COVID-19 pandemic.

In 2019, non-commission expense increased $39.5 million compared to 2018. Underwriting and policy processing costs increased $5.7 million primarily due to increased underwriting report costs and other policy acquisition costs. Information technology costs increased $23.1 million primarily due to increased professional fees and hardware and software costs. Sales and advertising costs decreased $3.2 million due to decreased personnel costs. Customer service costs increased $2.9 million primarily due to increased credit card processing fees and personnel costs. Administrative and other expenses increased $11.1 million primarily driven by an increase in the long-term incentive plan costs due to a higher company stock price in 2019 compared to 2018 and several multi-year commitments made to support community development initiatives. Personnel costs in all expense categories were impacted by increased medical expenses, somewhat offset by lower estimated costs for incentive plans related to sales and underwriting performance in 2019 compared to targets.

Administrative services

	Years ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018

Management fee revenue - administrative services, net	$59,463	4.0%	$57,204	6.7%	$53,632
Administrative services reimbursement revenue	609,435	4.7	582,010	0.3	580,336
Total revenue allocated to administrative services	668,898	4.6	639,214	0.8	633,968
Administrative services expenses
Claims handling services	525,072	3.7	506,491	0.1	505,843
Investment management services	36,835	9.5	33,640	4.9	32,065
Life management services	47,528	13.5	41,879	(1.3)	42,428
Operating income - administrative services	$59,463	4.0%	$57,204	6.7%	$53,632

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2020	% Change	2019	% Change	2018
Net investment income	$29,753	(12.6)%	$34,059	15.9%	$29,387
Net realized investment gains (losses)	6,392	4.7	6,103	NM	(2,010)
Net impairment losses recognized in earnings	(3,278)	NM	(195)	NM	(1,581)
Total investment income	$32,867	(17.8)%	$39,967	54.9%	$25,796

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses. Net investment income decreased by $4.3 million in 2020, compared to 2019, primarily due to decreased income from cash and cash equivalents driven by lower rates and invested balances, somewhat offset by increased preferred stock income resulting from higher invested balances. Net investment income increased by $4.7 million in 2019, compared to 2018, primarily due to an increase in cash and cash equivalent and agent loan interest income reflecting higher invested balances and rates, somewhat offset by decreased income on fixed maturities due to lower invested balances and yields.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2020	2019	2018
Securities sold:
Available-for-sale securities	$1,335	$4,619	$(1,297)
Equity securities	(713)	(1)	(111)
Equity securities change in fair value	5,769	1,485	(708)
Miscellaneous	1	—	106
Net realized investment gains (losses)	$6,392	$6,103	$(2,010)

Net realized gains of $6.4 million in 2020 were primarily due market value adjustments on equity securities and from the sale of available-for-sale securities. Net realized gains of $6.1 million in 2019 were primarily due to gains from sales of available-for-sale securities and increases in fair value of equity securities, while losses of $2.0 million in 2018 were due to losses from sales of available-for-sale and equity securities and decreases in fair value of equity securities.

Net impairment losses recognized in earnings
Net impairment losses recognized on available-for-sale securities in 2020 include $2.3 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. The remaining impairments include the change in the current expected credit loss allowance related to our agent loans. The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses on our available-for-sale securities during 2020 compared to prior years. Net impairment losses recognized in 2019 and 2018 included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis as well as securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On July 8, 2020, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2020, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 1.7% to $7.6 billion in 2020 from $7.5 billion in 2019. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $10.7 billion and $9.5 billion at December 31, 2020 and 2019, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at December 31, 2020 and 90.0% at December 31, 2019.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. We are monitoring risks related to the COVID-19 pandemic on an ongoing basis and believe that the Exchange falls within established risk tolerances. However, see Part I, Item 1A. "Risk Factors" for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2020	% to total	2019	% to total
Fixed maturities	$928,236	84%	$730,701	82%
Equity securities:
Preferred stock	94,071	9	64,752	7
Common stock	19	0	2,381	0
Agent Loans (1)	69,212	6	67,696	8
Other investments	14,325	1	28,205	3
Total investments	$1,105,863	100%	$893,735	100%
(1)The current portion of agent loans is included with prepaid expenses and other current assets in the Statements of Financial Position.

We continually review our investment portfolio for impairment and determine whether the impairment is a result of credit loss or other factors. We individually analyze all positions with an emphasis on those in a significant unrealized loss position. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. Impairment resulting from credit loss is recognized in earnings with a corresponding allowance on the balance sheet. We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $23.3 million at December 31, 2020, compared to net unrealized gains of $4.5 million at December 31, 2019.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of December 31, 2020: (1)

(in thousands)					Non-investment	Fair
	AAA	AA	A	BBB	grade	value
Basic materials	$0	$0	$3,277	$4,053	$8,911	$16,241
Communications	0	8,932	8,661	22,451	18,973	59,017
Consumer	0	3,246	25,221	66,057	43,391	137,915
Diversified	0	0	0	1,072	423	1,495
Energy	0	7,548	4,701	18,288	11,424	41,961
Financial	0	1,035	59,632	117,261	12,393	190,321
Industrial	0	0	10,220	14,851	18,465	43,536
Structured securities (2)	146,270	168,083	34,018	13,439	0	361,810
Technology	0	5,311	12,308	18,448	11,388	47,455
Utilities	0	0	3,945	18,997	5,543	28,485
Total	$146,270	$194,155	$161,983	$294,917	$130,911	$928,236

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

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of December 31:

(in thousands)	2020		2019
	Preferred Stock	Common stock	Preferred Stock	Common stock
Communications	$2,699	$0	$1,052	$2,381
Consumer	3,068	0	508	0
Energy	2,187	19	1,881	0
Financial services	76,575	0	53,513	0
Industrial	800	0	980	0
Utilities	8,742	0	6,818	0
Total	$94,071	$19	$64,752	$2,381

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2020, shareholders' equity amounts related to these postretirement plans increased by $20.0 million, net of tax, of which $10.6 million represents amortization of the prior service cost and net actuarial loss and $9.4 million represents the current period actuarial gain.  The actuarial gain was driven by higher than expected returns on assets which exceeded losses incurred as a result of the lower discount rate in 2020. At December 31, 2019, shareholders' equity amounts related to these postretirement plans increased by $1.7 million, net of tax, of which $4.9 million represents amortization of the prior service cost and net actuarial loss offset by $3.2 million of current period actuarial loss.  The 2019 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 3.59% in 2019, from 4.47% in 2018. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 59% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

Home Office Expansion
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. We capitalized applicable interest charges incurred during the construction period of long-term building projects as part of the historical cost of the asset. The building was completed in the fourth quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

While we did not see a significant impact on our sources or uses of cash in 2020 as a result of the COVID-19 pandemic, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. Accordingly, we continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. There is potential that the funding requirements for our costs of operations will increase related to agent compensation and technology costs, among others. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview and Part I, Item 1A. "Risk Factors" contained within this report.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, may be illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities, even if market volatility persists throughout 2021 and beyond.

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2020	2019	2018
Net cash provided by operating activities	$342,595	$364,527	$263,585
Net cash used in investing activities	(243,225)	(124,634)	(81,398)
Net cash used in financing activities	(274,869)	(169,571)	(131,491)
Net (decrease) increase in cash	$(175,499)	$70,322	$50,696

Net cash provided by operating activities was $342.6 million in 2020, compared to $364.5 million in 2019 and $263.6 million in 2018.  Decreased cash provided by operating activities in 2020 was primarily due to an increase in cash paid for agent commissions of $33.3 million due to higher scheduled commissions driven by premium growth, increased general operating expenses paid of $17.4 million and increased administrative services expenses paid of $16.2 million. Offsetting the decrease in cash provided by operating activities was an increase of $42.5 million in management fee received driven by growth in direct and affiliated assumed premiums written by the Exchange, compared to 2019. Increased cash provided by operating activities in 2019 was primarily due to an increase of $93.8 million in management fee revenue received driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in pension contributions and employee benefits paid of $72.8 million, driven by the $80 million accelerated pension contribution in 2018. Offsetting the increase in cash provided by operating activities was increased cash paid for agent commissions of $41.8 million due to higher scheduled commissions driven by premium growth, compared to 2018.

Net cash used in investing activities totaled $243.2 million in 2020, compared to $124.6 million in 2019 and $81.4 million in 2018. Net cash used in investing activities increased in 2020 as purchases of available-for-sale securities exceeded the proceeds generated from investment sales and maturities/calls of available-for-sale securities. Fixed asset purchases decreased $46.5 million in 2020 compared to 2019 primarily due to the completion of the new home office building in the fourth quarter of 2020 which was funded primarily by the senior secured draw term loan credit facility. In 2019, we generated more proceeds from investment activity, which were offset by higher purchases of available-for-sale securities and equity securities due to portfolio rebalancing. Fixed asset purchases also increased primarily related to the new home office building.

Net cash used in financing activities totaled $274.9 million in 2020, compared to $169.6 million in 2019 and $131.5 million in 2018.  The increase in cash used in 2020, compared to 2019, was due to an increase in dividends paid to shareholders. In addition to the normal quarterly dividends paid in 2020, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300 on each Class B share totaling $93.1 million, which was paid in December 2020. The increase in cash used in 2019, compared to 2018, was due to an increase in dividends paid to shareholders and principal payments on the senior secured draw term loan credit facility, which commenced January 1, 2019.

No shares of our Class A nonvoting common stock were repurchased in 2020, 2019 and 2018 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2020, based upon trade date.

We purchase shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. We purchased 31,248 shares for $5.8 million in 2020, 15,003 shares for $2.6 million in 2019 and 27,120 shares for $3.2 million in 2018 to settle awards for our equity compensation plan and to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. All shares were delivered in the year they were purchased.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $161.2 million at December 31, 2020, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred and common stock and investment grade bonds which totaled approximately $646.4 million at December 31, 2020.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2020. Investments with a fair value of $124.9 million were pledged as collateral on the line at December 31, 2020. These securities have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at December 31, 2020.

Contractual Obligations
We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2020, the aggregate obligations were as follows:

	Payments due by period
(in thousands)	Total	2021	2022-2023	2024-2025	2026 and thereafter

Long-term debt (1)	$160,648	$6,183	$12,366	$12,366	$129,733
Home office expansion (2)	13,556	13,556	0	0	0
Operating leases (3)	14,537	10,817	3,452	89	179
Other commitments (4)	385,707	244,638	125,434	14,977	658
Gross contractual obligations (5)	574,448	275,194	141,252	27,432	130,570
Estimated reimbursements from affiliates (6)	114,293	68,694	38,891	6,318	390
Net contractual obligations	$460,155	$206,500	$102,361	$21,114	$130,180

(1)         Long-term debt amount differs from the balance presented on the Statements of Financial Position as the amount in the table above includes interest and principal payments.

(2)       We agreed to the guaranteed maximum price terms of an agreement with our construction manager for the construction of the office building that will serve as part of our principal headquarters. The building was completed in the fourth quarter of 2020. Commitments due in 2021 represent settlement of final construction costs. This project is primarily being funded by the senior secured draw term loan credit facility included in long-term debt in the table above. Included in these amounts are obligations for furniture and fixtures and information technology costs for the office building.

(3)       Operating leases represent the total commitment for the lease components of our operating lease agreements. Non-lease component commitments related to these contracts are included in other commitments. See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies and Note 8, Leases, of Notes to Financial Statements" contained within this report.

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

(5)       The obligation for our unfunded Supplemental Employee Retirement Plan (SERP) for our executive and senior management is not included in gross contractual obligations.  The accumulated benefit obligation for this plan at December 31, 2020 is $26.5 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due.

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

Enterprise Risk Management
The role of our Enterprise Risk Management ("ERM") function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders. Our ERM program views risk holistically across our entire group of companies. It ensures implementation of risk responses to mitigate potential impacts. See Part I, Item 1A. "Risk Factors" contained in this report for a list of risk factors.

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

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Board Oversight
Our Board of Directors has a broad oversight responsibility over our intercompany relationships with the Exchange.  As a consequence, our Board of Directors may be required to make decisions or take actions that may not be solely in the interest of our shareholders, such as setting the management fee rate paid by the Exchange to us and ratifying any other significant activity.

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

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk. Net receivables from the Exchange and other affiliates were $494.6 million, or 23.4% of total assets, at December 31, 2020 and $468.6 million, or 23.2% of total assets, at December 31, 2019. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the Exchange as well as the service provider for its insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and its affiliates are settled monthly. We continually monitor the financial strength of the Exchange.

Surplus Note
We previously held a $25 million surplus note issued to us by EFL that was payable on demand on or after December 31, 2018. In 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. EFL paid related interest to us of $1.6 million in 2018.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The significant volatility in the financial markets and uncertainty resulting from the COVID-19 pandemic continues to evolve and the pandemic’s ultimate impact and duration remain highly uncertain. We could experience future losses and/or impairments to the portfolio and a continued lower interest rate environment given the pandemic’s impact on market conditions.

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2020.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 84% of our invested assets at December 31, 2020. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed quarterly to ensure that it remains in the targeted range.

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

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2020	2019
Fair value of fixed maturity portfolio	$928,236	$730,701
Fair value assuming 100-basis point rise in interest rates	$904,287	$710,534
Effective duration (as a percentage)	2.7	2.8

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2020 and 2019. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2020
2021	$17,403
2022	48,958
2023	107,507
2024	142,707
2025	110,105
Thereafter	452,168
Total	$878,848
Fair value	$928,236

(in thousands)
Fixed maturities:	December 31, 2019
2020	$32,473
2021	26,652
2022	60,120
2023	103,345
2024	139,005
Thereafter	349,145
Total	$710,740
Fair value	$730,701

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

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2020
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$487,752	$502,408	54%
BBB	283,219	294,917	32
Total investment grade	770,971	797,325	86
BB	47,870	50,399	5
B	63,397	64,611	7
CCC, CC, C, and below	16,552	15,901	2
Total non-investment grade	127,819	130,911	14
Total	$898,790	$928,236	100%

	At December 31, 2019
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$386,046	$388,278	53%
BBB	224,373	226,977	31
Total investment grade	610,419	615,255	84
BB	49,866	51,177	7
B	53,782	54,310	8
CCC, CC, C, and below	10,883	9,959	1
Total non-investment grade	114,531	115,446	16
Total	$724,950	$730,701	100%

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

Equity Price Risk
Our portfolio of equity securities, which primarily includes nonredeemable preferred stock, is carried on the Statements of Financial Position at estimated fair value. Equity securities are exposed to the risk of potential loss in estimated fair value resulting from an adverse change in prices ("price risk"). We do not hedge our exposure to price risk inherent in our equity investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Erie Indemnity Company (the "Company") as of December 31, 2020 and 2019, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Proportional Cost Allocation
Description of the Matter
For the year ended December 31, 2020, the Company’s administrative services reimbursement revenue totaled $609.4 million. The Company’s primary function, as attorney-in-fact, is to perform certain services on behalf of the subscribers at the Erie Insurance Exchange (Exchange) and its insurance subsidiaries, in accordance with the Subscriber’s Agreement and the service agreements with each of the Exchange’s insurance subsidiaries. As explained in Note 2 of the financial statements, pursuant to approved service agreements, administrative services, which include costs associated with claims handling services, life insurance related operating activities, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue. To determine the proportional cost allocation to each entity, the Company determines utilization statistics using numerous variables including, among others, employee count, square footage, vehicle count, and project hours.

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
Cleveland, OH
February 25, 2021

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	2020	2019	2018
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$1,841,794	$1,810,457	$1,719,567
Management fee revenue - administrative services, net	59,463	57,204	53,632
Administrative services reimbursement revenue	609,435	582,010	580,336
Service agreement revenue	25,797	27,627	28,677
Total operating revenue	2,536,489	2,477,298	2,382,212

Operating expenses
Cost of operations - policy issuance and renewal services	1,588,897	1,537,949	1,457,533
Cost of operations - administrative services	609,435	582,010	580,336
Total operating expenses	2,198,332	2,119,959	2,037,869
Operating income	338,157	357,339	344,343

Investment income
Net investment income	29,753	34,059	29,387
Net realized investment gains (losses)	6,392	6,103	(2,010)
Net impairment losses recognized in earnings	(3,278)	(195)	(1,581)
Total investment income	32,867	39,967	25,796

Interest expense, net	731	856	2,460
Other (expense) income	(1,778)	255	3,641
Income before income taxes	368,515	396,705	371,320
Income tax expense	75,211	79,884	83,096
Net income	$293,304	$316,821	$288,224

Earnings Per Share
Net income per share
Class A common stock – basic	$6.30	$6.80	$6.19
Class A common stock – diluted	$5.61	$6.06	$5.51
Class B common stock – basic and diluted	$945	$1,020	$928

Weighted average shares outstanding – Basic
Class A common stock	46,188,659	46,188,836	46,188,637
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,313,360	52,319,860	52,315,213
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Net income	$293,304	$316,821	$288,224

Other comprehensive income, net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	18,738	11,718	(9,937)
Pension and other postretirement plans	19,987	1,698	35,712
Total other comprehensive income, net of tax	38,725	13,416	25,775
Comprehensive income	$332,029	$330,237	$313,999

See accompanying notes to Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2020 and 2019
(dollars in thousands, except per share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$161,240	$336,739
Available-for-sale securities	17,697	32,810
Equity securities	19	2,381
Receivables from Erie Insurance Exchange and affiliates, net	494,637	468,636
Prepaid expenses and other current assets	49,897	44,943
Federal income taxes recoverable	2,664	462
Accrued investment income	6,146	5,433
Total current assets	732,300	891,404

Available-for-sale securities, net	910,539	697,891
Equity securities	94,071	64,752
Fixed assets, net	265,341	221,379
Agent loans, net	62,449	60,978
Deferred income taxes, net	12,341	17,186
Other assets	40,081	62,650
Total assets	$2,117,122	$2,016,240

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$262,338	$262,963
Agent bonuses	110,158	96,053
Accounts payable and accrued liabilities	150,706	134,957
Dividends payable	48,200	44,940
Contract liability	36,917	35,938
Deferred executive compensation	17,319	10,882
Current portion of long-term borrowings	2,031	1,979
Total current liabilities	627,669	587,712

Defined benefit pension plans	164,346	145,659
Long-term borrowings	93,833	95,842
Contract liability	18,878	18,435
Deferred executive compensation	14,904	13,734
Other long-term liabilities	9,444	21,605
Total liabilities	929,074	882,987

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,487	16,483
Accumulated other comprehensive loss	(78,143)	(116,868)
Retained earnings	2,393,624	2,377,558
Total contributed capital and retained earnings	2,334,138	2,279,343
Treasury stock, at cost; 22,110,132 shares held	(1,163,670)	(1,158,910)
Deferred compensation	17,580	12,820
Total shareholders' equity	1,188,048	1,133,253
Total liabilities and shareholders' equity	$2,117,122	$2,016,240

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2017	$1,992	$178	$16,470	$(156,059)	$2,140,853	$(1,155,668)	$9,578	$857,344
Cumulative effect adjustments (1)					(38,392)			(38,392)
Net income					288,224			288,224
Other comprehensive income				25,775				25,775
Dividends declared:
Class A $3.42 per share					(157,964)			(157,964)
Class B $513.00 per share					(1,304)			(1,304)
Net purchase of treasury stock (2)			(11)			0		(11)
Deferred compensation						(2,566)	2,566	0
Rabbi trust distribution (3)						609	(609)	0
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					316,821			316,821
Other comprehensive income				13,416				13,416
Dividends declared:
Class A $3.665 per share					(169,283)			(169,283)
Class B $549.75 per share					(1,397)			(1,397)
Net purchase of treasury stock (2)			24			0		24
Deferred compensation						(2,208)	2,208	0
Rabbi trust distribution (3)						923	(923)	0
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (1)					(1,075)			(1,075)
Net income					293,304			293,304
Other comprehensive income				38,725				38,725
Dividends declared:
Class A $5.93 per share					(273,902)			(273,902)
Class B $889.50 per share					(2,261)			(2,261)
Net purchase of treasury stock (2)			4			0		4
Deferred compensation						(5,465)	5,465	0
Rabbi trust distribution (3)						705	(705)	0
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048

(1) Cumulative effect adjustments in 2018 are primarily related to the implementation of new revenue recognition guidance effective January 1, 2018. The Cumulative effect adjustment in 2020 is related to the implementation of new credit loss allowance accounting guidance effective January 1, 2020. See Note 2, "Significant Accounting Policies."
(2) Net purchases of treasury stock in 2018, 2019 and 2020 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Incentive and Deferred Compensation Plans".
(3) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2018, 2019 and 2020. See Note 11, "Incentive and Deferred Compensation Plans".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities
Management fee received	$1,887,537	$1,845,075	$1,751,247
Administrative services reimbursements received	587,347	588,255	574,698
Service agreement fee received	25,797	27,627	28,677
Net investment income received	35,740	36,442	44,662
Commissions paid to agents	(928,864)	(895,563)	(853,758)
Agents bonuses paid	(108,227)	(115,795)	(134,314)
Salaries and wages paid	(188,070)	(186,460)	(182,537)
Pension contributions and employee benefits paid	(33,098)	(42,728)	(115,525)
General operating expenses paid	(253,545)	(236,128)	(208,036)
Administrative services expenses paid	(598,753)	(582,528)	(580,338)
Income taxes paid	(82,576)	(72,817)	(58,814)
Interest paid	(693)	(853)	(2,377)
Net cash provided by operating activities	342,595	364,527	263,585

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(396,014)	(956,818)	(392,895)
Equity securities	(79,518)	(66,760)	(4,087)
Other investments	(1,142)	(1,080)	(243)
Proceeds from investments:
Available-for-sale securities sales	101,718	687,347	235,323
Available-for-sale securities maturities/calls	118,852	303,798	134,396
Equity securities	70,405	16,109	4,162
Other investments	613	3,722	3,387
Purchase of fixed assets	(55,528)	(102,039)	(56,297)
Proceeds from disposal of fixed assets	15	777	6,014
Loans to agents	(10,098)	(17,611)	(42,594)
Collections on agent loans	7,472	7,921	6,436
Repayment of note receivable from Erie Family Life Insurance	—	—	25,000
Net cash used in investing activities	(243,225)	(124,634)	(81,398)

Cash flows from financing activities
Dividends paid to shareholders	(272,902)	(167,651)	(156,474)
Net (payments) proceeds from long-term borrowings	(1,967)	(1,920)	24,983
Net cash used in financing activities	(274,869)	(169,571)	(131,491)

Net (decrease) increase in cash and cash equivalents	(175,499)	70,322	50,696
Cash and cash equivalents, beginning of year	336,739	266,417	215,721
Cash and cash equivalents, end of year	$161,240	$336,739	$266,417

Supplemental disclosure of noncash transactions
Transfer of investments from other investments to equity securities	$13,041	$3,310	$—
Liability incurred to purchase fixed assets	$14,214	$6,800	$8,453
Operating lease assets obtained in exchange for new operating lease liabilities	$4,943	$35,483	$—

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

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2020 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2020 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2020 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The economic conditions resulting from the COVID-19 pandemic may negatively impact the collectability of the Exchange’s premiums receivable, however no significant impact has been noted through the date of this report. While our investment portfolio was negatively impacted by the volatility in the financial markets in the first quarter of 2020, markets substantially recovered through the remainder of 2020. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

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

Recently adopted accounting standards
We adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses" which applies to our receivable from Erie Insurance Exchange and affiliates, agent loans, and investments, on January 1, 2020. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking current expected credit loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses.

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

Realized gains and losses and investment income – Realized gains and losses on sales of available-for-sale and equity securities are recognized in income based upon the specific identification method and reported as net realized investment gains (losses). Interest income is recognized as earned and includes amortization of premium and accretion of discount.  Income is recognized based on the constant effective yield method, which includes periodically updated prepayment assumptions obtained from third party data sources on our prepaying securities. The effective yield for prepaying securities is recalculated on a retrospective basis.  Dividend income is recognized at the ex-dividend date. Interest and dividend income and the results of our limited partnership investments are reported as net investment income. We do not record an allowance for credit losses on accrued investment income as any amount deemed uncollectible is reversed from interest income in the period the expected payment defaults.

Deferred taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the financial statements, using the statutory tax rates in effect for the year in which the differences are expected to settle or be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law.  The need for valuation allowances on deferred tax assets are estimated based upon our assessment of the realizability of such amounts.

Fixed assets
Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are primarily comprised of software, which includes internally used capitalized software and development costs, as well as building and building improvements, equipment, furniture and fixtures, and leasehold improvements. Assets in use are depreciated using the straight-line method over the estimated useful life except for leasehold improvements, which are depreciated over the shorter of their economic useful life or the lease term. Software is depreciated over periods ranging from 3-7 years, buildings and building improvements are depreciated over 20-45 years, equipment is depreciated over 3-10 years, and furniture and fixtures are depreciated over 7 years. We review long-lived assets for impairment whenever events or changes indicate that the carrying value may not be recoverable. Under these circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference. We capitalize applicable interest charges incurred during the construction period of significant long-term building projects as part of the historical cost of the asset.

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

Other assets
Other assets include operating lease assets, other investments, and other long-term prepaid assets. The determination of whether an arrangement is a lease and the related lease classification is made at inception of a contract. Our leases are classified as operating leases. Operating lease assets and liabilities are recorded at inception based on the present value of the future minimum lease payments over the lease term at commencement date. When an implicit rate for the lease is not available, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Most of our lease contracts contain lease and non-lease components. Non-lease components are expensed as incurred. Operating lease assets are included in other assets, and the current and noncurrent portions of the operating lease liabilities are included in accounts payable and accrued expenses and other long-term liabilities, respectively.

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

Recognition of management fee revenue
We earn management fees from the Exchange under the subscriber’s agreement for services provided. Pursuant to the subscriber’s agreement, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The management fee revenue is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange and is allocated between the two performance obligations we have under the subscriber's agreement. The first performance obligation is to provide policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact with respect to the administrative services.

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

Recognition of service agreement revenue
Service agreement revenue consists of service charges we collect from policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries.  Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenue also includes late payment and policy reinstatement fees, which are also recognized as revenue when bills are rendered to the policyholder.

Reclassifications
Certain amounts previously reported in the 2019 and 2018 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation. “Limited partnership investments” has now been combined within “Other assets” in the Statements of Financial Position and “Equity in earnings (losses) of limited partnerships” is now included in “Net investment income” in the Statements of Operations. The reclassifications had no effect on previously reported net income.

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. Pursuant to the subscriber’s agreement, we earn a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange.
We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. In 2020, we reviewed the transaction price allocation quarterly to consider the most current economic conditions related to the COVID-19 pandemic. The reviews resulted in no material change to the allocation.

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

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2020	2019	2018
Management fee revenue - policy issuance and renewal services, net	$1,841,794	$1,810,457	$1,719,567

Management fee revenue - administrative services, net	59,463	57,204	53,632
Administrative services reimbursement revenue	609,435	582,010	580,336
Total administrative services	$668,898	$639,214	$633,968

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2020			2019			2018
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$290,902	46,188,659	$6.30	$314,227	46,188,836	$6.80	$285,864	46,188,637	$6.19
Dilutive effect of stock-based awards	0	23,901	—	0	30,224	—	0	25,776	—
Assumed conversion of Class B shares	2,402	6,100,800	—	2,594	6,100,800	—	2,360	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$293,304	52,313,360	$5.61	$316,821	52,319,860	$6.06	$288,224	52,315,213	$5.51
Class B – Basic EPS:
Income available to Class B stockholders	$2,402	2,542	$945	$2,594	2,542	$1,020	$2,360	2,542	$928
Class B – Diluted EPS:
Income available to Class B stockholders	$2,401	2,542	$945	$2,593	2,542	$1,020	$2,359	2,542	$928

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2020, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,425	$1,281	$559,319	$5,825
Residential mortgage-backed securities	112,179	0	111,242	937
Commercial mortgage-backed securities	120,201	0	100,739	19,462
Collateralized debt obligations	110,447	0	110,447	0
Other debt securities	18,984	0	18,984	0
Total available-for-sale securities	928,236	1,281	900,731	26,224
Equity securities - nonredeemable preferred and common stock:
Financial services sector	76,575	24,981	51,594	0
Utilities sector	8,742	3,957	4,785	0
Consumer sector	3,068	576	2,492	0
Communications sector	2,699	2,699	0	0
Energy sector	2,206	676	1,530	0
Industrial sector	800	800	0	0
Total equity securities	94,090	33,689	60,401	0
Total	$1,022,326	$34,970	$961,132	$26,224

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$454,880	$2,683	$443,873	$8,324
Residential mortgage-backed securities	125,343	0	125,343	0
Commercial mortgage-backed securities	67,541	0	64,220	3,321
Collateralized debt obligations	77,856	0	77,856	0
Other debt securities	5,081	0	5,081	0
Total available-for-sale securities	730,701	2,683	716,373	11,645
Equity securities - nonredeemable preferred and common stock:
Financial services sector	53,513	14,927	38,586	0
Utilities sector	6,818	3,190	3,628	0
Communications sector	3,433	3,433	0	0
Energy sector	1,881	0	1,881	0
Industrial sector	980	0	980	0
Consumer sector	508	0	508	0
Total equity securities	67,133	21,550	45,583	0
Total	$797,834	$24,233	$761,956	$11,645

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$(2)	$(156)	$7,180	$(1,405)	$10,526	$(18,642)	$5,825
Residential mortgage-backed securities	0	(19)	(48)	287	(1,539)	11,496	(9,240)	937
Commercial mortgage-backed securities	3,321	(183)	913	12,281	(2,334)	39,591	(34,127)	19,462
Collateralized debt obligations	0	0	3	247	0	0	(250)	0
Total available-for-sale securities	11,645	(204)	712	19,995	(5,278)	61,613	(62,259)	26,224
Nonredeemable preferred stock	0	151	0	2,836	0	0	(2,987)	0
Total Level 3 securities	$11,645	$(53)	$712	$22,831	$(5,278)	$61,613	$(65,246)	$26,224

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2018	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2019
Available-for-sale securities:
Corporate debt securities	$12,577	$10	$146	$2,020	$(7,415)	$11,542	$(10,556)	$8,324
Residential mortgage-backed securities	0	4	15	921	(32)	0	(908)	0
Commercial mortgage-backed securities	0	(9)	(21)	478	(1,068)	7,281	(3,340)	3,321
Collateralized debt obligations	0	0	1	2,300	0	0	(2,301)	0
Total Level 3 available-for-sale securities	$12,577	$5	$141	$5,719	$(8,515)	$18,823	$(17,105)	$11,645

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

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans (1)	$69,212	$73,854	$67,696	$71,602
Long-term borrowings (2)	96,113	113,054	98,080	101,888
(1)The discount rate used to calculate fair value at December 31, 2020 is reflective of an increase in the BB+ financial yield curve due to the market volatility resulting from the COVID-19 pandemic.
(2)The discount rate used to calculate fair value at December 31, 2020 is reflective of a decline in U.S. Treasury bond yields due to the market volatility resulting from the COVID-19 pandemic.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$546,096	$21,843	$1,514	$566,425
Residential mortgage-backed securities	108,840	3,373	34	112,179
Commercial mortgage-backed securities	115,346	5,090	235	120,201
Collateralized debt obligations	110,121	657	331	110,447
Other debt securities	18,387	606	9	18,984
Total available-for-sale securities, net	$898,790	$31,569	$2,123	$928,236

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$450,295	$6,289	$1,704	$454,880
Residential mortgage-backed securities	124,337	1,056	50	125,343
Commercial mortgage-backed securities	67,210	479	148	67,541
Collateralized debt obligations	78,059	44	247	77,856
Other debt securities	5,049	71	39	5,081
Total available-for-sale securities, net	$724,950	$7,939	$2,188	$730,701

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2020, are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$17,393	$17,553
Due after one year through five years	419,019	435,504
Due after five years through ten years	185,849	189,711
Due after ten years	276,529	285,468
Total available-for-sale securities (1)	$898,790	$928,236
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at December 31, 2020.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest. The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$39,693	$644	$7,952	$870	$47,645	$1,514	257
Residential mortgage-backed securities	8,163	34	0	0	8,163	34	13
Commercial mortgage-backed securities	16,582	235	0	0	16,582	235	31
Collateralized debt obligations	50,036	232	10,899	99	60,935	331	65
Other debt securities	1,019	9	0	0	1,019	9	4
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370
Quality breakdown of available-for-sale securities:
Investment grade	$86,807	$561	$10,899	$99	$97,706	$660	119
Non-investment grade	28,686	593	7,952	870	36,638	1,463	251
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$25,804	$342	$15,699	$1,362	$41,503	$1,704	158
Residential mortgage-backed securities	16,712	50	0	0	16,712	50	7
Commercial mortgage-backed securities	21,981	147	372	1	22,353	148	30
Collateralized debt obligations	20,889	33	41,010	214	61,899	247	49
Other debt securities	2,350	39	0	0	2,350	39	2
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246
Quality breakdown of available-for-sale securities:
Investment grade	$76,315	$287	$46,390	$218	$122,705	$505	100
Non-investment grade	11,421	324	10,691	1,359	22,112	1,683	146
Total available-for-sale securities	$87,736	$611	$57,081	$1,577	$144,817	$2,188	246

Credit loss allowance on investments
As of December 31, 2020, the current expected credit loss allowance on agent loans is $1.1 million and the credit loss allowance on available-for-sale securities is $0.2 million.

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2020	2019	2018
Available-for-sale securities (1)	$22,631	$22,496	$24,978
Equity securities	4,147	1,418	628
Cash equivalents and other	4,436	11,206	4,806
Total investment income	31,214	35,120	30,412
Less: investment expenses	1,461	1,061	1,025
Investment income, net of expenses	$29,753	$34,059	$29,387

(1)    Includes interest earned on note receivable from EFL of $1.6 million in 2018. The note was repaid in full in 2018.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2020	2019	2018
Available-for-sale securities:
Gross realized gains	$3,920	$6,258	$1,892
Gross realized losses	(2,585)	(1,639)	(3,189)
Net realized gains (losses) on available-for-sale securities	1,335	4,619	(1,297)
Equity securities	5,056	1,484	(819)
Miscellaneous	1	0	106
Net realized investment gains (losses)	$6,392	$6,103	$(2,010)

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2020	2019	2018
Equity securities:
Net gains (losses) recognized during the period	$5,056	$1,484	$(819)
Less: net (losses) gains recognized on securities sold	(469)	360	(86)
Net unrealized gains (losses) recognized on securities held at reporting date	$5,525	$1,124	$(733)

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

Impairments on available-for-sale securities and agent loans were as follows for the years ended December 31:

(in thousands)	2020	2019	2018
Available-for-sale securities:
Intent to sell	$2,274	$195	$1,581
Credit impaired	707	—	—
Total available-for-sale securities	2,981	195	1,581
Agent loans - expected credit losses	297	—	—
Net impairment losses recognized in earnings	$3,278	$195	$1,581

Note 7.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2020	2019
Software	$196,139	$191,709
Land, buildings, and building improvements	121,332	5,068
Equipment	37,426	14,546
Furniture and fixtures	20,998	1,934
Leasehold improvements	1,313	1,313
Projects in progress	47,277	22,992
Construction in progress	—	122,801
Total fixed assets, gross	424,485	360,363
Less: Accumulated depreciation and amortization	(159,144)	(138,984)
Fixed assets, net	$265,341	$221,379

Land, buildings, and building improvements, equipment, and furniture and fixtures increased due to the completion of a new office building serving as part of our principal headquarters in the fourth quarter of 2020. The building was financed using a senior secured draw term loan credit facility. See Note 9, "Borrowing Arrangements". Interest capitalized during construction was $3.5 million, $3.4 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization. Depreciation and amortization of fixed assets totaled $21.2 million, $16.8 million and $13.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in cost of operations - policy issuance and renewal services.

Note 8.  Leases

The following table summarizes our lease assets and liabilities as of December 31:

(in thousands)	2020	2019
Operating lease assets	$14,381	$22,401

Operating lease liabilities - current	$10,713	$11,289
Operating lease liabilities - long-term	3,643	10,665
Total operating lease liabilities	$14,356	$21,954

We currently have leases for real estate, technology equipment, copiers, and vehicles. Our largest operating lease asset at December 31, 2020 of $6.3 million is for office space leased from the Exchange, including the home office. Under this lease, rent is based on rental rates of like property and all operating expenses are the responsibility of the tenant (Indemnity). The lease agreement expires December 31, 2021. See Note 15, "Related Party".

Operating lease costs for the years ended December 31, 2020 and 2019 totaled $13.1 million and $14.0 million, respectively. Of this amount, the Exchange and its subsidiaries reimbursed us $5.3 million and $6.0 million for the years ended December 31, 2020 and 2019, respectively, which represents the allocated share of lease costs supporting administrative services activities.

Note 9.  Borrowing Arrangements

Bank Line of Credit
As of December 31, 2020, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of December 31, 2020, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduces the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2020. Investments with a fair value of $124.9 million were pledged as collateral on the line at December 31, 2020. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of December 31, 2020.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at December 31, 2020.

Term Loan Credit Facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building to serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $126.5 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of December 31, 2020. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at December 31, 2020.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees as long-term borrowings. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2021	$2,031
2022	2,109
2023	2,226
2024	2,302
2025	2,449
Thereafter	84,996

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

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2020	2019	2018
Service cost for benefits earned	$43,492	$33,854	$38,052
Interest cost on benefit obligation	37,578	39,306	35,382
Expected return on plan assets	(49,411)	(47,484)	(51,260)
Prior service cost amortization	1,343	1,394	1,353
Net actuarial loss amortization	12,125	5,113	12,809
Pension plan cost (1)	$45,127	$32,183	$36,336

(1)     Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2020	2019	2018	2017
Employee pension plan:
Discount rate	2.96%	3.59%	4.47%	3.73%
Expected return on assets	6.00	6.00	6.75	6.75
Compensation increases (1)	3.21	3.21	3.32	3.32
SERP:
Discount rate – pre-retirement/post-retirement (2)	2.86	3.59/3.09	4.47/3.97	3.73/3.23
Rate of compensation increase	5.00	5.00	5.00	5.00

(1)    The rate of compensation increase for the employee plan is age-graded.  An equivalent single compensation increase rate of 3.21% in 2020 and 2019 and 3.32% in 2018 would produce similar results.
(2)    In 2020, the SERP discount rate methodology was revised to utilize SERP specific cash outflows independent of the employee pension plan discount rate, eliminating a difference between pre-retirement and post-retirement rates.

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

(in thousands)
	2020	2019
Funded status at end of year	$(165,098)	$(146,842)

Pension liabilities – due within one year (1)	$(752)	$(1,183)
Pension liabilities – due after one year	(164,346)	(145,659)
Net amount recognized	$(165,098)	$(146,842)

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

(in thousands)
	2020	2019
Projected benefit obligation, beginning of year	$1,054,467	$886,165
Service cost for benefits earned	43,492	33,854
Interest cost on benefit obligation	37,578	39,306
Plan amendments	0	452
Actuarial loss	134,470	138,144
Benefits paid	(23,848)	(43,454)
Projected benefit obligation, end of year	$1,246,159	$1,054,467

Accumulated benefit obligation, end of year	$1,006,884	$858,209

Projected benefit obligations increased $191.7 million at December 31, 2020 compared to December 31, 2019 due primarily to actuarial losses resulting from the lower discount rate used to measure the future benefit obligations. The discount rate decreased to 2.96% in 2020 from 3.59% in 2019. The decrease in benefits paid of $19.6 million in 2020 compared to 2019 was primarily due to a pension plan amendment made in 2019 offering a one-time lump sum payment to former vested employees.

Both the defined benefit plan and the SERP had projected benefit obligations in excess of plan assets at December 31:

(in thousands)	Projected Benefit Obligation in Excess of Plan Assets
	2020	2019
Projected benefit obligation	$1,246,159	$1,054,467
Plan assets	1,081,061	907,625

The SERP had accumulated benefit obligations in excess of plan assets at December 31:

(in thousands)	Accumulated Benefit Obligation in Excess of Plan Assets
	2020	2019
Accumulated benefit obligation	$26,462	$23,411
Plan assets	—	—

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2020	2019
Fair value of plan assets, beginning of year	$907,625	$767,569
Actual gain on plan assets	195,713	182,002
Employer contributions	1,571	1,508
Benefits paid	(23,848)	(43,454)
Fair value of plan assets, end of year	$1,081,061	$907,625

Accumulated other comprehensive loss
Net actuarial loss and prior service cost included in accumulated other comprehensive loss that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2020	2019
Net actuarial loss	$118,721	$142,678
Prior service cost	9,570	10,913
Net amount not yet recognized	$128,291	$153,591

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans were as follows:

(in thousands)
	2020	2019
Net actuarial (gain) loss arising during the year	$(11,832)	$3,626
Amortization of net actuarial loss	(12,125)	(5,113)
Amortization of prior service cost	(1,343)	(1,394)
Amendments (1)	0	452
Total recognized in other comprehensive income	$(25,300)	$(2,429)

(1)    In 2019, there was one new SERP participant.

Asset allocation
The employee pension plan utilizes a return seeking and a liability asset matching allocation strategy.  It is based upon the understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns, and 3) a portfolio structured across investment styles and markets (both domestic and foreign) reduces volatility.  As a result, the employee pension plan's investment portfolio utilizes a broadly diversified asset allocation across domestic and foreign equity and debt markets.  The investment portfolio is composed of commingled pools and a separate account that are dedicated exclusively to the management of employee benefit plan assets.

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2020		2019	2020	2019
Equity securities:
U.S. equity securities	27%	(1)	27%	28%	28%
Non-U.S. equity securities	18	(2)	18	18	18
Total equity securities	45		45	46	46
Debt securities	54	(3)	54	53	53
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

(1)    U.S. equity securities – 23% seek to achieve excess returns relative to the Russell 2000 Index. The remaining 77% of the allocation to U.S. equity securities are comprised of equity index funds that track the S&P 500.
(2)    Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 21% are allocated to international emerging market investments.  The remaining 68% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.
(3)    Debt securities – 33% are allocated to long U.S. Treasury Strips, 67% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(4)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2020
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$296,624	$0	$296,624	$0
Non-U.S. equity securities	196,971	134,841	62,130	0
Total equity securities	493,595	134,841	358,754	0
Debt securities	574,910	0	574,910	0
Other	12,556	12,556	0	0
Total	$1,081,061	$147,397	$933,664	$0

	December 31, 2019
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$248,585	$0	$248,585	$0
Non-U.S. equity securities	165,752	0	165,752	0
Total equity securities	414,337	0	414,337	0
Debt securities	482,497	0	482,497	0
Other	10,791	10,791	0	0
Total	$907,625	$10,791	$896,834	$0

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market mutual fund and a separate account for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  Trustee and custodian valuation methodologies for Level 2 securities include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2021	$25,940
2022	29,162
2023	33,450
2024	36,643
2025	40,136
2026 - 2030	248,536

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $15.8 million in 2020, $14.9 million in 2019, and $13.9 million in 2018.  In 2018, we made an additional discretionary employer contribution of $5.4 million, as a way of sharing the tax savings realized from the lower corporate income tax rate that became effective January 1, 2018 with our employees. The Exchange and its subsidiaries reimbursed us for approximately 59% of the matching and discretionary contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2020 and 2019.

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

At December 31, 2020, the plan awards for the 2018-2020 performance period, which will be granted as a cash award were fully vested. Distributions will be made in 2021 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2020 is $11.2 million. At December 31, 2019, the fully vested cash awards for the 2017-2019 performance period that were not deferred totaled $7.4 million and were paid to participants in June 2020. At December 31, 2018, the awards paid in cash for the 2016-2018 performance period were fully vested and resulted in a $8.2 million payment to plan participants in June 2019. At December 31, 2017, the awards for the 2015-2017 performance period were fully vested and resulted in a $8.3 million payment to plan participants in June 2018. The ECDC has determined that the plan awards for the 2019-2021 and 2020-2022 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $12.0 million in 2020, $7.3 million in 2019, and $6.3 million in 2018. The related tax benefits recognized in income were $2.5 million in 2020, $1.5 million in 2019, and $1.3 million in 2018. The Exchange and its subsidiaries reimburse us for approximately 48% of the annual compensation cost of these plans. At December 31, 2020, there was $6.8 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in Class A shares of the Company stock until retirement or other separation from service from the Company. Participants are 100% vested at date of deferral. The shares are held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2020, the rabbi trust purchased 3,934 shares of our common stock in the open market at an average price of $155.92 for $0.6 million to satisfy the liability for the 2019 AIP awards and 18,126 shares at an average price of $185.31 for $3.4 million to satisfy the liability for the 2017-2019 LTIP performance period awards deferred under the incentive compensation deferral plan. In 2019, the rabbi trust purchased 4,387 shares of our common stock in the open market at an average price of $176.34 for $0.8 million to satisfy the liability for the 2018 AIP awards deferred under the incentive compensation deferral plan. In 2018, the rabbi trust purchased 12,005 shares of our common stock in the open market at an average price of $119.28 for $1.4 million to satisfy the liability for the 2017 AIP awards deferred under the incentive compensation deferral plan.

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

The rabbi trust purchased 7,401 shares of our common stock on the open market at an average price of $201.78 for $1.5 million in 2020, 7,370 shares at an average price of $194.62 for $1.4 million in 2019, and 9,285 shares at an average price of $122.19 for $1.1 million in 2018 to satisfy the liability of the stock compensation plan for outside directors. The shares are distributed to the outside director from the rabbi trust upon ending board service. The total compensation charged to operations related to these awards totaled $0.9 million, $1.1 million and $0.8 million in 2020, 2019 and 2018, respectively.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2020	2019	2018
Deferred executive compensation, beginning of the year	$24,616	$26,182	$30,057
Annual incentive plan awards	5,619	2,745	4,751
Long-term incentive plan awards	12,381	7,267	6,331
Employer match and hypothetical earnings on deferred compensation	2,962	2,700	1,484
Total plan awards and earnings	20,962	12,712	12,566
Total plan awards paid	(10,121)	(12,852)	(14,482)
Compensation deferred	4,668	1,579	1,928
Distributions from the deferred compensation plans	(2,081)	(797)	(1,321)
Forfeitures (1)	(356)	—	—
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,493)	(1,434)	(1,165)
Funding of rabbi trust for incentive compensation deferral plan	(3,972)	(774)	(1,401)
Deferred executive compensation, end of the year	$32,223	$24,616	$26,182

(1)    Forfeitures are the result of a plan participant who separated from service with the Company.

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

To date, all awards have been satisfied with shares of our Class A common stock. In 2020, we purchased 1,787 Class A shares with an average share price of $165.82 and a market value of $0.3 million to satisfy the liability for the 2017 plan year. In 2019, we purchased 3,246 Class A shares with an average share price of $132.35 and a market value of $0.4 million to satisfy the liability for the 2016 plan year. In 2018, we purchased 5,830 shares with an average share price of $117.39 and a market value of $0.7 million to satisfy the liability for the 2015 plan year and remainder of the 2014 plan year awards. The total compensation charged to operations related to these ECP awards was $0.7 million in 2020, $0.5 million in 2019, and $0.4 million in 2018. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 59%, 49%, and 68% of the awards paid in 2020, 2019, and 2018 respectively. Unearned compensation expense of $0.6 million is expected to be recognized over a period of three years.

Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2020	2019	2018
Current income tax expense	$80,373	$76,535	$84,454
Deferred income tax (benefit) expense	(5,162)	3,349	(1,358)
Income tax expense	$75,211	$79,884	$83,096

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2020	2019	2018
Income tax at statutory rate	$77,388	$83,308	$77,977
Tax-exempt interest	—	(123)	(1,305)
(Decrease) increase in unrecognized tax benefits	—	(3,088)	3,088
Other, net	(2,177)	(213)	3,336
Income tax expense	$75,211	$79,884	$83,096

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2020	2019
Deferred tax assets:
Pension and other postretirement benefits	$29,065	$25,720
Other employee benefits	14,544	11,835
Deferred revenue	3,872	3,755
Allowance for management fee returned on cancelled policies	3,515	3,421
Unrealized losses on investments	1,083	—
Other	2,692	1,663
Total deferred tax assets	54,771	46,394
Deferred tax liabilities:
Depreciation	29,978	19,454
Unrealized gains on investments	7,540	4,181
Prepaid expenses	3,800	4,890
Commissions	884	545
Other	228	138
Total deferred tax liabilities	42,430	29,208
Net deferred tax asset	$12,341	$17,186

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2020 or 2019.

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(in thousands)
	2020	2019	2018
Balance at the beginning of the year	$0	$3,088	$0
Additions for current year tax positions	—	—	7,719
Reductions for current year tax positions	—	—	(4,631)
Additions for prior year tax positions	—	4,631	—
Reductions for prior year tax positions	—	(7,719)	—
Balance at the end of the year	$0	$0	$3,088

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

Tax years ending December 31, 2019, 2018 and 2017 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 13.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2020, 2019 or 2018.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2020, 2019 or 2018.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2020, based upon trade date.

We made stock repurchases in 2020, 2019, and 2018 outside of our publicly announced share repurchase program related to stock-based awards. See Note 11, "Incentive and Deferred Compensation Plans" for additional information.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2020			2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of year	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)	$3,410	$716	$2,694
OCI (loss) before reclassifications	22,074	4,636	17,438	19,257	4,044	15,213	(15,372)	(3,228)	(12,144)
Realized investment (gains) losses	(1,335)	(280)	(1,055)	(4,619)	(970)	(3,649)	1,297	272	1,025
Impairment losses	2,981	626	2,355	195	41	154	1,581	332	1,249
Cumulative effect of adopting ASU 2016-01 (1)	—	—	—	—	—	—	(85)	(18)	(67)
OCI (loss)	23,720	4,982	18,738	14,833	3,115	11,718	(12,579)	(2,642)	(9,937)
AOCI (loss), end of year	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)	$(200,954)	$(42,201)	$(158,753)
OCI (loss) before reclassifications	11,832	2,485	9,347	(4,085)	(858)	(3,227)	31,401	6,594	24,807
Amortization of prior service costs (2)	1,343	282	1,061	1,394	293	1,101	1,353	284	1,069
Amortization of net actuarial loss (2)	12,125	2,546	9,579	4,840	1,016	3,824	12,451	2,615	9,836
OCI	25,300	5,313	19,987	2,149	451	1,698	45,205	9,493	35,712
AOCI (loss), end of year	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)

Total
AOCI (loss), beginning of year	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)	$(197,544)	$(41,485)	$(156,059)
Investment securities	23,720	4,982	18,738	14,833	3,115	11,718	(12,579)	(2,642)	(9,937)
Pension and other postretirement plans	25,300	5,313	19,987	2,149	451	1,698	45,205	9,493	35,712
OCI	49,020	10,295	38,725	16,982	3,566	13,416	32,626	6,851	25,775
AOCI (loss), end of year	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)

(1)A reclassification of unrealized losses of equity securities from AOCI (loss) to retained earnings was required at January 1, 2018 as a result of new accounting guidance.
(2)These components of AOCI (loss) are included in the computation of net periodic pension cost. See Note 10, "Postretirement Benefits", for additional information.

Note 15.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2020, 2019 and 2018. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2021.

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

Office leases
We lease the home office from the Exchange. See Note 8, "Leases". Lease expense totaled $6.1 million in both 2020 and 2019 and $6.0 million in 2018. Operating expenses, including utilities, cleaning, repairs, real estate taxes, and property insurance, totaled $15.7 million, $16.7 million, and $13.5 million in 2020, 2019, and 2018, respectively. The Exchange and its subsidiaries reimburse us for rent costs and related operating expenses of shared facilities used to perform administrative services, which are allocated based upon usage or square footage occupied. Reimbursements related to the use of this space totaled $4.6 million, $4.2 million, and $3.9 million in 2020, 2019, and 2018, respectively. We also had a lease commitment with EFL for a field office until 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in 2018.

We previously owned three field offices for which rental costs of shared facilities were allocated based upon usage or square footage occupied. In 2018, we sold the field offices we owned to the Exchange at the current independent appraised value in order to align the ownership interest of these facilities with the functions being performed at these locations, which are claims-related activities. We recognized a gain on the sale of $3.4 million, which is included in "Other (expense) income".

Notes receivable from EFL
We previously held a $25 million surplus note issued to us by EFL that was payable on demand on or after December 31, 2018. In 2018, EFL, with the appropriate approval from the Pennsylvania Insurance Commissioner, satisfied its obligation and repaid the surplus note. EFL paid related interest to us of $1.6 million in 2018.

Note 16. Concentrations of Credit Risk

Financial instruments that could potentially expose us to concentrations of credit risk include our unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $494.6 million and $468.6 million at December 31, 2020 and 2019, respectively. Given the financial strength of the Exchange and historical experience of no credit losses, we previously did not record a credit loss allowance to these receivables. Upon adoption of ASU 2016-13, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". There was no material change to this allowance as of December 31, 2020.

Note 17.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2020, the total loans executed under this agreement totaled $14.9 million, of which our portion of the loans is $6.4 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2020, our maximum potential amount of future payments on the guaranteed portion is $1.5 million. All loan payments under the participation program are current as of December 31, 2020.

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

Note 18.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2020	2019	2018

Cash flows from operating activities:
Net income	$293,304	$316,821	$288,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,195	16,813	13,368
Deferred income tax (benefit) expense	(5,162)	3,349	(1,358)
Lease amortization expense	13,108	13,959	—
Realized (gains) losses and impairments on investments	(3,114)	(5,908)	3,591
(Gain) loss on disposal of fixed assets	(15)	75	(3,047)
Net investment income	5,878	543	6,423
Increase (decrease) in deferred compensation	7,611	(1,541)	(3,886)
Increase in receivables from affiliates	(26,548)	(19,505)	(30,804)
(Increase) decrease in accrued investment income	(713)	(170)	1,590
(Increase) decrease in federal income taxes recoverable	(2,202)	7,700	21,738
Decrease (increase) in prepaid pension	41,227	28,798	(47,335)
(Increase) decrease in prepaid expenses and other assets	(2,569)	(9,407)	6,446
(Decrease) increase in accounts payable and accrued expenses	(14,307)	(3,627)	11,039
(Decrease) increase in commissions payable	(625)	21,390	13,449
Increase (decrease) in accrued agent bonuses	14,105	(7,409)	(19,066)
Increase in contract liability	1,422	2,646	3,213
Net cash provided by operating activities	$342,595	$364,527	$263,585

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2020.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Timothy G. NeCastro	Gregory J. Gutting	Julie M. Pelkowski
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 25, 2021	February 25, 2021	February 25, 2021

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2020 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Erie Indemnity Company

Opinion on Internal Control over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2020 and 2019, and the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the financial statements) of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2020	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	60	President and Chief Executive Officer since January 2017; Chief Executive Officer, August 2016 through December 2016; President and Chief Executive Officer Designate, June 2016 through July 2016; Senior Vice President, West Region, February 2010 through June 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Lorianne Feltz	51	Executive Vice President, Claims & Customer Service since November 2016; Senior Vice President, Customer Service, January 2011 through November 2016.

Gregory J. Gutting	57	Executive Vice President and Chief Financial Officer since August 2016; Interim Executive Vice President and Chief Financial Officer, October 2015 through July 2016; Senior Vice President and Controller, March 2009 through September 2015; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	62	Executive Vice President and Chief Information Officer since August 2012; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	46	Executive Vice President, Sales & Products since November 2016; Senior Vice President, Personal Lines, November 2008 through October 2016.

Dionne Wallace Oakley	53	Executive Vice President, Human Resources & Strategy since January 2018; Senior Vice President, Human Resources, September 2012 through December 2017.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Statements of Operations for the three years ended December 31, 2020, 2019 and 2018
•Statements of Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018
•Statements of Financial Position as of December 31, 2020 and 2019
•Statements of Shareholders' Equity for the three years ended December 31, 2020, 2019 and 2018
•Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018
•Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	88

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

Exhibit
Number	Description of Exhibit

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

10.199
Seventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.200
Eighth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.201
Ninth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.202
Sixth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.203
Seventh Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.204
Erie Indemnity Company Annual Incentive Plan effective January 1, 2020. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.205
Erie Indemnity Company Long-Term Incentive Plan (Effective as of January 1, 2020). Such exhibit is incorporated by reference to Appendix A to the Registrant's Information Statement for the 2020 Annual Meeting of Shareholders filed with the Commission on March 20, 2020.

10.206*	Tenth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2020.

10.207*	Second Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 24, 2020.

10.208*	Second Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 24, 2020.

10.209*	Second Amendment to Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2009), dated December 24, 2020.

14.3	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.4	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

Exhibit
Number	Description of Exhibit

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2021	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 25, 2021	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President and CFO
(Principal Financial Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Senior Vice President and Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.	/s/ C. Scott Hartz
J. Ralph Borneman, Jr.	C. Scott Hartz

/s/ Eugene C. Connell	/s/ Brian A. Hudson, Sr.
Eugene C. Connell	Brian A. Hudson, Sr.

/s/ Salvatore Correnti	/s/ George R. Lucore
Salvatore Correnti	George R. Lucore

/s/ LuAnn Datesh	/s/ Thomas W. Palmer
LuAnn Datesh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Elizabeth Hirt Vorsheck
Jonathan Hirt Hagen	Elizabeth Hirt Vorsheck

/s/ Thomas B. Hagen
Thomas B. Hagen, Chairman