Form 10-Q
period 2021-03-31
ERIE INDEMNITY CO
filed 2021-04-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 23, 2021.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 23, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
Operating revenue
Management fee revenue - policy issuance and renewal services, net	$455,718	$443,750
Management fee revenue - administrative services, net	14,847	14,771
Administrative services reimbursement revenue	153,533	151,554
Service agreement revenue	6,079	6,662
Total operating revenue	630,177	616,737

Operating expenses
Cost of operations - policy issuance and renewal services	400,549	379,492
Cost of operations - administrative services	153,533	151,554
Total operating expenses	554,082	531,046
Operating income	76,095	85,691

Investment income
Net investment income	17,097	4,664
Net realized investment gains (losses)	804	(10,806)
Net impairment recoveries (losses) recognized in earnings	87	(3,053)
Total investment income (loss)	17,988	(9,195)

Interest expense, net	1,009	3
Other expense	519	366
Income before income taxes	92,555	76,127
Income tax expense	18,989	16,801
Net income	$73,566	$59,326

Net income per share
Class A common stock – basic	$1.58	$1.27
Class A common stock – diluted	$1.41	$1.13
Class B common stock – basic and diluted	$237	$191

Weighted average shares outstanding – Basic
Class A common stock	46,188,860	46,188,789
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,315,958	52,324,350
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.035	$0.965
Class B common stock	$155.25	$144.75

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2021	2020
Net income	$73,566	$59,326

Other comprehensive loss, net of tax
Change in unrealized holding losses on available-for-sale securities	(8,752)	(32,236)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	3,463	2,660
Total other comprehensive loss, net of tax	(5,289)	(29,576)
Comprehensive income	$68,277	$29,750

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$135,192	$161,240
Available-for-sale securities	16,847	17,697
Equity securities	146	19
Receivables from Erie Insurance Exchange and affiliates, net	481,481	494,637
Prepaid expenses and other current assets	62,401	52,561
Accrued investment income	5,860	6,146
Total current assets	701,927	732,300

Available-for-sale securities, net	901,475	910,539
Equity securities	92,785	94,071
Fixed assets, net	282,268	265,341
Agent loans, net	59,916	62,449
Deferred income taxes, net	16,454	12,341
Other assets	44,273	40,081
Total assets	$2,099,098	$2,117,122

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$272,670	$262,338
Agent bonuses	30,766	110,158
Accounts payable and accrued liabilities	168,127	150,706
Dividends payable	48,200	48,200
Contract liability	35,799	36,917
Deferred executive compensation	13,825	17,319
Current portion of long-term borrowings	2,053	2,031
Total current liabilities	571,440	627,669

Defined benefit pension plans	174,228	164,346
Long-term borrowings	93,311	93,833
Contract liability	18,276	18,878
Deferred executive compensation	16,648	14,904
Other long-term liabilities	17,062	9,444
Total liabilities	890,965	929,074

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,496	16,487
Accumulated other comprehensive loss	(83,432)	(78,143)
Retained earnings	2,418,989	2,393,624
Total contributed capital and retained earnings	2,354,223	2,334,138
Treasury stock, at cost; 22,110,132 shares held	(1,163,640)	(1,163,670)
Deferred compensation	17,550	17,580
Total shareholders’ equity	1,208,133	1,188,048
Total liabilities and shareholders’ equity	$2,099,098	$2,117,122

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2021 and 2020
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					73,566			73,566
Other comprehensive loss				(5,289)				(5,289)
Dividends declared:
Class A $1.035 per share					(47,806)			(47,806)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(846)	846	0
Rabbi trust distribution (2)						876	(876)	0
Balance, March 31, 2021	$1,992	$178	$16,496	$(83,432)	$2,418,989	$(1,163,640)	$17,550	$1,208,133

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (3)					(1,075)			(1,075)
Net income					59,326			59,326
Other comprehensive loss				(29,576)				(29,576)
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (1)			4			0		4
Deferred compensation						(772)	772	0
Balance, March 31, 2020	$1,992	$178	$16,487	$(146,444)	$2,390,869	$(1,159,682)	$13,592	$1,116,992

(1)Net purchases of treasury stock in 2021 and 2020 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to a retired director in 2021.
(3)The cumulative effect adjustment is related to the implementation of credit loss allowance accounting guidance effective January 1, 2020.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Management fee received	$486,040	$453,635
Administrative services reimbursements received	157,692	140,300
Service agreement fee received	6,079	6,662
Net investment income received	9,873	9,618
Commissions paid to agents	(219,346)	(215,999)
Agents bonuses paid	(111,099)	(97,085)
Salaries and wages paid	(68,373)	(49,520)
Employee benefits paid	(8,152)	(9,738)
General operating expenses paid	(56,456)	(68,491)
Administrative services expenses paid	(161,731)	(149,666)
Income taxes (paid) recovered	(1)	375
Interest paid	(1,044)	(14)
Net cash provided by operating activities	33,482	20,077

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(75,183)	(137,442)
Equity securities	(18,819)	(18,089)
Other investments	(349)	(13)
Proceeds from investments:
Available-for-sale securities sales	31,238	44,562
Available-for-sale securities maturities/calls	45,145	35,405
Equity securities	16,326	13,446
Other investments	819	328
Purchase of fixed assets	(11,146)	(21,086)
Loans to agents	(997)	(1,803)
Collections on agent loans	2,138	1,943
Net cash used in investing activities	(10,828)	(82,749)

Cash flows from financing activities
Dividends paid to shareholders	(48,200)	(44,940)
Net payments on long-term borrowings	(502)	(481)
Net cash used in financing activities	(48,702)	(45,421)

Net decrease in cash and cash equivalents	(26,048)	(108,093)
Cash and cash equivalents, beginning of period	161,240	336,739
Cash and cash equivalents, end of period	$135,192	$228,646

Supplemental disclosure of noncash transactions
Operating lease assets obtained in exchange for new operating lease liabilities	$68	$1,333
Liability incurred to purchase fixed assets	$17,098	$767

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Note 12, "Concentrations of Credit Risk".

Coronavirus ("COVID-19") pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The uncertainty resulting from COVID-19 continues to evolve and the pandemic’s ultimate impact and duration remain uncertain at this time. The Exchange’s previously announced rate reductions that became effective in the second half of 2020 will likely continue to constrain the Exchange’s premium growth in the short-term which will impact our management fee revenue.

The economic conditions resulting from the COVID-19 pandemic may negatively impact the collectability of the Exchange's premiums receivable, however no significant impact has been noted through the date of this report. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Reclassifications
Certain amounts previously reported have been reclassified for comparative purposes to conform to the current period’s presentation. "Federal income taxes recoverable" is now included in "Prepaid expenses and other current assets" in the Statements of Financial Position. “Equity in earnings (losses) of limited partnerships” is now included in “Net investment income” in the Statements of Operations. The reclassifications had no effect on previously reported net income.

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

A constraining estimate exists around the management fee received as consideration related to the potential for management fee to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an estimated allowance to reduce the management fee to its estimated net realizable value to account for the potential of mid-term policy cancellations based on historical cancellation rates. Our historical cancellation rates were adjusted for each of the three months ended March 31, 2021 and 2020 to include the potential for increased cancellations given the current economic conditions related to the COVID-19 pandemic. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportions.

The following table disaggregates revenue by our two performance obligations:

	Three months ended March 31,
(in thousands)	2021	2020
Management fee revenue - policy issuance and renewal services, net	$455,718	$443,750

Management fee revenue - administrative services, net	14,847	14,771
Administrative services reimbursement revenue	153,533	151,554
Total administrative services	$168,380	$166,325

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended March 31,
	2021			2020
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$72,964	46,188,860	$1.58	$58,840	46,188,789	$1.27
Dilutive effect of stock-based awards	0	26,298	—	0	34,761	—
Assumed conversion of Class B shares	602	6,100,800	—	486	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$73,566	52,315,958	$1.41	$59,326	52,324,350	$1.13
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$602	2,542	$237	$486	2,542	$191

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2021, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$549,815	$3,165	$541,190	$5,460
Residential mortgage-backed securities	106,649	0	106,176	473
Commercial mortgage-backed securities	113,965	0	97,724	16,241
Collateralized debt obligations	115,207	0	115,207	0
Other debt securities	22,291	0	21,770	521
U.S. Treasury	10,395	0	10,395	0
Total available-for-sale securities	918,322	3,165	892,462	22,695
Equity securities - nonredeemable preferred and common stock:
Financial services sector	73,520	22,274	50,156	1,090
Utilities sector	9,265	3,498	5,767	0
Consumer sector	3,620	1,110	2,510	0
Communications sector	3,124	3,124	0	0
Energy sector	2,508	863	1,645	0
Industrial sector	894	894	0	0
Total equity securities	92,931	31,763	60,078	1,090
Total	$1,011,253	$34,928	$952,540	$23,785

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,425	$1,281	$559,319	$5,825
Residential mortgage-backed securities	112,179	0	111,242	937
Commercial mortgage-backed securities	120,201	0	100,739	19,462
Collateralized debt obligations	110,447	0	110,447	0
Other debt securities	18,984	0	18,984	0
Total available-for-sale securities	928,236	1,281	900,731	26,224
Equity securities - nonredeemable preferred and common stock:
Financial services sector	76,575	24,981	51,594	0
Utilities sector	8,742	3,957	4,785	0
Consumer sector	3,068	576	2,492	0
Communications sector	2,699	2,699	0	0
Energy sector	2,206	676	1,530	0
Industrial sector	800	800	0	0
Total equity securities	94,090	33,689	60,401	0
Total	$1,022,326	$34,970	$961,132	$26,224

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$6	$42	$782	$(370)	$1,202	$(2,027)	$5,460
Residential mortgage-backed securities	937	(3)	(1)	0	(252)	0	(208)	473
Commercial mortgage-backed securities	19,462	(95)	(437)	2,265	(5)	1,230	(6,179)	16,241
Other debt securities	0	0	2	528	(9)	0	0	521
Total available-for-sale securities	26,224	(92)	(394)	3,575	(636)	2,432	(8,414)	22,695
Nonredeemable preferred stock	0	0	0	0	0	1,090	0	1,090
Total Level 3 securities	$26,224	$(92)	$(394)	$3,575	$(636)	$3,522	$(8,414)	$23,785

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$7	$(1,378)	$1,718	$(427)	$6,895	$(3,083)	$12,056
Commercial mortgage-backed securities	3,321	(8)	(148)	312	(86)	4,557	(565)	7,383
Total Level 3 available-for-sale securities	$11,645	$(1)	$(1,526)	$2,030	$(513)	$11,452	$(3,648)	$19,439
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

	March 31, 2021		December 31, 2020
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$68,071	$69,980	$69,212	$73,854
Long-term borrowings (2)	95,610	99,657	96,113	113,054
(1)The discount rate used to calculate fair value at March 31, 2021 is reflective of a decrease in the BB+ financial yield curve.
(2)The discount rate used to calculate fair value at March 31, 2021 is reflective of an increase in U.S. Treasury bond yields.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	March 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$535,737	$16,149	$2,071	$549,815
Residential mortgage-backed securities	104,937	2,123	411	106,649
Commercial mortgage-backed securities	112,028	2,413	476	113,965
Collateralized debt obligations	114,819	634	246	115,207
Other debt securities	21,912	435	56	22,291
U.S. Treasury	10,509	13	127	10,395
Total available-for-sale securities, net	$899,942	$21,767	$3,387	$918,322

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$546,096	$21,843	$1,514	$566,425
Residential mortgage-backed securities	108,840	3,373	34	112,179
Commercial mortgage-backed securities	115,346	5,090	235	120,201
Collateralized debt obligations	110,121	657	331	110,447
Other debt securities	18,387	606	9	18,984
Total available-for-sale securities, net	$898,790	$31,569	$2,123	$928,236

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2021 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$16,625	$16,813
Due after one year through five years	421,401	433,929
Due after five years through ten years	187,492	189,327
Due after ten years	274,424	278,253
Total available-for-sale securities (1)	$899,942	$918,322
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at March 31, 2021.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$123,931	$1,345	$11,703	$726	$135,634	$2,071	399
Residential mortgage-backed securities	31,246	411	0	0	31,246	411	41
Commercial mortgage-backed securities	23,116	463	1,186	13	24,302	476	60
Collateralized debt obligations	34,317	126	24,958	120	59,275	246	62
Other debt securities	7,330	56	0	0	7,330	56	10
U.S. Treasury	6,276	127	0	0	6,276	127	2
Total available-for-sale securities	$226,216	$2,528	$37,847	$859	$264,063	$3,387	574
Quality breakdown of available-for-sale securities:
Investment grade	$194,135	$2,165	$26,334	$135	$220,469	$2,300	220
Non-investment grade	32,081	363	11,513	724	43,594	1,087	354
Total available-for-sale securities	$226,216	$2,528	$37,847	$859	$264,063	$3,387	574

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$39,693	$644	$7,952	$870	$47,645	$1,514	257
Residential mortgage-backed securities	8,163	34	0	0	8,163	34	13
Commercial mortgage-backed securities	16,582	235	0	0	16,582	235	31
Collateralized debt obligations	50,036	232	10,899	99	60,935	331	65
Other debt securities	1,019	9	0	0	1,019	9	4
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370
Quality breakdown of available-for-sale securities:
Investment grade	$86,807	$561	$10,899	$99	$97,706	$660	119
Non-investment grade	28,686	593	7,952	870	36,638	1,463	251
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370

Credit loss allowance on investments
As of March 31, 2021 and December 31, 2020, the current expected credit loss allowance on agent loans was $1.1 million in both periods. The current expected credit loss on available-for-sale securities was less than $0.1 million at March 31, 2020, and $0.2 million at December 31, 2020.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2021	2020
Available-for-sale securities	$6,197	$5,788
Equity securities	1,202	856
Limited partnerships(1)	9,046	(3,705)
Cash equivalents and other	977	1,974
Total investment income	17,422	4,913
Less: investment expenses	325	249
Investment income, net of expenses	$17,097	$4,664
(1)Equity in earnings (losses) of limited partnerships includes both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position.

Realized investment gains (losses)
Realized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2021	2020
Available-for-sale securities:
Gross realized gains	$1,923	$1,074
Gross realized losses	(440)	(459)
Net realized gains on available-for-sale securities	1,483	615
Equity securities(1)	(679)	(11,422)
Miscellaneous	0	1
Net realized investment gains (losses)	$804	$(10,806)
(1)The increase in net losses recognized on equity securities in the first quarter of 2020 is primarily due to the financial market volatility resulting from the COVID-19 pandemic.

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2021	2020
Equity securities:
Net losses recognized during the period(1)	$(679)	$(11,422)
Less: net losses recognized on securities sold	(289)	(37)
Net unrealized losses recognized on securities held at reporting date	$(390)	$(11,385)
(1)The increase in net losses recognized on equity securities in the first quarter of 2020 is primarily due to the financial market volatility resulting from the COVID-19 pandemic.

Net impairment recoveries (losses) recognized in earnings
Impairments on available-for-sale securities and agent loans were as follows for the three months ended March 31:

(in thousands)	2021	2020
Available-for-sale securities:
Intent to sell	$—	$(2,242)
Credit impaired	87	(641)
Total available-for-sale securities	87	(2,883)
Agent loans - expected credit losses	—	(170)
Net impairment recoveries (losses) recognized in earnings	$87	$(3,053)

Note 7.  Borrowing Arrangements

Bank line of credit
As of March 31, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2021.  Investments with a fair value of $123.4 million were pledged as collateral on the line at March 31, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of March 31, 2021. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at March 31, 2021.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $125.1 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of March 31, 2021. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2021.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees, as long-term borrowings on our Statements of Financial Position. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2021	$1,529
2022	2,109
2023	2,226
2024	2,302
2025	2,448
Thereafter	84,996

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
The cost of our pension plans are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Service cost for benefits earned	$13,260	$10,873
Interest cost on benefits obligation	9,206	9,395
Expected return on plan assets	(12,569)	(12,353)
Prior service cost amortization	357	336
Net actuarial loss amortization	4,027	3,031
Pension plan cost (1)	$14,281	$11,282
(1)The components of pension plan costs other than the service cost component are included in the line item "Other expense" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. Our effective tax rate was 20.5% and 22.1% for the three months ended March 31, 2021 and 2020, respectively. Impacting our effective tax rate in the first quarter of 2020 was a valuation allowance generated by the financial market volatility resulting from the COVID-19 pandemic, which increased our effective tax rate by 1.2%.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2021 and the year ended December 31, 2020. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2021 and the year ended December 31, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2021.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475
OCI (loss) before reclassifications (1)	(9,508)	(1,997)	(7,511)	(35,693)	(1,665)	(34,028)
Realized investment gains	(1,483)	(311)	(1,172)	(615)	(129)	(486)
Impairment (recoveries) losses	(87)	(18)	(69)	2,883	605	2,278
OCI (loss)	(11,078)	(2,326)	(8,752)	(33,425)	(1,189)	(32,236)
AOCI (loss), end of period (1)	$18,306	$3,845	$14,461	$(27,761)	$0	$(27,761)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)
Amortization of prior service costs	357	75	282	336	71	265
Amortization of net actuarial loss	4,026	845	3,181	3,031	636	2,395
OCI	4,383	920	3,463	3,367	707	2,660
AOCI (loss), end of period	$(123,917)	$(26,024)	$(97,893)	$(150,233)	$(31,550)	$(118,683)

Total
AOCI (loss), beginning of period	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)
Investment securities	(11,078)	(2,326)	(8,752)	(33,425)	(1,189)	(32,236)
Pension and other postretirement plans	4,383	920	3,463	3,367	707	2,660
OCI (loss)	(6,695)	(1,406)	(5,289)	(30,058)	(482)	(29,576)
AOCI (loss), end of period	$(105,611)	$(22,179)	$(83,432)	$(177,994)	$(31,550)	$(146,444)

(1)At March 31, 2020 a valuation allowance was recognized on the deferred tax asset primarily related to unrealized losses on our investments.

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $481.5 million and $494.6 million at March 31, 2021 and December 31, 2020, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2021, the total loans executed under this agreement totaled $15.1 million, of which our portion of the loans is $6.5 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2021, our maximum potential amount of future payments on the guaranteed portion is $1.5 million. All loan payments under the participation program are current as of March 31, 2021.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

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

Coronavirus ("COVID-19") pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic. The uncertainty resulting from the COVID-19 pandemic continues to evolve and the pandemic’s ultimate impact and duration remain uncertain at this time.

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue until such time as the spread of the virus is contained. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions, which became effective in the third quarter of 2020, resulting in a decrease of approximately $55 million in the Exchange's written premiums and a corresponding decrease of approximately $14 million in our management fee revenue in the first quarter of 2021. The remaining impact of the rate reductions will reduce the Exchange's written premiums by approximately $55 million and our management fee revenue by approximately $14 million in the second quarter of 2021. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. While financial markets remained stable in the first quarter of 2021, we could experience future losses and/or impairments to the portfolio given the pandemic’s impact on market conditions. Additionally, we continue to incur increased agent incentive costs as lower claim frequency from the pandemic resulted in improved agent profitability the first quarter of 2021 and may continue to persist as the full extent and duration of the pandemic’s impacts on driving conditions remain uncertain. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" related to COVID-19 as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2021	2020	% Change
	(Unaudited)
Operating income	$76,095	$85,691	(11.2)%
Total investment income (loss)	17,988	(9,195)	NM
Interest expense, net	1,009	3	NM
Other expense	519	366	41.7
Income before income taxes	92,555	76,127	21.6
Income tax expense	18,989	16,801	13.0
Net income	$73,566	$59,326	24.0%
Net income per share – diluted	$1.41	$1.13	24.0%
NM = not meaningful

Operating income decreased in the first quarter of 2021, compared to the first quarter of 2020, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 2.7% to $455.7 million in the first quarter of 2021. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2021 and 2020. The direct and affiliated assumed premiums written by the Exchange increased 1.7% to $1.9 billion in the first quarter of 2021, compared to the same period in 2020.

Cost of operations for policy issuance and renewal services increased 5.5% to $400.5 million in the first quarter of 2021, compared to the same period in 2020, due to higher commissions driven by direct and affiliated assumed written premium growth, as well as higher information technology and administrative costs.

Management fee revenue for administrative services increased 0.5% to $14.8 million in the first quarter of 2021, compared to the same period in 2020. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $153.5 million in the first quarter of 2021, but had no net impact on operating income.

Total investment income was $18.0 million in the first quarter of 2021, primarily driven by net investment income of $17.1 million. Total investment losses were $9.2 million in the first quarter of 2020, largely driven by the significant financial market volatility resulting from the COVID-19 pandemic.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the COVID-19 pandemic. The extent and duration of the impacts to economic conditions remain uncertain as the pandemic continues to evolve. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021 for a discussion of the potential impacts of the COVID-19 pandemic on our operations.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Significant volatility was seen in the global financial markets at the onset of the COVID-19 pandemic and pandemic related events may create future volatility. The extent of the impact on our invested assets cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the financial markets.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2021 and 2020.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price allocation annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation percentages between the two performance obligations. The change in allocation will not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$1,878,182	$1,847,678	1.7%
Management fee rate	24.3%	24.2%
Management fee revenue	456,398	447,138	2.1
Change in allowance for management fee returned on cancelled policies (1)	(680)	(3,388)	NM
Management fee revenue - policy issuance and renewal services, net	$455,718	$443,750	2.7%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$1,878,182	$1,847,678	1.7%
Management fee rate	0.7%	0.8%
Management fee revenue	13,147	14,781	(11.1)
Change in contract liability (2)	1,707	1	NM
Change in allowance for management fee returned on cancelled policies (1)	(7)	(11)	34.6
Management fee revenue - administrative services, net	14,847	14,771	0.5
Administrative services reimbursement revenue	153,533	151,554	1.3
Total revenue from administrative services	$168,380	$166,325	1.2%
NM = not meaningful
(1)Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations. This estimated allowance has been allocated between the two performance obligations consistent with the revenue allocation proportion. The potential for a greater number of mid-term cancellations as a result of the COVID-19 pandemic was taken into consideration in the determination of this allowance in both periods presented.
(2)Management fee revenue - administrative services is recognized over time as the services are performed. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 1.7% to $1.9 billion in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by increases in homeowners and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 2.8% in the first quarter of 2021 compared to 1.4% in the first quarter of 2020.  The year-over-year average premium per policy for all lines of business decreased 1.5% at March 31, 2021 compared to an increase of 3.1% at March 31, 2020. The year-over-year average premium per policy at March 31, 2021 was impacted by the rate reductions for our personal and commercial auto policies that became effective in the third quarter of 2020.

Premiums generated from new business increased 19.7% to $239 million in the first quarter of 2021 primarily driven by increases in personal lines premiums written compared to the same period in 2020. While year-over-year average premium per policy on new business decreased 5.8% at March 31, 2021, new business policies written increased 22.4% in the first quarter of 2021. Premiums generated from new business decreased 5.7% to $200 million in the first quarter of 2020. While year-over-year average premium per policy on new business increased 3.2% at March 31, 2020, new business policies written decreased 4.6% in the first quarter of 2020. Premiums generated from renewal business decreased 0.5% to $1.6 billion in the first quarter of 2021 compared to the first quarter of 2020.  Underlying the trend in renewal business premiums was a decrease in year-over-year average premium per policy of 0.8% at March 31, 2021, driven by the rate reductions for our personal and commercial auto policies that became effective in the third quarter of 2020, compared to an increase of 3.1% at March 31, 2020.

Personal lines – Total personal lines premiums written increased 1.3% to $1.3 billion in the first quarter of 2021, compared to 2.4% in the first quarter of 2020. While total personal lines year-over-year average premium per policy decreased 1.7% at March 31, 2021, total personal lines policies in force increased 2.9% in the first quarter of 2021.

Commercial lines – Total commercial lines premiums written increased 2.4% to $612 million in the first quarter of 2021, compared to 5.9% in the first quarter of 2020. While total commercial lines year-over-year average premium per policy decreased 0.4% at March 31, 2021, total commercial lines policies in force increased 2.1% in the first quarter of 2021.

Future trends-premium revenue – Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. The impact of the previously announced auto rate reductions resulting from reduced driving conditions will result in a decrease of approximately $55 million in the Exchange written premiums and a corresponding decrease of approximately $14 million in our management fee revenue in the second quarter of 2021. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic. Longer-term, increased driving activity may result in increased claims frequencies and future rate increases.

Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth. While our agents initially experienced business declines resulting from disruptions created by the COVID-19 pandemic, there have been no significant long-term disruptions in their operations.

The extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to this pandemic. See also Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services, net	$455,718	$443,750	2.7%
Service agreement revenue	6,079	6,662	(8.7)
	461,797	450,412	2.5
Cost of policy issuance and renewal services	400,549	379,492	5.5
Operating income - policy issuance and renewal services	$61,248	$70,920	(13.6)%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% in the first quarter of 2021 and 24.2% in the first quarter of 2020, of the direct and affiliated assumed premiums written by the Exchange. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
	(Unaudited)
Commissions:
Total commissions	$261,381	$251,996	3.7%
Non-commission expense:
Underwriting and policy processing	$40,588	$41,352	(1.8)%
Information technology	46,405	42,158	10.1
Sales and advertising	10,943	11,475	(4.6)
Customer service	8,798	8,579	2.6
Administrative and other	32,434	23,932	35.5
Total non-commission expense	139,168	127,496	9.2
Total cost of policy issuance and renewal services	$400,549	$379,492	5.5%

Commissions – Commissions increased $9.4 million in the first quarter of 2021 compared to the first quarter of 2020 driven by the growth in direct and affiliated assumed written premium, primarily in lines of business that pay a higher commission rate. To a lesser extent, there was also an increase in agent incentive compensation for the first quarter of 2021 compared to the first quarter of 2020. The estimated agent incentive payouts at March 31, 2021 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2021. Lower auto claims frequency and related loss expense since the onset of the COVID-19 pandemic impacted agent compensation related to the profitability component in both periods.

Non-commission expense – Non-commission expense increased $11.7 million in the first quarter of 2021 compared to the first quarter of 2020. Underwriting and policy processing expense decreased $0.8 million primarily due to lower personnel costs. Information technology costs increased $4.2 million primarily due to increased hardware and software costs and professional fees. Administrative and other costs increased $8.5 million primarily driven by increased professional fees and higher incentive plan award accruals due to improved performance in the first quarter of 2021 compared to the same period in 2020.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
	(Unaudited)
Management fee revenue - administrative services, net	$14,847	$14,771	0.5%
Administrative services reimbursement revenue	153,533	151,554	1.3
Total revenue allocated to administrative services	168,380	166,325	1.2
Administrative services expenses
Claims handling services	132,470	132,303	0.1
Investment management services	9,714	9,057	7.3
Life management services	11,349	10,194	11.3
Operating income - administrative services	$14,847	$14,771	0.5%

Administrative services
The management fee revenue allocated to administrative services was 0.7% in the first quarter of 2021 and 0.8% in the first quarter of 2020, of the direct and affiliated assumed premiums written by the Exchange. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the three months ended March 31:

(dollars in thousands)	2021	2020	% Change
	(Unaudited)
Net investment income	$17,097	$4,664	NM
Net realized investment gains (losses)	804	(10,806)	NM
Net impairment recoveries (losses) recognized in earnings	87	(3,053)	NM
Total investment income (loss)	$17,988	$(9,195)	NM
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $12.4 million in the first quarter of 2021, primarily due to equity in earnings of limited partnerships of $9.0 million recorded in the first quarter of 2021 compared to equity in losses of limited partnerships of $3.7 million recorded in the first quarter of 2020.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows for the three months ended March 31:

(in thousands)	2021	2020
Securities sold:	(Unaudited)
Available-for-sale securities	$1,483	$615
Equity securities	507	(688)
Equity securities change in fair value	(1,186)	(10,734)
Miscellaneous	0	1
Net realized investment gains (losses)	$804	$(10,806)

Net realized gains during the first quarter of 2021 were primarily due to disposals of available-for-sale securities. Net realized losses during the first quarter of 2020 were primarily driven by decreases in the fair value of equity securities due to the significant financial market volatility resulting from the COVID-19 pandemic.

Net impairment recoveries (losses) recognized in earnings
Net impairment recoveries recognized during the first quarter of 2021 were on credit impaired available-for-sale securities. Net impairment losses in 2020 were primarily due to the COVID-19 pandemic's impact on financial markets on our available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 1.7% to $1.9 billion in the first quarter of 2021 compared to the first quarter of 2020. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $11.3 billion at March 31, 2021, $10.7 billion at December 31, 2020, and $8.8 billion at March 31, 2020. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.0% at March 31, 2021, 89.9% at December 31, 2020, and 89.8% at March 31, 2020.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. We are monitoring risks related to the COVID-19 pandemic on an ongoing basis and believe that the Exchange falls within defined risk tolerances. However, see Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2021	% to total	December 31, 2020	% to total
	(Unaudited)
Fixed maturities	$918,322	83%	$928,236	84%
Equity securities:
Preferred stock	92,785	9	94,071	9
Common stock	146	0	19	0
Agent loans (1)	68,071	6	69,212	6
Other investments	22,586	2	14,325	1
Total investments	$1,101,910	100%	$1,105,863	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $14.5 million at March 31, 2021, compared to net unrealized gains of $23.3 million at December 31, 2020.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	March 31, 2021 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,252	$4,019	$9,014	$16,285
Communications	0	8,783	8,534	17,655	18,313	53,285
Consumer	0	3,219	23,524	64,123	38,586	129,452
Diversified	0	0	0	1,055	422	1,477
Energy	0	4,179	7,871	18,643	11,982	42,675
Financial	0	1,010	61,002	113,924	13,118	189,054
Industrial	0	0	10,062	14,434	18,773	43,269
Structured securities (2)	153,933	152,874	36,612	14,692	0	358,111
Technology	0	5,227	7,893	22,426	10,987	46,533
U.S. Treasury	0	10,395	0	0	0	10,395
Utilities	0	0	4,879	19,384	3,523	27,786
Total	$153,933	$185,687	$163,629	$290,355	$124,718	$918,322
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

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	March 31, 2021		December 31, 2020
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communications	$3,124	$0	$2,699	$0
Consumer	3,620	0	3,068	0
Energy	2,362	146	2,187	19
Financial services	73,520	0	76,575	0
Industrial	894	0	800	0
Utilities	9,265	0	8,742	0
Total	$92,785	$146	$94,071	$19

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first quarter of 2021. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$33,482	$20,077
Net cash used in investing activities	(10,828)	(82,749)
Net cash used in financing activities	(48,702)	(45,421)
Net decrease in cash and cash equivalents	$(26,048)	$(108,093)

Net cash provided by operating activities was $33.5 million in the first three months of 2021, compared to $20.1 million in the first three months of 2020. Increased cash provided by operating activities in the three months of 2021 was primarily due to an increase in management fees received driven by growth in direct and affiliated assumed premiums written by the Exchange of $32.4 million, offset by an increase in salaries and wages paid of $18.9 million in the first quarter of 2021 compared to the same period in 2020.

Net cash used in investing activities was $10.8 million in the first three months of 2021, compared to $82.7 million in the same period in 2020. In the first quarter of 2021, net cash used in investing activities was primarily driven by fixed asset purchases, as purchases of investments were offset by proceeds from sales and and maturities/calls of investments. Net cash used in investing activities in the first quarter of 2020 was primarily due to purchases of available-for-sale securities exceeding the proceeds generated from investment sales and maturities/calls of available-for-sale securities.

Net cash used in financing activities totaled $48.7 million in the first quarter of 2021, compared to $45.4 million in the first quarter of 2020. The increase in cash used in the first quarter of 2021, compared to the same period in 2020, was due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2021, compared to 2020.  There are no regulatory restrictions on the payment of dividends to our shareholders.

There were no repurchases of our Class A nonvoting common stock in the first three months of 2021 and 2020 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2021, based upon trade date.

During the three months ended March 31, 2021, we purchased 4,520 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.1 million. Of this amount, we purchased 978 shares for $0.2 million, or $242.01 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 1,157 shares for $0.3 million, or $244.75 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 2,385 shares were purchased at a total cost of $0.6 million, or $235.92 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of March 31, 2021.

During the three months ended March 31, 2020, we purchased 6,954 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.0 million. Of this amount, we purchased 1,787 shares for $0.3 million, or $165.82 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 1,623 shares for $0.2 million, or $153.11 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 3,544 shares were purchased at a total cost of $0.5 million, or $147.86 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of March 31, 2020.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $135.2 million at March 31, 2021, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $643.8 million at March 31, 2021.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of March 31, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2021. Investments with a fair value of $123.4 million were pledged as collateral on the line at March 31, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of March 31, 2021, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2021.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2020 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2021.

Significant volatility was seen in the global financial markets at the onset of the COVID-19 pandemic and pandemic related events may create future volatility; however, there have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2021. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2021.

During the quarter ending March 31, 2021, we purchased 4,520 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $1.1 million. Of this amount, we purchased 978 shares for $0.2 million, or $242.01 per share, for stock-based awards in conjunction with our equity compensation plan, for which the shares were delivered to plan participants in January 2021. We purchased 1,157 shares for $0.3 million, or $244.75 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in March 2021. The remaining 2,385 shares were purchased at a total cost of $0.6 million, or $235.92 per share, to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in March 2021.

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

Erie Indemnity Company
(Registrant)

Date:	April 29, 2021	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO