Form 10-Q
period 2021-06-30
ERIE INDEMNITY CO
filed 2021-07-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 23, 2021.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 23, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenue
Management fee revenue - policy issuance and renewal services	$502,271	$483,795	$957,989	$927,545
Management fee revenue - administrative services	14,667	14,813	29,514	29,584
Administrative services reimbursement revenue	157,190	151,965	310,723	303,519
Service agreement revenue	5,902	6,446	11,981	13,108
Total operating revenue	680,030	657,019	1,310,207	1,273,756

Operating expenses
Cost of operations - policy issuance and renewal services	437,775	413,865	838,324	793,357
Cost of operations - administrative services	157,190	151,965	310,723	303,519
Total operating expenses	594,965	565,830	1,149,047	1,096,876
Operating income	85,065	91,189	161,160	176,880

Investment income
Net investment income	13,650	5,044	30,747	9,708
Net realized investment gains (losses)	2,769	6,526	3,573	(4,280)
Net impairment (losses) recoveries recognized in earnings	(1)	(17)	86	(3,070)
Total investment income	16,418	11,553	34,406	2,358

Interest expense, net	1,039	2	2,048	5
Other expense	548	258	1,067	624
Income before income taxes	99,896	102,482	192,451	178,609
Income tax expense	20,867	20,505	39,856	37,306
Net income	$79,029	$81,977	$152,595	$141,303

Net income per share
Class A common stock – basic	$1.70	$1.76	$3.28	$3.03
Class A common stock – diluted	$1.51	$1.57	$2.92	$2.70
Class B common stock – basic and diluted	$255	$264	$491	$455

Weighted average shares outstanding – Basic
Class A common stock	46,188,289	46,187,808	46,188,573	46,188,299
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,302,370	52,302,981	52,309,163	52,313,667
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.035	$0.965	$2.070	$1.930
Class B common stock	$155.25	$144.75	$310.50	$289.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$79,029	$81,977	$152,595	$141,303

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	2,676	37,451	(6,076)	5,215
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	3,463	2,660	6,926	5,320
Total other comprehensive income, net of tax	6,139	40,111	850	10,535
Comprehensive income	$85,168	$122,088	$153,445	$151,838

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$156,038	$161,240
Available-for-sale securities	20,856	17,697
Equity securities	207	19
Receivables from Erie Insurance Exchange and affiliates, net	504,013	494,637
Prepaid expenses and other current assets	59,574	52,561
Accrued investment income	6,121	6,146
Total current assets	746,809	732,300

Available-for-sale securities, net	915,942	910,539
Equity securities	93,798	94,071
Fixed assets, net	280,402	265,341
Agent loans, net	60,070	62,449
Deferred income taxes, net	17,971	12,341
Other assets	48,652	40,081
Total assets	$2,163,644	$2,117,122

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$284,234	$262,338
Agent bonuses	62,694	110,158
Accounts payable and accrued liabilities	150,346	150,706
Dividends payable	48,200	48,200
Contract liability	35,742	36,917
Deferred executive compensation	8,581	17,319
Current portion of long-term borrowings	2,064	2,031
Total current liabilities	591,861	627,669

Defined benefit pension plans	184,111	164,346
Long-term borrowings	92,795	93,833
Contract liability	18,135	18,878
Deferred executive compensation	13,773	14,904
Other long-term liabilities	17,867	9,444
Total liabilities	918,542	929,074

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,496	16,487
Accumulated other comprehensive loss	(77,293)	(78,143)
Retained earnings	2,449,819	2,393,624
Total contributed capital and retained earnings	2,391,192	2,334,138
Treasury stock, at cost; 22,110,132 shares held	(1,167,211)	(1,163,670)
Deferred compensation	21,121	17,580
Total shareholders’ equity	1,245,102	1,188,048
Total liabilities and shareholders’ equity	$2,163,644	$2,117,122

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2021 and 2020
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					73,566			73,566
Other comprehensive loss				(5,289)				(5,289)
Dividends declared:
Class A $1.035 per share					(47,806)			(47,806)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(846)	846	0
Rabbi trust distribution (2)						876	(876)	0
Balance, March 31, 2021	$1,992	$178	$16,496	$(83,432)	$2,418,989	$(1,163,640)	$17,550	$1,208,133
Net income					79,029			79,029
Other comprehensive income				6,139				6,139
Dividends declared:
Class A $1.035 per share					(47,805)			(47,805)
Class B $155.25 per share					(394)			(394)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(3,668)	3,668	0
Rabbi trust distribution (2)						97	(97)	0
Balance, June 30, 2021	$1,992	$178	$16,496	$(77,293)	$2,449,819	$(1,167,211)	$21,121	$1,245,102

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (3)					(1,075)			(1,075)
Net income					59,326			59,326
Other comprehensive loss				(29,576)				(29,576)
Dividends declared:
Class A $0.965 per share					(44,572)			(44,572)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (1)			4			0		4
Deferred compensation						(772)	772	0
Balance, March 31, 2020	$1,992	$178	$16,487	$(146,444)	$2,390,869	$(1,159,682)	$13,592	$1,116,992
Net income					81,977			81,977
Other comprehensive income				40,111				40,111
Dividends declared:
Class A $0.965 per share					(44,573)			(44,573)
Class B $144.75 per share					(368)			(368)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(3,568)	3,568	0
Rabbi trust distribution (2)						704	(704)	0
Balance, June 30, 2020	$1,992	$178	$16,487	$(106,333)	$2,427,905	$(1,162,546)	$16,456	$1,194,139

(1)Net purchases of treasury stock in 2021 and 2020 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2021 and to a retired director in 2020.
(3)The cumulative effect adjustment is related to the implementation of credit loss allowance accounting guidance effective January 1, 2020.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Management fee received	$985,317	$937,962
Administrative services reimbursements received	301,509	279,689
Service agreement fee received	11,981	13,108
Net investment income received	18,735	18,749
Commissions paid to agents	(464,550)	(448,622)
Agents bonuses paid	(115,678)	(100,185)
Salaries and wages paid	(113,452)	(100,360)
Employee benefits paid	(16,567)	(15,962)
General operating expenses paid	(126,373)	(133,422)
Administrative services expenses paid	(310,617)	(298,046)
Income taxes paid	(40,503)	(25,625)
Interest paid	(2,082)	(4)
Net cash provided by operating activities	127,720	127,282

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(168,671)	(198,192)
Equity securities	(28,408)	(44,407)
Other investments	(605)	(622)
Proceeds from investments:
Available-for-sale securities sales	59,203	68,977
Available-for-sale securities maturities/calls	99,788	58,722
Equity securities	29,856	35,684
Other investments	869	577
Purchase of fixed assets	(28,197)	(37,426)
Loans to agents	(2,930)	(2,313)
Collections on agent loans	3,584	3,577
Net cash used in investing activities	(35,511)	(115,423)

Cash flows from financing activities
Dividends paid to shareholders	(96,400)	(89,881)
Net payments on long-term borrowings	(1,011)	(979)
Net cash used in financing activities	(97,411)	(90,860)

Net decrease in cash and cash equivalents	(5,202)	(79,001)
Cash and cash equivalents, beginning of period	161,240	336,739
Cash and cash equivalents, end of period	$156,038	$257,738

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to equity securities	$0	$4,188
Operating lease assets obtained in exchange for new operating lease liabilities	$977	$3,440
Liability incurred to purchase fixed assets	$13,024	$814

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

The transaction price, including management fee revenue and administrative service reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. A constraining estimate of variable consideration exists related to the potential for management fees to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and premiums are refunded to them. The constraining estimate is determined using the expected value method, based on both historical and current information. The estimated transaction price, as reduced by the constraint, reflects consideration expected for performance of our services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and six months ending June 30, 2021, we recognized revenue of $10.6 million and $23.9 million, respectively, that was included in the contract liabilities balance as of December 31, 2020. During the three and six months ending June 30, 2020, we recognized revenue of $10.3 million and $23.4 million, respectively, that was included in the contract liabilities balance as of December 31, 2019. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Management fee revenue - policy issuance and renewal services	$502,271	$483,795	$957,989	$927,545

Management fee revenue - administrative services	14,667	14,813	29,514	29,584
Administrative services reimbursement revenue	157,190	151,965	310,723	303,519
Total administrative services	$171,857	$166,778	$340,237	$333,103

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2021			2020
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$78,382	46,188,289	$1.70	$81,306	46,187,808	$1.76
Dilutive effect of stock-based awards	0	13,281	—	0	14,373	—
Assumed conversion of Class B shares	647	6,100,800	—	671	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$79,029	52,302,370	$1.51	$81,977	52,302,981	$1.57
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$647	2,542	$255	$671	2,542	$264

	Six months ended June 30,
	2021			2020
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$151,346	46,188,573	$3.28	$140,146	46,188,299	$3.03
Dilutive effect of stock-based awards	0	19,790	—	0	24,568	—
Assumed conversion of Class B shares	1,249	6,100,800	—	1,157	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$152,595	52,309,163	$2.92	$141,303	52,313,667	$2.70
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,249	2,542	$491	$1,157	2,542	$455

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2021, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$564,689	$2,461	$556,150	$6,078
Collateralized debt obligations	115,442	0	114,692	750
Commercial mortgage-backed securities	112,292	0	95,159	17,133
Residential mortgage-backed securities	93,652	0	90,611	3,041
Other debt securities	29,332	0	26,788	2,544
U.S. Treasury	21,391	0	21,391	0
Total available-for-sale securities	936,798	2,461	904,791	29,546
Equity securities - nonredeemable preferred and common stock:
Financial services sector	75,212	20,628	53,584	1,000
Utilities sector	10,470	3,594	6,876	0
Energy sector	2,952	957	1,995	0
Consumer sector	2,295	607	1,688	0
Communications sector	2,161	1,123	1,038	0
Industrial sector	915	915	0	0
Total equity securities	94,005	27,824	65,181	1,000
Total	$1,030,803	$30,285	$969,972	$30,546

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,425	$1,281	$559,319	$5,825
Collateralized debt obligations	110,447	0	110,447	0
Commercial mortgage-backed securities	120,201	0	100,739	19,462
Residential mortgage-backed securities	112,179	0	111,242	937
Other debt securities	18,984	0	18,984	0
Total available-for-sale securities	928,236	1,281	900,731	26,224
Equity securities - nonredeemable preferred and common stock:
Financial services sector	76,575	24,981	51,594	0
Utilities sector	8,742	3,957	4,785	0
Energy sector	2,206	676	1,530	0
Consumer sector	3,068	576	2,492	0
Communications sector	2,699	2,699	0	0
Industrial sector	800	800	0	0
Total equity securities	94,090	33,689	60,401	0
Total	$1,022,326	$34,970	$961,132	$26,224

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2021 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,460	$14	$37	$1,476	$(303)	$1,347	$(1,953)	$6,078
Collateralized debt obligations	0	0	0	750	0	0	0	750
Commercial mortgage-backed securities	16,241	(102)	(10)	579	(961)	2,624	(1,238)	17,133
Residential mortgage-backed securities	473	(3)	1	0	(224)	3,030	(236)	3,041
Other debt securities	521	0	(4)	2,060	(33)	0	0	2,544
Total available-for-sale securities	22,695	(91)	24	4,865	(1,521)	7,001	(3,427)	29,546
Nonredeemable preferred stock	1,090	5	0	1,000	0	0	(1,095)	1,000
Total Level 3 securities	$23,785	$(86)	$24	$5,865	$(1,521)	$7,001	$(4,522)	$30,546

Level 3 Assets – 2021 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$20	$79	$2,258	$(673)	$2,549	$(3,980)	$6,078
Collateralized debt obligations	0	0	0	750	0	0	0	750
Commercial mortgage-backed securities	19,462	(197)	(447)	2,844	(966)	3,854	(7,417)	17,133
Residential mortgage-backed securities	937	(6)	0	0	(476)	3,030	(444)	3,041
Other debt securities	0	0	(2)	2,588	(42)	0	0	2,544
Total available-for-sale securities	26,224	(183)	(370)	8,440	(2,157)	9,433	(11,841)	29,546
Nonredeemable preferred stock	0	5	0	1,000	0	1,090	(1,095)	1,000
Total Level 3 securities	$26,224	$(178)	$(370)	$9,440	$(2,157)	$10,523	$(12,936)	$30,546

Level 3 Assets – 2020 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2020
Available-for-sale securities:
Corporate debt securities	$12,056	$(2)	$867	$783	$(115)	$1,142	$(9,815)	$4,916
Collateralized debt obligations	0	0	12	247	0	0	0	259
Commercial mortgage-backed securities	7,383	(34)	268	6,891	(201)	4,334	(575)	18,066
Total available-for-sale securities	19,439	(36)	1,147	7,921	(316)	5,476	(10,390)	23,241
Nonredeemable preferred stock	0	(25)	0	820	0	0	0	795
Total Level 3 securities	$19,439	$(61)	$1,147	$8,741	$(316)	$5,476	$(10,390)	$24,036

Level 3 Assets – 2020 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$5	$(511)	$2,501	$(542)	$8,037	$(12,898)	$4,916
Collateralized debt obligations	0	0	12	247	0	0	0	259
Commercial mortgage-backed securities	3,321	(42)	120	7,203	(287)	8,891	(1,140)	18,066
Total available-for-sale securities	11,645	(37)	(379)	9,951	(829)	16,928	(14,038)	23,241
Nonredeemable preferred stock	0	(25)	0	820	0	0	0	795
Total Level 3 securities	$11,645	$(62)	$(379)	$10,771	$(829)	$16,928	$(14,038)	$24,036
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

	June 30, 2021		December 31, 2020
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$68,558	$72,593	$69,212	$73,854
Long-term borrowings (2)	95,103	103,036	96,113	113,054
(1)The discount rate used to calculate fair value at June 30, 2021 is reflective of a decrease in the BB+ financial yield curve.
(2)The discount rate used to calculate fair value at June 30, 2021 is reflective of an increase in U.S. Treasury bond yields.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	June 30, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$548,975	$16,666	$952	$564,689
Collateralized debt obligations	115,087	574	219	115,442
Commercial mortgage-backed securities	109,277	3,378	363	112,292
Residential mortgage-backed securities	92,142	1,811	301	93,652
Other debt securities	28,905	462	35	29,332
U.S. Treasury	20,648	743	0	21,391
Total available-for-sale securities, net	$915,034	$23,634	$1,870	$936,798

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$546,096	$21,843	$1,514	$566,425
Collateralized debt obligations	110,121	657	331	110,447
Commercial mortgage-backed securities	115,346	5,090	235	120,201
Residential mortgage-backed securities	108,840	3,373	34	112,179
Other debt securities	18,387	606	9	18,984
Total available-for-sale securities, net	$898,790	$31,569	$2,123	$928,236

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2021 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$20,580	$20,856
Due after one year through five years	429,579	442,409
Due after five years through ten years	194,317	197,441
Due after ten years	270,558	276,092
Total available-for-sale securities	$915,034	$936,798

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$80,035	$584	$8,703	$368	$88,738	$952	289
Collateralized debt obligations	45,288	148	16,642	71	61,930	219	73
Commercial mortgage-backed securities	9,240	329	476	34	9,716	363	21
Residential mortgage-backed securities	29,064	301	0	0	29,064	301	46
Other debt securities	5,606	35	0	0	5,606	35	7
Total available-for-sale securities	$169,233	$1,397	$25,821	$473	$195,054	$1,870	436
Quality breakdown of available-for-sale securities:
Investment grade	$140,765	$1,212	$17,262	$107	$158,027	$1,319	174
Non-investment grade	28,468	185	8,559	366	37,027	551	262
Total available-for-sale securities	$169,233	$1,397	$25,821	$473	$195,054	$1,870	436

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$39,693	$644	$7,952	$870	$47,645	$1,514	257
Collateralized debt obligations	50,036	232	10,899	99	60,935	331	65
Commercial mortgage-backed securities	16,582	235	0	0	16,582	235	31
Residential mortgage-backed securities	8,163	34	0	0	8,163	34	13
Other debt securities	1,019	9	0	0	1,019	9	4
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370
Quality breakdown of available-for-sale securities:
Investment grade	$86,807	$561	$10,899	$99	$97,706	$660	119
Non-investment grade	28,686	593	7,952	870	36,638	1,463	251
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370

Credit loss allowance on investments
As of June 30, 2021 and December 31, 2020, the current expected credit loss allowance on agent loans was $1.1 million in both periods. The current expected credit loss on available-for-sale securities was less than $0.1 million at June 30, 2021, and $0.2 million at December 31, 2020.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities	$5,790	$5,670	$11,987	$11,458
Equity securities	1,116	901	2,318	1,757
Limited partnerships (1)	6,151	(2,329)	15,197	(6,034)
Cash equivalents and other	935	1,115	1,912	3,089
Total investment income	13,992	5,357	31,414	10,270
Less: investment expenses	342	313	667	562
Investment income, net of expenses	$13,650	$5,044	$30,747	$9,708
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

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities:
Gross realized gains	$1,075	$1,721	$2,998	$2,795
Gross realized losses	(678)	(1,366)	(1,118)	(1,825)
Net realized gains on available-for-sale securities	397	355	1,880	970
Equity securities (1)	2,371	6,170	1,692	(5,252)
Miscellaneous	1	1	1	2
Net realized investment gains (losses)	$2,769	$6,526	$3,573	$(4,280)
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

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Equity securities:
Net gains (losses) recognized during the period (1)	$2,371	$6,170	$1,692	$(5,252)
Less: net gains (losses) recognized on securities sold	128	1,357	(293)	(2,157)
Net unrealized gains (losses) recognized on securities held at reporting date	$2,243	$4,813	$1,985	$(3,095)
(1)While our investment portfolio was negatively impacted in the first quarter of 2020 primarily due to the financial market volatility resulting from the COVID-19 pandemic, market conditions partially recovered in the second quarter of 2020, resulting in significant gains in the three months ended June 30, 2020.

Net impairment (losses) recoveries recognized in earnings
Impairments on available-for-sale securities and agent loans were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities:
Intent to sell	$—	$—	$—	$(2,242)
Credit (impaired) recovered	(1)	(17)	86	(658)
Total available-for-sale securities	(1)	(17)	86	(2,900)
Agent loans - expected credit losses	—	—	—	(170)
Net impairment (losses) recoveries recognized in earnings	$(1)	$(17)	$86	$(3,070)

Note 7.  Borrowing Arrangements

Bank line of credit
As of June 30, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2021.  Investments with a fair value of $123.4 million were pledged as collateral on the line at June 30, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of June 30, 2021. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at June 30, 2021.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that will serve as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $122.6 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of June 30, 2021. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at June 30, 2021.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees, as long-term borrowings on our Statements of Financial Position. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2021	$1,021
2022	2,109
2023	2,226
2024	2,302
2025	2,449
Thereafter	84,996

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

The cost of our pension plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost for benefits earned	$13,260	$10,874	$26,520	$21,747
Interest cost on benefits obligation	9,206	9,394	18,412	18,789
Expected return on plan assets	(12,568)	(12,353)	(25,137)	(24,706)
Prior service cost amortization	357	335	714	671
Net actuarial loss amortization	4,026	3,031	8,053	6,062
Pension plan cost (1)	$14,281	$11,281	$28,562	$22,563
(1)The components of pension plan costs other than the service cost component are included in the line item "Other expense" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended June 30, 2021 and 2020, our effective tax rate was 20.9% and 20.0%, respectively, and for the six months ended June 30, 2021 and 2020, our effective tax rate was 20.7% and 20.9%, respectively. Impacting our effective tax rate in the second quarter of 2020 was the reversal of a valuation allowance generated in the first quarter of 2020 by the financial market volatility resulting from the COVID-19 pandemic, which decreased our effective tax rate by 0.9%.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2021 and the year ended December 31, 2020. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2021 and the year ended December 31, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2021.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period (1)	$18,306	$3,845	$14,461	$(27,761)	$0	$(27,761)
OCI before reclassifications (1)	3,783	795	2,988	40,364	2,646	37,718
Realized investment gains	(397)	(84)	(313)	(355)	(75)	(280)
Impairment losses	1	0	1	17	4	13
OCI	3,387	711	2,676	40,026	2,575	37,451
AOCI, end of period (1)	$21,693	$4,556	$17,137	$12,265	$2,575	$9,690

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(123,917)	$(26,024)	$(97,893)	$(150,233)	$(31,550)	$(118,683)
Amortization of prior service costs	357	75	282	336	70	266
Amortization of net actuarial loss	4,027	846	3,181	3,031	637	2,394
OCI	4,384	921	3,463	3,367	707	2,660
AOCI (loss), end of period	$(119,533)	$(25,103)	$(94,430)	$(146,866)	$(30,843)	$(116,023)

Total
AOCI (loss), beginning of period	$(105,611)	$(22,179)	$(83,432)	$(177,994)	$(31,550)	$(146,444)
Investment securities	3,387	711	2,676	40,026	2,575	37,451
Pension and other postretirement plans	4,384	921	3,463	3,367	707	2,660
OCI	7,771	1,632	6,139	43,393	3,282	40,111
AOCI (loss), end of period	$(97,840)	$(20,547)	$(77,293)	$(134,601)	$(28,268)	$(106,333)

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475
OCI (loss) before reclassifications	(5,725)	(1,202)	(4,523)	4,671	981	3,690
Realized investment gains	(1,880)	(395)	(1,485)	(970)	(204)	(766)
Impairment (recoveries) losses	(86)	(18)	(68)	2,900	609	2,291
OCI (loss)	(7,691)	(1,615)	(6,076)	6,601	1,386	5,215
AOCI, end of period	$21,693	$4,556	$17,137	$12,265	$2,575	$9,690

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)
Amortization of prior service costs	714	150	564	672	141	531
Amortization of net actuarial loss	8,053	1,691	6,362	6,062	1,273	4,789
OCI	8,767	1,841	6,926	6,734	1,414	5,320
AOCI (loss), end of period	$(119,533)	$(25,103)	$(94,430)	$(146,866)	$(30,843)	$(116,023)

Total
AOCI (loss), beginning of period	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)
Investment securities	(7,691)	(1,615)	(6,076)	6,601	1,386	5,215
Pension and other postretirement plans	8,767	1,841	6,926	6,734	1,414	5,320
OCI	1,076	226	850	13,335	2,800	10,535
AOCI (loss), end of period	$(97,840)	$(20,547)	$(77,293)	$(134,601)	$(28,268)	$(106,333)

(1)As of June 30, 2020, the valuation allowance that was recognized on the deferred tax asset primarily related to unrealized losses on our investments at March 31, 2020 was fully released.

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $504.0 million and $494.6 million at June 30, 2021 and December 31, 2020, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of June 30, 2021, the total loans executed under this agreement totaled $22.5 million, of which our portion of the loans is $8.7 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2021, our maximum potential amount of future payments on the guaranteed portion is $2.6 million. All loan payments under the participation program are current as of June 30, 2021.

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

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue until such time as the spread of the virus is contained. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions, which became effective in the third quarter of 2020. These rate reductions resulted in a decrease to Exchange's written premiums of approximately $55 million and $110 million for the three and six months ended June 30, 2021, respectively, and a corresponding decrease in our management fee revenue of approximately $14 million and $28 million for the three and six months ending June 30, 2021, respectively. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. While financial markets remained generally strong in the first half of 2021, we could experience future losses and/or impairments to the portfolio if future development of the pandemic impacts market conditions. Additionally, we continued to incur increased agent incentive costs as claim frequency, while increasing in 2021, remains lower than pre-pandemic levels resulting in improved agent profitability the first half of 2021. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" related to COVID-19 as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

While we were not required to close our physical locations under the state mandated closure of nonessential services, out of concern for the health and safety of our employees, over 90% of our workforce has been working remote since March 2020. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a dedicated team responsible for the development and implementation of a return to office plan. Some employees began returning to our offices in July 2021. Additional employees will return to our offices in phases, assuming the pandemic does not worsen.

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Operating income	$85,065	$91,189	(6.7)%	$161,160	$176,880	(8.9)%
Total investment income	16,418	11,553	42.1	34,406	2,358	NM
Interest expense, net	1,039	2	NM	2,048	5	NM
Other expense	548	258	NM	1,067	624	71.0
Income before income taxes	99,896	102,482	(2.5)	192,451	178,609	7.8
Income tax expense	20,867	20,505	1.8	39,856	37,306	6.8
Net income	$79,029	$81,977	(3.6)%	$152,595	$141,303	8.0%
Net income per share – diluted	$1.51	$1.57	(3.6)%	$2.92	$2.70	8.0%
NM = not meaningful

Operating income decreased in both the second quarter and six months ended June 30, 2021, compared to the same periods in 2020, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 3.8% to $502.3 million in the second quarter of 2021 and 3.3% to $958.0 million for the six months ended June 30, 2021, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2021 and 2020. The direct and affiliated assumed premiums written by the Exchange increased 3.4% to $2.1 billion in the second quarter of 2021 and increased 2.6% to $3.9 billion for the six months ended June 30, 2021 compared to the same periods in 2020.

Cost of operations for policy issuance and renewal services increased 5.8% to $437.8 million and 5.7% to $838.3 million in the second quarter and six months ended June 30, 2021, compared to the same periods in 2020, due to higher commissions driven by direct and affiliated assumed written premium growth, personnel costs and technology investments.

Management fee revenue for administrative services decreased 1.0% to $14.7 million and 0.2% to $29.5 million in the second quarter and six months ended June 30, 2021, compared to the same periods in 2020. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $157.2 million in the second quarter of 2021 and $310.7 million for the six months ended June 30, 2021, but had no net impact on operating income.

Total investment income increased $4.9 million and $32.0 million in the second quarter and six months ended June 30, 2021, compared to the same periods in 2020. The results from both periods were primarily due to increases in net investment income. Investment results in 2020 were impacted by the significant financial market volatility resulting from the COVID-19 pandemic.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  As the COVID-19 pandemic continues to evolve, the extent and duration of the impacts to economic conditions remain uncertain. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021 for a discussion of the potential impacts of the COVID-19 pandemic on our operations.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2021 and 2020.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation percentages between the two performance obligations. The change in allocation will not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,070,557	$2,002,753	3.4%	$3,948,739	$3,850,431	2.6%
Management fee rate	24.3%	24.2%		24.3%	24.2%
Management fee revenue	503,146	484,666	3.8	959,544	931,804	3.0
Change in estimate for management fee returned on cancelled policies (1)	(875)	(871)	(0.4)	(1,555)	(4,259)	63.5
Management fee revenue - policy issuance and renewal services	$502,271	$483,795	3.8%	$957,989	$927,545	3.3%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,070,557	$2,002,753	3.4%	$3,948,739	$3,850,431	2.6%
Management fee rate	0.7%	0.8%		0.7%	0.8%
Management fee revenue	14,494	16,022	(9.5)	27,641	30,803	(10.3)
Change in contract liability (2)	168	(1,184)	NM	1,875	(1,183)	NM
Change in estimate for management fee returned on cancelled policies (1)	5	(25)	NM	(2)	(36)	95.8
Management fee revenue - administrative services	14,667	14,813	(1.0)	29,514	29,584	(0.2)
Administrative services reimbursement revenue	157,190	151,965	3.4	310,723	303,519	2.4
Total revenue from administrative services	$171,857	$166,778	3.0%	$340,237	$333,103	2.1%
NM = not meaningful
(1)A constraining estimate of variable consideration exists related to the potential for management fees to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.
(2)Management fee revenue - administrative services is recognized over time as the services are provided. See Part I, Item 1. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.4% to $2.1 billion in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by increases in homeowners and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.6% in the second quarter of 2021 compared to 1.1% in the second quarter of 2020.  The year-over-year average premium per policy for all lines of business decreased 1.5% at June 30, 2021 compared to an increase of 2.2% at June 30, 2020. The year-over-year average premium per policy at June 30, 2021 was impacted by the rate reductions for our personal and commercial auto policies that became effective in the third quarter of 2020.

Premiums generated from new business increased 38.4% to $263 million in the second quarter of 2021. While year-over-year average premium per policy on new business decreased 2.7% at June 30, 2021, new business policies written increased 33.4 % in the second quarter of 2021. Premiums generated from new business decreased 18.6% to $190 million in the second quarter of 2020. Year-over-year average premium per policy on new business decreased 0.4% at June 30, 2020 and new business policies written decreased 12.7% in the second quarter of 2020, primarily due to the shelter-at-home orders and mandatory business closures resulting from the COVID-19 pandemic. Premiums generated from renewal business decreased 0.3% to $1.8 billion in the second quarter of 2021 compared to the second quarter of 2020.  Underlying the trend in renewal business premiums was a decrease in year-over-year average premium per policy of 1.2% at June 30, 2021, driven by the rate reductions for our personal and commercial auto policies that became effective in the third quarter of 2020, compared to an increase of 2.5% at June 30, 2020.

Personal lines – Total personal lines premiums written increased 2.0% to $1.5 billion in the second quarter of 2021, compared to 0.7% in the second quarter of 2020. While total personal lines year-over-year average premium per policy decreased 2.1% at June 30, 2021, total personal lines policies in force increased 3.6% in the second quarter of 2021.

Commercial lines – Total commercial lines premiums written increased 6.8% to $619 million in the second quarter of 2021, compared to a decrease of 0.1% in the second quarter of 2020, driven by a 3.4% increase in total commercial lines policies in force and a 0.1% increase in total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Future premiums could be impacted by changes resulting from the COVID-19 pandemic, including potential regulatory changes and inflationary trends, among others. Longer-term, increased driving activity may result in future rate increases due to higher claims frequencies and severity. See also Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$502,271	$483,795	3.8%	$957,989	$927,545	3.3%
Service agreement revenue	5,902	6,446	(8.4)	11,981	13,108	(8.6)
	508,173	490,241	3.7	969,970	940,653	3.1
Cost of policy issuance and renewal services	437,775	413,865	5.8	838,324	793,357	5.7
Operating income - policy issuance and renewal services	$70,398	$76,376	(7.8)%	$131,646	$147,296	(10.6)%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% and 24.2% of the direct and affiliated assumed premiums written by the Exchange for both the three and six months ended June 30, 2021 and 2020, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$293,220	$278,478	5.3%	$554,601	$530,474	4.5%
Non-commission expense:
Underwriting and policy processing	$43,181	$39,891	8.2%	$83,769	$81,243	3.1%
Information technology	46,076	43,155	6.8	92,481	85,313	8.4
Sales and advertising	14,590	15,770	(7.5)	25,533	27,245	(6.3)
Customer service	9,131	8,631	5.8	17,929	17,210	4.2
Administrative and other	31,577	27,940	13.0	64,011	51,872	23.4
Total non-commission expense	144,555	135,387	6.8	283,723	262,883	7.9
Total cost of policy issuance and renewal services	$437,775	$413,865	5.8%	$838,324	$793,357	5.7%

Commissions – Commissions increased $14.7 million in the second quarter of 2021 and $24.1 million for the six months ended June 30, 2021 compared to the same periods in 2020, primarily driven by the growth in direct and affiliated assumed written premium, primarily in lines of business that pay a higher commission rate. To a lesser extent, there was also an increase in agent incentive compensation for the second quarter and six months ended June 30, 2021 compared to the second quarter and six months ending June 30, 2020. The estimated agent incentive payouts at June 30, 2021 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2021. Lower claims frequency and related loss expense since the onset of the COVID-19 pandemic impacted agent compensation related to the profitability component in all periods.

Non-commission expense – Non-commission expense increased $9.2 million in the second quarter of 2021 compared to the second quarter of 2020. Underwriting and policy processing expense increased $3.3 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $2.9 million primarily due to increased hardware and software costs as well as increased personnel costs. Administrative and other costs increased $3.6 million primarily driven by increased building and equipment depreciation and professional fees compared to the same period in 2020. Personnel costs in all expense categories for the second quarter of 2021 were impacted by higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020.

Non-commission expense increased $20.8 million in the six months ended June 30, 2021 compared to the same period of 2020. Underwriting and policy processing expense increased $2.5 million primarily due to increased underwriting report costs and personnel costs. Information technology costs increased $7.2 million primarily due to increased hardware and software costs and personnel costs. Administrative and other costs increased $12.1 million primarily driven by increased personnel costs and professional fees compared to the same period in 2020. Personnel costs in all expense categories were impacted by higher pension costs and higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$14,667	$14,813	(1.0)%	$29,514	$29,584	(0.2)%
Administrative services reimbursement revenue	157,190	151,965	3.4	310,723	303,519	2.4
Total revenue allocated to administrative services	171,857	166,778	3.0	340,237	333,103	2.1
Administrative services expenses
Claims handling services	135,192	131,474	2.8	267,662	263,777	1.5
Investment management services	9,689	8,353	16.0	19,403	17,410	11.5
Life management services	12,309	12,138	1.4	23,658	22,332	5.9
Operating income - administrative services	$14,667	$14,813	(1.0)%	$29,514	$29,584	(0.2)%

Administrative services
The management fee revenue allocated to administrative services was 0.7% and 0.8% of the direct and affiliated assumed premiums written by the Exchange for both the three and six months ended June 30, 2021 and 2020, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Net investment income	$13,650	$5,044	NM	$30,747	$9,708	NM
Net realized investment gains (losses)	2,769	6,526	(57.6)%	3,573	(4,280)	NM
Net impairment (losses) recoveries recognized in earnings	(1)	(17)	NM	86	(3,070)	NM
Total investment income	$16,418	$11,553	42.1%	$34,406	$2,358	NM
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $8.6 million in the second quarter of 2021 and $21.0 million for the six months ended June 30, 2021, compared to the same periods in 2020. The results from both periods were primarily due to equity in earnings of limited partnerships of $6.2 million and $15.2 million for the three and six months ended June 30, 2021, respectively, compared to equity in losses of limited partnerships of $2.3 million and $6.0 million, respectively, for the same periods in 2020. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$397	$355	$1,880	$970
Equity securities	392	(1,840)	899	(2,528)
Equity securities change in fair value	1,979	8,010	793	(2,724)
Miscellaneous	1	1	1	2
Net realized investment gains (losses)	$2,769	$6,526	$3,573	$(4,280)

Net realized gains during the second quarter of 2021 were primarily driven by market value adjustments on equity securities while net realized gains for the six months ended June 30, 2021 were primarily due to disposals of available-for-sale securities. Net realized gains during the second quarter of 2020 were primarily driven by increases in the fair value of equity securities while net realized losses for the six months ended June 30, 2020 were driven by the significant financial market volatility resulting from the COVID-19 pandemic.

Net impairment (losses) recoveries recognized in earnings
Net impairment losses during the second quarter of 2021 and net impairment recoveries for the six months ended June 30, 2021 were on credit impaired available-for-sale securities. Net impairment losses in 2020 were primarily due to the COVID-19 pandemic's impact on financial markets on our available-for-sale securities.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On July 27, 2021, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2020, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 2.6% to $3.9 billion in the first six months of 2021 compared to the first six months of 2020. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $11.7 billion at June 30, 2021, $10.7 billion at December 31, 2020, and $9.4 billion at June 30, 2020. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at June 30, 2021, December 31, 2020 and June 30, 2020.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2021	% to total	December 31, 2020	% to total
	(Unaudited)
Fixed maturities	$936,798	83%	$928,236	84%
Equity securities:
Preferred stock	93,798	8	94,071	9
Common stock	207	0	19	0
Agent loans (1)	68,558	6	69,212	6
Other investments	28,845	3	14,325	1
Total investments	$1,128,206	100%	$1,105,863	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $17.2 million at June 30, 2021, compared to net unrealized gains of $23.3 million at December 31, 2020.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	June 30, 2021 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,225	$2,125	$9,248	$14,598
Communications	0	8,792	8,511	17,656	17,837	52,796
Consumer	0	3,198	21,798	66,610	44,033	135,639
Diversified	0	0	0	1,045	624	1,669
Energy	0	4,176	7,881	19,251	11,952	43,260
Financial	0	1,019	64,308	115,182	15,604	196,113
Industrial	0	0	10,061	16,524	22,583	49,168
Structured securities (2)	165,284	132,377	35,852	17,204	0	350,717
Technology	5,230	0	7,864	22,275	12,438	47,807
U.S. Treasury	0	21,391	0	0	0	21,391
Utilities	0	0	3,843	16,307	3,490	23,640
Total	$170,514	$170,953	$163,343	$294,179	$137,809	$936,798
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

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	June 30, 2021		December 31, 2020
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communications	$2,161	$0	$2,699	$0
Consumer	2,295	0	3,068	0
Energy	2,745	207	2,187	19
Financial services	75,212	0	76,575	0
Industrial	915	0	800	0
Utilities	10,470	0	8,742	0
Total	$93,798	$207	$94,071	$19

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first half of 2021. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$127,720	$127,282
Net cash used in investing activities	(35,511)	(115,423)
Net cash used in financing activities	(97,411)	(90,860)
Net decrease in cash and cash equivalents	$(5,202)	$(79,001)

Net cash provided by operating activities was $127.7 million in the first six months of 2021, compared to $127.3 million in the first six months of 2020. Increased cash provided by operating activities in the six months of 2021 was primarily due to an increase in management fees received driven by growth in direct and affiliated assumed premiums written by the Exchange of $47.4 million and an increase in administrative service reimbursements received of $21.8 million. Partially offsetting the increase in cash provided by operating activities was an increase in cash paid for agent commissions and agent bonuses of $15.9 million and $15.5 million, respectively, due to higher scheduled commission driven by premium growth, and increases in income taxes and salaries and wages paid of $14.9 million and $13.1 million, respectively, in the first six months of 2021 compared to the same period in 2020.

Net cash used in investing activities was $35.5 million in the first six months of 2021, compared to $115.4 million in the same period in 2020. In the first half of 2021, net cash used in investing activities was primarily driven by fixed asset purchases, as purchases of investments were offset by proceeds from sales and and maturities/calls of investments. Net cash used in investing activities in the first half of 2020 was primarily due to purchases of available-for-sale securities exceeding the proceeds generated from investment sales and maturities/calls of available-for-sale securities.

Net cash used in financing activities totaled $97.4 million in the first half of 2021, compared to $90.9 million in the first half of 2020. The increase in cash used in the first half of 2021, compared to the same period in 2020, was due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2021, compared to 2020.  There are no regulatory restrictions on the payment of dividends to our shareholders.

There were no repurchases of our Class A nonvoting common stock in the first six months of 2021 and 2020 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2021, based upon trade date.

During the six months ended June 30, 2021, we purchased 23,558 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.7 million. Of this amount, we purchased 978 shares for $0.2 million, or $242.01 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 2,603 shares for $0.6 million, or $227.05 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 19,977 shares were purchased at a total cost of $3.9 million, or $196.35 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of June 30, 2021.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $156.0 million at June 30, 2021, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $655.7 million at June 30, 2021.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of June 30, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of June 30, 2021. Investments with a fair value of $123.4 million were pledged as collateral on the line at June 30, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of June 30, 2021, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Significant volatility was seen in the global financial markets at the onset of the COVID-19 pandemic and pandemic related events may create future volatility; however, there have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2021. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As disclosed in our prior periodic reports, all material litigation pending against the Company has been concluded.  There is currently no substantive disclosure for this item.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the six months ending June 30, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2021.

During the quarter ending June 30, 2021, we purchased 19,038 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $3.6 million. We purchased 189 shares for $40 thousand, or $212.89 per share, in May 2021 and 17,403 shares for $3.3 million, or $190.74 per share, in June 2021 to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in May and June 2021. The remaining 1,446 shares were purchased in May 2021 at a total cost of $0.3 million, or $212.89 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in May 2021.

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

Erie Indemnity Company
(Registrant)

Date:	July 29, 2021	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO