Form 10-Q
period 2021-09-30
ERIE INDEMNITY CO
filed 2021-10-28
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 22, 2021.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 22, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenue
Management fee revenue - policy issuance and renewal services	$504,891	$484,551	$1,462,880	$1,412,096
Management fee revenue - administrative services	14,471	14,910	43,985	44,494
Administrative services reimbursement revenue	162,410	147,710	473,133	451,229
Service agreement revenue	6,067	6,310	18,048	19,418
Total operating revenue	687,839	653,481	1,998,046	1,927,237

Operating expenses
Cost of operations - policy issuance and renewal services	430,326	409,546	1,268,650	1,202,903
Cost of operations - administrative services	162,410	147,710	473,133	451,229
Total operating expenses	592,736	557,256	1,741,783	1,654,132
Operating income	95,103	96,225	256,263	273,105

Investment income
Net investment income	18,858	10,645	49,605	20,353
Net realized investment gains	1,610	5,915	5,183	1,635
Net impairment recoveries (losses) recognized in earnings	130	(122)	216	(3,192)
Total investment income	20,598	16,438	55,004	18,796

Interest expense, net	1,034	3	3,082	8
Other expense	541	964	1,608	1,588
Income before income taxes	114,126	111,696	306,577	290,305
Income tax expense	23,903	22,480	63,759	59,786
Net income	$90,223	$89,216	$242,818	$230,519

Net income per share
Class A common stock – basic	$1.94	$1.92	$5.21	$4.95
Class A common stock – diluted	$1.72	$1.71	$4.64	$4.41
Class B common stock – basic and diluted	$291	$287	$782	$742

Weighted average shares outstanding – Basic
Class A common stock	46,189,035	46,189,030	46,188,729	46,188,544
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,305,245	52,310,429	52,307,859	52,312,588
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.035	$0.965	$3.105	$2.895
Class B common stock	$155.25	$144.75	$465.75	$434.25

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$90,223	$89,216	$242,818	$230,519

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(3,732)	6,143	(9,808)	11,358
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	3,463	2,659	10,389	7,979
Total other comprehensive (loss) income, net of tax	(269)	8,802	581	19,337
Comprehensive income	$89,954	$98,018	$243,399	$249,856

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$235,996	$161,240
Available-for-sale securities	30,627	17,697
Equity securities	10	19
Receivables from Erie Insurance Exchange and affiliates, net	503,413	494,637
Prepaid expenses and other current assets	55,003	52,561
Accrued investment income	6,104	6,146
Total current assets	831,153	732,300

Available-for-sale securities, net	906,877	910,539
Equity securities	86,270	94,071
Fixed assets, net	277,939	265,341
Agent loans, net	59,462	62,449
Deferred income taxes, net	17,153	12,341
Other assets	57,704	40,081
Total assets	$2,236,558	$2,117,122

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$280,540	$262,338
Agent bonuses	88,556	110,158
Accounts payable and accrued liabilities	148,282	150,706
Dividends payable	48,200	48,200
Contract liability	35,853	36,917
Deferred executive compensation	10,757	17,319
Current portion of long-term borrowings	2,075	2,031
Total current liabilities	614,263	627,669

Defined benefit pension plans	192,808	164,346
Long-term borrowings	92,273	93,833
Contract liability	18,098	18,878
Deferred executive compensation	14,477	14,904
Other long-term liabilities	17,783	9,444
Total liabilities	949,702	929,074

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,496	16,487
Accumulated other comprehensive loss	(77,562)	(78,143)
Retained earnings	2,491,842	2,393,624
Total contributed capital and retained earnings	2,432,946	2,334,138
Treasury stock, at cost; 22,110,132 shares held	(1,167,490)	(1,163,670)
Deferred compensation	21,400	17,580
Total shareholders’ equity	1,286,856	1,188,048
Total liabilities and shareholders’ equity	$2,236,558	$2,117,122

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2021
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					73,566			73,566
Other comprehensive loss				(5,289)				(5,289)
Dividends declared:
Class A $1.035 per share					(47,806)			(47,806)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(846)	846	0
Rabbi trust distribution (2)						876	(876)	0
Balance, March 31, 2021	$1,992	$178	$16,496	$(83,432)	$2,418,989	$(1,163,640)	$17,550	$1,208,133
Net income					79,029			79,029
Other comprehensive income				6,139				6,139
Dividends declared:
Class A $1.035 per share					(47,805)			(47,805)
Class B $155.25 per share					(394)			(394)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(3,668)	3,668	0
Rabbi trust distribution (2)						97	(97)	0
Balance, June 30, 2021	$1,992	$178	$16,496	$(77,293)	$2,449,819	$(1,167,211)	$21,121	$1,245,102
Net income					90,223			90,223
Other comprehensive loss				(269)				(269)
Dividends declared:
Class A $1.035 per share					(47,805)			(47,805)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(279)	279	0
Balance, September 30, 2021	$1,992	$178	$16,496	$(77,562)	$2,491,842	$(1,167,490)	$21,400	$1,286,856

(1)Net purchases of treasury stock in 2021 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2021.

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

(1)The cumulative effect adjustment is related to the implementation of credit loss allowance accounting guidance effective January 1, 2020.
(2)Net purchases of treasury stock in 2020 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(3)Distributions of our Class A shares were made from the rabbi trust to a retired director in 2020.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Management fee received	$1,496,372	$1,434,070
Administrative services reimbursements received	471,395	432,133
Service agreement fee received	18,048	19,418
Net investment income received	27,957	26,817
Commissions paid to agents	(726,411)	(696,447)
Agents bonuses paid	(119,778)	(104,301)
Salaries and wages paid	(160,784)	(146,420)
Employee benefits paid	(24,592)	(24,067)
General operating expenses paid	(180,028)	(193,613)
Administrative services expenses paid	(471,523)	(440,531)
Income taxes paid	(63,504)	(72,576)
Interest paid	(3,114)	(5)
Net cash provided by operating activities	264,038	234,478

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(267,067)	(338,093)
Equity securities	(45,654)	(66,847)
Other investments	(605)	(788)
Proceeds from investments:
Available-for-sale securities sales	108,869	89,264
Available-for-sale securities maturities/calls	142,614	92,731
Equity securities	54,303	55,000
Other investments	903	589
Purchase of fixed assets	(38,097)	(52,289)
Loans to agents	(5,648)	(3,773)
Collections on agent loans	7,224	5,635
Net cash used in investing activities	(43,158)	(218,571)

Cash flows from financing activities
Dividends paid to shareholders	(144,600)	(134,821)
Net payments on long-term borrowings	(1,524)	(1,470)
Net cash used in financing activities	(146,124)	(136,291)

Net increase (decrease) in cash and cash equivalents	74,756	(120,384)
Cash and cash equivalents, beginning of period	161,240	336,739
Cash and cash equivalents, end of period	$235,996	$216,355

Supplemental disclosure of noncash transactions
Transfer of investments from limited partnerships to equity securities	$0	$13,041
Operating lease assets obtained in exchange for new operating lease liabilities	$2,379	$4,107
Liability incurred to purchase fixed assets	$13,102	$496

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and nine months ending September 30, 2021, we recognized revenue of $7.8 million and $31.7 million, respectively, that was included in the contract liabilities balance as of December 31, 2020. During the three and nine months ending September 30, 2020, we recognized revenue of $7.6 million and $31.0 million, respectively, that was included in the contract liabilities balance as of December 31, 2019. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Management fee revenue - policy issuance and renewal services	$504,891	$484,551	$1,462,880	$1,412,096

Management fee revenue - administrative services	14,471	14,910	43,985	44,494
Administrative services reimbursement revenue	162,410	147,710	473,133	451,229
Total administrative services	$176,881	$162,620	$517,118	$495,723

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2021			2020
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$89,484	46,189,035	$1.94	$88,486	46,189,030	$1.92
Dilutive effect of stock-based awards	0	15,410	—	0	20,599	—
Assumed conversion of Class B shares	739	6,100,800	—	730	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$90,223	52,305,245	$1.72	$89,216	52,310,429	$1.71
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$739	2,542	$291	$730	2,542	$287

	Nine months ended September 30,
	2021			2020
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$240,830	46,188,729	$5.21	$228,632	46,188,544	$4.95
Dilutive effect of stock-based awards	0	18,330	—	0	23,244	—
Assumed conversion of Class B shares	1,988	6,100,800	—	1,887	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$242,818	52,307,859	$4.64	$230,519	52,312,588	$4.41
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,988	2,542	$782	$1,887	2,542	$742

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2021, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$567,966	$555	$561,214	$6,197
Collateralized debt obligations	114,004	0	114,004	0
Commercial mortgage-backed securities	96,827	0	87,133	9,694
Residential mortgage-backed securities	127,231	0	122,943	4,288
Other debt securities	25,727	0	25,273	454
U.S. Treasury	5,749	0	5,749	0
Total available-for-sale securities	937,504	555	916,316	20,633
Equity securities - nonredeemable preferred and common stock:
Financial services sector	70,432	4,850	63,476	2,106
Utilities sector	7,046	1,210	5,836	0
Energy sector	5,316	10	5,306	0
Consumer sector	2,218	0	2,218	0
Communications sector	1,013	0	1,013	0
Industrial sector	255	255	0	0
Total equity securities	86,280	6,325	77,849	2,106
Total	$1,023,784	$6,880	$994,165	$22,739

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,425	$1,281	$559,319	$5,825
Collateralized debt obligations	110,447	0	110,447	0
Commercial mortgage-backed securities	120,201	0	100,739	19,462
Residential mortgage-backed securities	112,179	0	111,242	937
Other debt securities	18,984	0	18,984	0
Total available-for-sale securities	928,236	1,281	900,731	26,224
Equity securities - nonredeemable preferred and common stock:
Financial services sector	76,575	24,981	51,594	0
Utilities sector	8,742	3,957	4,785	0
Energy sector	2,206	676	1,530	0
Consumer sector	3,068	576	2,492	0
Communications sector	2,699	2,699	0	0
Industrial sector	800	800	0	0
Total equity securities	94,090	33,689	60,401	0
Total	$1,022,326	$34,970	$961,132	$26,224

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2021 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2021
Available-for-sale securities:
Corporate debt securities	$6,078	$7	$3	$1,995	$(1,213)	$1,129	$(1,802)	$6,197
Collateralized debt obligations	750	0	0	0	0	0	(750)	0
Commercial mortgage-backed securities	17,133	(90)	(143)	229	(2,912)	0	(4,523)	9,694
Residential mortgage-backed securities	3,041	(5)	(26)	0	(366)	4,288	(2,644)	4,288
Other debt securities	2,544	0	1	0	(757)	0	(1,334)	454
Total available-for-sale securities	29,546	(88)	(165)	2,224	(5,248)	5,417	(11,053)	20,633
Nonredeemable preferred stock	1,000	13	0	0	0	1,093	0	2,106
Total Level 3 securities	$30,546	$(75)	$(165)	$2,224	$(5,248)	$6,510	$(11,053)	$22,739

Level 3 Assets – 2021 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$27	$82	$4,253	$(1,886)	$3,678	$(5,782)	$6,197
Collateralized debt obligations	0	0	0	750	0	0	(750)	0
Commercial mortgage-backed securities	19,462	(287)	(590)	3,073	(3,878)	3,854	(11,940)	9,694
Residential mortgage-backed securities	937	(11)	(26)	0	(842)	7,318	(3,088)	4,288
Other debt securities	0	0	(1)	2,588	(799)	0	(1,334)	454
Total available-for-sale securities	26,224	(271)	(535)	10,664	(7,405)	14,850	(22,894)	20,633
Nonredeemable preferred stock	0	18	0	1,000	0	2,183	(1,095)	2,106
Total Level 3 securities	$26,224	$(253)	$(535)	$11,664	$(7,405)	$17,033	$(23,989)	$22,739

Level 3 Assets – 2020 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2020
Available-for-sale securities:
Corporate debt securities	$4,916	$4	$157	$2,258	$(198)	$1,644	$(1,751)	$7,030
Collateralized debt obligations	259	0	(9)	0	0	0	(250)	0
Commercial mortgage-backed securities	18,066	(47)	351	2,077	0	29,786	0	50,233
Residential mortgage-backed securities	0	0	0	287	0	10,559	0	10,846
Total available-for-sale securities	23,241	(43)	499	4,622	(198)	41,989	(2,001)	68,109
Nonredeemable preferred stock	795	194	0	2,016	0	0	0	3,005
Total Level 3 securities	$24,036	$151	$499	$6,638	$(198)	$41,989	$(2,001)	$71,114

Level 3 Assets – 2020 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$9	$(354)	$4,759	$(740)	$9,681	$(14,649)	$7,030
Collateralized debt obligations	0	0	3	247	0	0	(250)	0
Commercial mortgage-backed securities	3,321	(89)	471	9,281	(287)	38,677	(1,141)	50,233
Residential mortgage-backed securities	0	0	0	287	0	10,559	0	10,846
Total available-for-sale securities	11,645	(80)	120	14,574	(1,027)	58,917	(16,040)	68,109
Nonredeemable preferred stock	0	169	0	2,836	0	0	0	3,005
Total Level 3 securities	$11,645	$89	$120	$17,410	$(1,027)	$58,917	$(16,040)	$71,114
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

	September 30, 2021		December 31, 2020
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$67,789	$69,805	$69,212	$73,854
Long-term borrowings (2)	94,589	103,283	96,113	113,054
(1)The discount rate used to calculate fair value at September 30, 2021 is reflective of a decrease in the BB+ financial yield curve.
(2)The discount rate used to calculate fair value at September 30, 2021 is reflective of an increase in U.S. Treasury bond yields.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	September 30, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$554,572	$14,537	$1,143	$567,966
Collateralized debt obligations	113,701	538	235	114,004
Commercial mortgage-backed securities	94,972	2,306	451	96,827
Residential mortgage-backed securities	126,276	1,660	705	127,231
Other debt securities	25,399	345	17	25,727
U.S. Treasury	5,479	314	44	5,749
Total available-for-sale securities, net	$920,399	$19,700	$2,595	$937,504

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$546,096	$21,843	$1,514	$566,425
Collateralized debt obligations	110,121	657	331	110,447
Commercial mortgage-backed securities	115,346	5,090	235	120,201
Residential mortgage-backed securities	108,840	3,373	34	112,179
Other debt securities	18,387	606	9	18,984
Total available-for-sale securities, net	$898,790	$31,569	$2,123	$928,236

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2021 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$30,255	$30,627
Due after one year through five years	420,007	430,590
Due after five years through ten years	183,979	186,450
Due after ten years	286,158	289,837
Total available-for-sale securities	$920,399	$937,504

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$96,735	$741	$10,396	$402	$107,131	$1,143	345
Collateralized debt obligations	52,441	189	12,194	46	64,635	235	81
Commercial mortgage-backed securities	13,237	326	974	125	14,211	451	31
Residential mortgage-backed securities	63,636	691	299	14	63,935	705	56
Other debt securities	3,163	17	0	0	3,163	17	9
U.S. Treasury	1,339	44	0	0	1,339	44	1
Total available-for-sale securities	$230,551	$2,008	$23,863	$587	$254,414	$2,595	523
Quality breakdown of available-for-sale securities:
Investment grade	$196,591	$1,727	$16,711	$257	$213,302	$1,984	215
Non-investment grade	33,960	281	7,152	330	41,112	611	308
Total available-for-sale securities	$230,551	$2,008	$23,863	$587	$254,414	$2,595	523

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$39,693	$644	$7,952	$870	$47,645	$1,514	257
Collateralized debt obligations	50,036	232	10,899	99	60,935	331	65
Commercial mortgage-backed securities	16,582	235	0	0	16,582	235	31
Residential mortgage-backed securities	8,163	34	0	0	8,163	34	13
Other debt securities	1,019	9	0	0	1,019	9	4
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370
Quality breakdown of available-for-sale securities:
Investment grade	$86,807	$561	$10,899	$99	$97,706	$660	119
Non-investment grade	28,686	593	7,952	870	36,638	1,463	251
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370

Credit loss allowance on investments
As of September 30, 2021, the current expected credit loss allowance on agent loans was $1.0 million compared to $1.1 million at December 31, 2020. The current expected credit loss on available-for-sale securities was less than $0.1 million at September 30, 2021, and $0.2 million at December 31, 2020.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities	$5,786	$5,353	$17,773	$16,811
Equity securities	1,030	1,178	3,348	2,935
Limited partnerships (1)	11,504	3,615	26,701	(2,419)
Cash equivalents and other	862	1,009	2,774	4,098
Total investment income	19,182	11,155	50,596	21,425
Less: investment expenses	324	510	991	1,072
Investment income, net of expenses	$18,858	$10,645	$49,605	$20,353
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

Realized investment gains (losses)
Realized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities:
Gross realized gains	$2,424	$604	$5,422	$3,399
Gross realized losses	(235)	(467)	(1,353)	(2,292)
Net realized gains on available-for-sale securities	2,189	137	4,069	1,107
Equity securities	(579)	5,777	1,113	525
Miscellaneous	0	1	1	3
Net realized investment gains	$1,610	$5,915	$5,183	$1,635

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Equity securities:
Net (losses) gains recognized during the period	$(579)	$5,777	$1,113	$525
Less: net (losses) gains recognized on securities sold	(267)	1,796	5	(1,009)
Net unrealized (losses) gains recognized on securities held at reporting date	$(312)	$3,981	$1,108	$1,534

Net impairment recoveries (losses) recognized in earnings
Impairments on available-for-sale securities and agent loans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Available-for-sale securities:
Intent to sell	$(10)	$(37)	$(10)	$(2,279)
Credit (impaired) recovered	(13)	(85)	73	(743)
Total available-for-sale securities	(23)	(122)	63	(3,022)
Agent loans - expected credit recoveries (losses)	153	—	153	(170)
Net impairment recoveries (losses) recognized in earnings	$130	$(122)	$216	$(3,192)

Note 7.  Borrowing Arrangements

Bank line of credit
As of September 30, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2021.  Investments with a fair value of $122.6 million were pledged as collateral on the line at September 30, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents as of September 30, 2021. The banks require compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at September 30, 2021.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $121.9 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents as of September 30, 2021. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at September 30, 2021.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees, as long-term borrowings on our Statements of Financial Position. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal payments:

(in thousands)
Year	Principal payments
2021	$507
2022	2,109
2023	2,226
2024	2,302
2025	2,449
Thereafter	84,996

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

The cost of our pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost for benefits earned	$13,260	$10,873	$39,780	$32,620
Interest cost on benefits obligation	9,206	9,395	27,618	28,184
Expected return on plan assets	(12,569)	(12,353)	(37,706)	(37,059)
Prior service cost amortization	357	336	1,071	1,007
Net actuarial loss amortization	4,027	3,031	12,080	9,093
Pension plan cost (1)	$14,281	$11,282	$42,843	$33,845
(1)The components of pension plan costs other than the service cost component are included in the line item "Other expense" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2021 and 2020, our effective tax rate was 20.9% and 20.1%, respectively, and for the nine months ended September 30, 2021 and 2020, our effective tax rate was 20.8% and 20.6%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2021 and the year ended December 31, 2020. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2021 and the year ended December 31, 2020. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2021.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$21,693	$4,556	$17,137	$12,265	$2,575	$9,690
OCI (loss) before reclassifications	(2,557)	(537)	(2,020)	7,792	1,636	6,156
Realized investment gains	(2,189)	(459)	(1,730)	(137)	(28)	(109)
Impairment losses	23	5	18	122	26	96
OCI (loss)	(4,723)	(991)	(3,732)	7,777	1,634	6,143
AOCI, end of period	$16,970	$3,565	$13,405	$20,042	$4,209	$15,833

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(119,533)	$(25,103)	$(94,430)	$(146,866)	$(30,843)	$(116,023)
Amortization of prior service costs	357	75	282	335	70	265
Amortization of net actuarial loss	4,027	846	3,181	3,031	637	2,394
OCI	4,384	921	3,463	3,366	707	2,659
AOCI (loss), end of period	$(115,149)	$(24,182)	$(90,967)	$(143,500)	$(30,136)	$(113,364)

Total
AOCI (loss), beginning of period	$(97,840)	$(20,547)	$(77,293)	$(134,601)	$(28,268)	$(106,333)
Investment securities	(4,723)	(991)	(3,732)	7,777	1,634	6,143
Pension and other postretirement plans	4,384	921	3,463	3,366	707	2,659
OCI (loss)	(339)	(70)	(269)	11,143	2,341	8,802
AOCI (loss), end of period	$(98,179)	$(20,617)	$(77,562)	$(123,458)	$(25,927)	$(97,531)

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475
OCI (loss) before reclassifications	(8,282)	(1,739)	(6,543)	12,463	2,617	9,846
Realized investment gains	(4,069)	(854)	(3,215)	(1,107)	(232)	(875)
Impairment (recoveries) losses	(63)	(13)	(50)	3,022	635	2,387
OCI (loss)	(12,414)	(2,606)	(9,808)	14,378	3,020	11,358
AOCI, end of period	$16,970	$3,565	$13,405	$20,042	$4,209	$15,833

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)
Amortization of prior service costs	1,071	225	846	1,007	211	796
Amortization of net actuarial loss	12,080	2,537	9,543	9,093	1,910	7,183
OCI	13,151	2,762	10,389	10,100	2,121	7,979
AOCI (loss), end of period	$(115,149)	$(24,182)	$(90,967)	$(143,500)	$(30,136)	$(113,364)

Total
AOCI (loss), beginning of period	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)
Investment securities	(12,414)	(2,606)	(9,808)	14,378	3,020	11,358
Pension and other postretirement plans	13,151	2,762	10,389	10,100	2,121	7,979
OCI	737	156	581	24,478	5,141	19,337
AOCI (loss), end of period	$(98,179)	$(20,617)	$(77,562)	$(123,458)	$(25,927)	$(97,531)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $503.4 million and $494.6 million at September 30, 2021 and December 31, 2020, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of September 30, 2021, the total loans executed under this agreement totaled $25.8 million, of which our portion of the loans is $9.6 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2021, our maximum potential amount of future payments on the guaranteed portion is $3.0 million. All loan payments under the participation program are current as of September 30, 2021.

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

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue until such time as the spread of the virus is contained. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions on policies written between July 1, 2020 and June 30, 2021. For the nine months ended September 30, 2021, these rate reductions resulted in a decrease to Exchange's written premiums of approximately $110 million and a corresponding decrease in our management fee revenue of approximately $28 million. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. While financial markets remained generally strong in the first nine months of 2021, we could experience future losses and/or impairments to the portfolio if future development of the pandemic impacts market conditions. Additionally, we continued to incur increased agent incentive costs as claim frequency, while increasing in 2021, remains lower than pre-pandemic levels resulting in improved agent profitability the first nine months of 2021. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" related to COVID-19 as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

While we were not required to close our physical locations under the state mandated closure of nonessential services, out of concern for the health and safety of our employees, over 90% of our workforce has been working remote since March 2020. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a dedicated team responsible for the development and implementation of a return to office plan. We began returning some employees to our offices in July 2021, but paused as a result of the national increase in infections. We plan to resume returning employees to our offices in phases when we consider it appropriate.

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Operating income	$95,103	$96,225	(1.2)%	$256,263	$273,105	(6.2)%
Total investment income	20,598	16,438	25.3	55,004	18,796	NM
Interest expense, net	1,034	3	NM	3,082	8	NM
Other expense	541	964	(43.7)	1,608	1,588	1.3
Income before income taxes	114,126	111,696	2.2	306,577	290,305	5.6
Income tax expense	23,903	22,480	6.3	63,759	59,786	6.6
Net income	$90,223	$89,216	1.1%	$242,818	$230,519	5.3%
Net income per share – diluted	$1.72	$1.71	1.1%	$4.64	$4.41	5.3%
NM = not meaningful

Operating income decreased in both the third quarter and nine months ended September 30, 2021, compared to the same periods in 2020, as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue for policy issuance and renewal services increased 4.2% to $504.9 million in the third quarter of 2021 and 3.6% to $1.5 billion for the nine months ended September 30, 2021, respectively. Management fee revenue is based upon the management fee rate we charge, and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2021 and 2020. The direct and affiliated assumed premiums written by the Exchange increased 3.8% to $2.1 billion in the third quarter of 2021 and increased 3.0% to $6.0 billion for the nine months ended September 30, 2021 compared to the same periods in 2020.

Cost of operations for policy issuance and renewal services increased 5.1% to $430.3 million and 5.5% to $1.3 billion in the third quarter and nine months ended September 30, 2021, compared to the same periods in 2020, due to higher commissions driven by direct and affiliated assumed written premium growth, technology investments and personnel costs.

Management fee revenue for administrative services decreased 2.9% to $14.5 million and 1.1% to $44.0 million in the third quarter and nine months ended September 30, 2021, compared to the same periods in 2020. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $162.4 million in the third quarter of 2021 and $473.1 million for the nine months ended September 30, 2021, but had no net impact on operating income.

Total investment income increased $4.2 million and $36.2 million in the third quarter and nine months ended September 30, 2021, compared to the same periods in 2020. The results from both periods were primarily due to increases in net investment income which were driven by favorable results in our limited partnership portfolio.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,075,745	$1,999,074	3.8%	$6,024,484	$5,849,505	3.0%
Management fee rate	24.3%	24.2%		24.3%	24.2%
Management fee revenue	504,406	483,776	4.3	1,463,950	1,415,580	3.4
Change in estimate for management fee returned on cancelled policies (1)	485	775	(37.2)	(1,070)	(3,484)	69.3
Management fee revenue - policy issuance and renewal services	$504,891	$484,551	4.2%	$1,462,880	$1,412,096	3.6%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,075,745	$1,999,074	3.8%	$6,024,484	$5,849,505	3.0%
Management fee rate	0.7%	0.8%		0.7%	0.8%
Management fee revenue	14,530	15,993	(9.1)	42,171	46,796	(9.9)
Change in contract liability (2)	(67)	(1,064)	93.6	1,808	(2,247)	NM
Change in estimate for management fee returned on cancelled policies (1)	8	(19)	NM	6	(55)	NM
Management fee revenue - administrative services	14,471	14,910	(2.9)	43,985	44,494	(1.1)
Administrative services reimbursement revenue	162,410	147,710	10.0	473,133	451,229	4.9
Total revenue from administrative services	$176,881	$162,620	8.8%	$517,118	$495,723	4.3%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.8% to $2.1 billion in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by increases in homeowners and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.2% in the third quarter of 2021 compared to 1.7% in the third quarter of 2020.  The year-over-year average premium per policy for all lines of business decreased 0.7% at September 30, 2021 compared to an increase of 0.8% at September 30, 2020. The year-over-year average premium per policy at September 30, 2021 was impacted by the rate reductions for our personal and commercial auto policies written between July 1, 2020 and June 30, 2021, in response to lower driving activity as a result of the COVID-19 pandemic.

Premiums generated from new business decreased 2.4% to $239 million in the third quarter of 2021. While year-over-year average premium per policy on new business increased 2.0% at September 30, 2021, new business policies written decreased 8.9% in the third quarter of 2021. Premiums generated from new business increased 10.4% to $244 million in the third quarter of 2020. While year-over-year average premium per policy on new business decreased 4.6% at September 30, 2020, new business policies written increased 19.7% in the third quarter of 2020. Premiums generated from renewal business increased 4.7% to $1.8 billion in the third quarter of 2021 compared to the third quarter of 2020.  Underlying the trend in renewal business premiums was steady policy retention ratios, partially offset by a 1.0% decrease in year-over-year average premium per policy at September 30, 2021, compared to an increase of 1.5% at September 30, 2020.

Personal lines – Total personal lines premiums written increased 2.6% to $1.5 billion in the third quarter of 2021, compared to 1.8% in the third quarter of 2020. While total personal lines year-over-year average premium per policy decreased 1.5% at September 30, 2021, total personal lines policies in force increased 3.1% in the third quarter of 2021.

Commercial lines – Total commercial lines premiums written increased 7.2% to $582 million in the third quarter of 2021, compared to 2.5% in the third quarter of 2020, driven by a 3.7% increase in total commercial lines policies in force and a 0.9% increase in total commercial lines year-over-year average premium per policy.

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

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$504,891	$484,551	4.2%	$1,462,880	$1,412,096	3.6%
Service agreement revenue	6,067	6,310	(3.9)	18,048	19,418	(7.1)
	510,958	490,861	4.1	1,480,928	1,431,514	3.5
Cost of policy issuance and renewal services	430,326	409,546	5.1	1,268,650	1,202,903	5.5
Operating income - policy issuance and renewal services	$80,632	$81,315	(0.8)%	$212,278	$228,611	(7.1)%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% and 24.2% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine months ended September 30, 2021 and 2020, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$288,046	$273,184	5.4%	$842,647	$803,658	4.9%
Non-commission expense:
Underwriting and policy processing	$40,731	$40,674	0.1%	$124,500	$121,917	2.1%
Information technology	46,693	42,940	8.7	139,174	128,253	8.5
Sales and advertising	13,422	12,111	10.8	38,955	39,356	(1.0)
Customer service	8,980	8,650	3.8	26,909	25,860	4.1
Administrative and other	32,454	31,987	1.5	96,465	83,859	15.0
Total non-commission expense	142,280	136,362	4.3	426,003	399,245	6.7
Total cost of policy issuance and renewal services	$430,326	$409,546	5.1%	$1,268,650	$1,202,903	5.5%

Commissions – Commissions increased $14.9 million in the third quarter of 2021 and $39.0 million for the nine months ended September 30, 2021 compared to the same periods in 2020, primarily driven by the growth in direct and affiliated assumed written premium, primarily in lines of business that pay a higher commission rate. To a lesser extent, there was also an increase in agent incentive compensation for the third quarter and nine months ended September 30, 2021 compared to the third quarter and nine months ending September 30, 2020. The estimated agent incentive payouts at September 30, 2021 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2021. For the nine months ended September 30, 2020, lower claims frequency and related loss expense due to the COVID-19 pandemic impacted agent compensation related to the profitability component.

Non-commission expense – Non-commission expense increased $5.9 million in the third quarter of 2021 compared to the third quarter of 2020. Information technology costs increased $3.8 million primarily due to increased hardware and software costs as well as increased personnel costs. Sales and advertising increased $1.3 million primarily due to personnel costs. Administrative and other costs increased $0.5 million primarily driven by increased building and equipment depreciation compared to the same period in 2020. Personnel costs in all expense categories for the third quarter of 2021 were impacted by higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020 and higher incentive plan award accruals due to increased direct written premium growth.

Non-commission expense increased $26.8 million in the nine months ended September 30, 2021 compared to the same period of 2020. Underwriting and policy processing expense increased $2.6 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $10.9 million primarily due to increased hardware and software costs and personnel costs. Administrative and other costs increased $12.6 million primarily driven by increased building and equipment depreciation, professional fees and personnel costs compared to the same period in 2020. Personnel costs in all expense categories were impacted by higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020 and higher incentive plan award accruals due to increased direct written premium growth.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$14,471	$14,910	(2.9)%	$43,985	$44,494	(1.1)%
Administrative services reimbursement revenue	162,410	147,710	10.0	473,133	451,229	4.9
Total revenue allocated to administrative services	176,881	162,620	8.8	517,118	495,723	4.3
Administrative services expenses
Claims handling services	140,100	127,055	10.3	407,762	390,832	4.3
Investment management services	9,884	9,373	5.4	29,287	26,783	9.3
Life management services	12,426	11,282	10.1	36,084	33,614	7.3
Operating income - administrative services	$14,471	$14,910	(2.9)%	$43,985	$44,494	(1.1)%

Administrative services
The management fee revenue allocated to administrative services was 0.7% and 0.8% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine months ended September 30, 2021 and 2020, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
	(Unaudited)			(Unaudited)
Net investment income	$18,858	$10,645	77.2%	$49,605	$20,353	NM
Net realized investment gains	1,610	5,915	(72.8)%	5,183	1,635	NM
Net impairment recoveries (losses) recognized in earnings	130	(122)	NM	216	(3,192)	NM
Total investment income	$20,598	$16,438	25.3%	$55,004	$18,796	NM
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $8.2 million in the third quarter of 2021 and $29.3 million for the nine months ended September 30, 2021, compared to the same periods in 2020. The results from both periods were primarily due to equity in earnings of limited partnerships of $11.5 million and $26.7 million for the three and nine months ended September 30, 2021, respectively, compared to equity in earnings of limited partnerships of $3.6 million and equity in losses of limited partnerships $2.4 million, respectively, for the same periods in 2020. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$2,189	$137	$4,069	$1,107
Equity securities	(267)	1,796	5	(1,009)
Equity securities change in fair value	(312)	3,981	1,108	1,534
Miscellaneous	0	1	1	3
Net realized investment gains	$1,610	$5,915	$5,183	$1,635

Net realized gains during the three and nine months ended September 30, 2021 were primarily due to disposals of available-for-sale securities. Net realized gains during the three and nine months ended September 30, 2020 were primarily due to market value adjustments on equity securities.

Net impairment recoveries (losses) recognized in earnings
Net impairment recoveries during the three and nine months ended September 30, 2021 were primarily a result of the change in the current expected credit loss allowance related to our agent loans. Net impairment losses for the nine months ended September 30, 2020 were primarily due to the COVID-19 pandemic's impact on financial markets on our available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 3.0% to $6.0 billion in the first nine months of 2021 compared to the first nine months of 2020. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $11.7 billion at September 30, 2021, $10.7 billion at December 31, 2020, and $10.0 billion at September 30, 2020. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.0% at September 30, 2021 and 89.9% at both December 31, 2020 and September 30, 2020.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2021	% to total	December 31, 2020	% to total
	(Unaudited)
Fixed maturities	$937,504	83%	$928,236	84%
Equity securities:
Preferred stock	86,270	8	94,071	9
Common stock	10	0	19	0
Agent loans (1)	67,789	6	69,212	6
Other investments	40,009	3	14,325	1
Total investments	$1,131,582	100%	$1,105,863	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $13.5 million at September 30, 2021, compared to net unrealized gains of $23.3 million at December 31, 2020.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	September 30, 2021 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,206	$0	$8,930	$12,136
Communications	0	8,742	8,456	17,550	18,715	53,463
Consumer	0	3,180	20,079	69,040	42,643	134,942
Diversified	0	0	0	1,033	1,004	2,037
Energy	0	4,160	7,835	18,554	11,863	42,412
Financial	0	1,015	67,054	113,215	16,850	198,134
Industrial	0	0	10,009	16,435	24,128	50,572
Structured securities (2)	151,952	164,822	30,168	16,846	0	363,788
Technology	5,213	0	7,814	22,137	13,317	48,481
U.S. Treasury	0	5,749	0	0	0	5,749
Utilities	0	0	3,800	17,045	4,945	25,790
Total	$157,165	$187,668	$158,421	$291,855	$142,395	$937,504
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

The following table presents an analysis of the fair value of our nonredeemable preferred and common stock securities by sector as of:

(in thousands)	September 30, 2021		December 31, 2020
	Preferred stock	Common stock	Preferred stock	Common stock
	(Unaudited)
Communications	$1,013	$0	$2,699	$0
Consumer	2,218	0	3,068	0
Energy	5,306	10	2,187	19
Financial services	70,432	0	76,575	0
Industrial	255	0	800	0
Utilities	7,046	0	8,742	0
Total	$86,270	$10	$94,071	$19

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic. We did not see a significant impact on our sources or uses of cash in the first nine months of 2021. However, we may experience future reductions in our management fee revenue if the Exchange’s premium growth is constrained. Also, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2023. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" related to COVID-19 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$264,038	$234,478
Net cash used in investing activities	(43,158)	(218,571)
Net cash used in financing activities	(146,124)	(136,291)
Net increase (decrease) in cash and cash equivalents	$74,756	$(120,384)

Net cash provided by operating activities was $264.0 million in the first nine months of 2021, compared to $234.5 million in the first nine months of 2020. Increased cash provided by operating activities in the first nine months of 2021 was primarily due to an increase in management fees received driven by growth in direct and affiliated assumed premiums written by the Exchange of $62.3 million and an increase in administrative service reimbursements received of $39.3 million. Partially offsetting the increase in cash provided by operating activities was an increase in cash paid for agent commissions of $30.0 million, due to higher scheduled commission driven by premium growth, an increase in agent bonuses of $15.5 million and increases in administrative services expenses paid of $31.0 million, in the first nine months of 2021 compared to the same period in 2020.

Net cash used in investing activities was $43.2 million in the first nine months of 2021, compared to $218.6 million in the same period in 2020. In the first nine months of 2021, net cash used in investing activities was primarily driven by fixed asset purchases, as purchases of investments were offset by proceeds from sales and maturities/calls of investments. Net cash used in investing activities in the first nine months of 2020 was primarily due to purchases of available-for-sale securities exceeding the proceeds generated from investment sales and maturities/calls of available-for-sale securities.

Net cash used in financing activities totaled $146.1 million in the first nine months of 2021, compared to $136.3 million in the first nine months of 2020. The increase in cash used in the first nine months of 2021, compared to the same period in 2020, was due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.3% for 2021, compared to 2020.  There are no regulatory restrictions on the payment of dividends to our shareholders.

There were no repurchases of our Class A nonvoting common stock in the first nine months of 2021 and 2020 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2021, based upon trade date.

During the nine months ended September 30, 2021, we purchased 25,065 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $5.0 million. Of this amount, we purchased 978 shares for $0.2 million, or $242.01 per share, for stock-based awards in conjunction with our equity compensation plan. We purchased 3,939 shares for $0.8 million, or $212.69 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The remaining 20,148 shares were purchased at a total cost of $4.0 million, or $196.25 per share, to fund the rabbi trust for the incentive compensation deferral plan. All shares were delivered as of September 30, 2021.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $236.0 million at September 30, 2021, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $644.2 million at September 30, 2021.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 30, 2023. As of September 30, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of September 30, 2021. Investments with a fair value of $122.6 million were pledged as collateral on the line at September 30, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at September 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations. As of September 30, 2021, there were no material changes to our future contractual obligations as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

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

Significant volatility was seen in the global financial markets at the onset of the COVID-19 pandemic and pandemic related events may create future volatility; however, there have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2021. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Erie Indemnity Company (“Indemnity”) was named as a defendant in a complaint filed on August 24, 2021, by alleged subscribers of the Erie Insurance Exchange (the “Exchange”) in the Court of Common Pleas Civil Division of Allegheny County, Pennsylvania captioned TROY STEPHENSON, CHRISTINA STEPHENSON, SUSAN RUBEL, and STEVEN BARNETT, individually and on behalf of all others similarly situated (Plaintiffs) v. Erie Indemnity Company (Defendant).

The complaint seeks relief for alleged breaches of fiduciary duty by Indemnity in connection with the setting of the management fee it receives, pursuant to the terms of the Subscribers Agreement executed between Indemnity and all policyholders of the Exchange, as compensation for acting as the attorney-in-fact in the management of the Exchange. The relief sought is for the period beginning two years prior to the date of the filing of the complaint and continuing through 2021.

The complaint seeks (i) a finding that Indemnity has breached its fiduciary duties; (ii) an award of damages in an amount to be determined at trial; and (iii) such other relief, including disgorgement of profits or other injunctive relief, that the Court deems just and proper.

Service of the complaint was effectuated on September 20, 2021. A Notice of Removal to the United States District Court for the Western District of Pennsylvania was filed on October 20, 2021. Indemnity intends to vigorously defend against all of the allegations and requests for relief in the complaint.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 25, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the nine months ending September 30, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2021.

During the quarter ending September 30, 2021, we purchased 1,507 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million. We purchased 171 shares for $0.1 million, or $184.70 per share, in August 2021 to fund the rabbi trust for the incentive compensation deferral plan. The shares were transferred to the rabbi trust in August 2021. The remaining 1,336 shares were purchased in August 2021 at a total cost of $0.2 million, or $184.70 per share, to fund the rabbi trust for the outside director deferred stock compensation plan. The shares were transferred to the rabbi trust in August 2021.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Eleventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated July 7, 2021.

10.2*	Eighth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 01, 2015), dated July 15, 2021.

10.3*	Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, dated July 1, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 28, 2021	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO