Form 10-K
period 2021-12-31
ERIE INDEMNITY CO
filed 2022-02-24
CIK 922621

Review UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $4.9 billion of Class A non-voting common stock as of June 30, 2021. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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

Services
The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2021 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2021 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2021 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2021 direct and affiliated assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and affiliated assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

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

Our human capital management strategy, including initiatives to shape our workforce and workplace, is designed to ensure we are well positioned for the future. Areas of focus include talent acquisition, performance management, succession planning, learning and development, and diversity and inclusion. Our investments in human capital include comprehensive total rewards and programs aimed at developing our employees to be successful in their current and future roles. We hold a shared responsibility view of retirement planning whereby the company provides tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) plan and a noncontributory defined benefit pension plan.

We use the following human capital metrics as part of managing our business:

	Years ended December 31,
	2021	2020	2019
Workforce size
Full-time (1)	5,805	5,849	5,772
Part-time	30	31	41
Temporary (2)	41	34	32
Turnover (3)	8.0%	5.3%	5.6%
Average tenure (4)	12.6	12.5	12.3

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

The tightening labor market during the COVID-19 pandemic has increased competition to attract and retain talent. In 2021, a large portion of the increase in our turnover can be attributed to voluntary turnover, which increased from 3.0% and 2.4% in 2019 and 2020, respectively, to 4.8% in 2021. ERIE continues to monitor its turnover trends to determine the appropriate actions to ensure we are well positioned for the future.

As we recognize the importance of employee engagement on the outcomes we achieve as an organization, we also work with independent external partners to administer confidential surveys to collect feedback on the employee experience. We have partnered with the Great Place to Work® ("GPTW") Institute since 2012. We received the honor of being Great Place to Work-Certified™ in 2020 and 2017, and Great-rated in 2014. Our overall GPTW score has trended upwards over the last three surveys and is favorable compared to the benchmark of the companies ranked on the Great Place to Work® Top 100 Companies List. Since our last full survey in 2020, we have conducted several employee pulse surveys to continue to monitor employee engagement.

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

Our risks have been divided into the following categories:

Risks related to Erie Insurance Exchange – risks related to our dependence on our relationship with the Exchange associated with management fees, premium growth, and financial condition, as the Exchange is our sole customer and principal source of revenue

Operating risks – risks stemming from events or circumstances that directly or indirectly affect our operations, including our operations as attorney-in-fact for the Exchange

Market, Capital, and Liquidity risks – risks that may impact the values or results of our investment portfolio, ability to meet financial obligations or covenants, or obtain capital as necessary

Although we have organized risks generally according to these categories in the discussion below, risks may have impacts in more than one category and are included where the impact is most significant.

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

Unfavorable changes in macroeconomic conditions for any reason, including declining consumer confidence, inflation, high unemployment, lower demand for certain services, reduced personal income, and recession, among others, may lead the Exchange's customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange's competitors offer property and casualty products with more coverage or offer lower rates, and the Exchange is unable to implement product improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. In addition, due to the Exchange's premium concentration in the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing vehicle usage, usage-based methods of determining premiums, ownership and driving patterns such as ride sharing or remote work, advancements in vehicle or home technology or safety features such as accident and loss prevention technologies, the development of autonomous vehicles, or residential occupancy patterns, among other factors. Innovations by competitors or other market participants may increase the level of competition in the industry. If the Exchange fails to respond to those innovations on a timely basis, its competitive position and results may be materially adversely affected.

The Exchange markets and sells its insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell only the Exchange's insurance products, and generally also sell products of the Exchange's competitors. If agencies do not maintain their current levels of marketing efforts, bind the Exchange to unacceptable risks, or place business with competing insurers, or if the Exchange is unsuccessful in attracting or retaining agencies in its distribution system or maintaining its relationships with those agencies, the Exchange's ability to grow and renew its business may be adversely impacted. More broadly, if independent agents face challenges sustaining their own business operations due to unfavorable economic conditions, it could result in the sale or closure of their businesses, thereby reducing the agency force of the Exchange. Additionally, shifting consumer behaviors toward increased digital interactions may cause the insurance industry as a whole to migrate to a delivery system other than independent agencies.

The Exchange maintains a brand recognized for customer service. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service partners may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, which is increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs and reputational damage. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers/policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to satisfy its customers. Also, we, or the Exchange, may fail to meet environmental, social, and governance (ESG) expectations of our customers or other interested parties. Failure to satisfy expectations in these areas may result in negative publicity or other adverse outcomes. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies such as the Exchange. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. The Exchange's A.M. Best rating is currently A+ ("Superior"). A.M. Best periodically reviews the Exchange’s ratings and changes their rating criteria; therefore, the Exchange's current rating may not be maintained in the future. A significant downgrade in the A.M. Best rating could reduce the competitive position of the Exchange, making it more difficult to attract profitable business in the highly competitive property and casualty insurance market and potentially result in reduced sales of its products and lower premium revenue.

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

Property and casualty insurers face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating their businesses including the risk of class action lawsuits. The Exchange and its subsidiaries have also been named as defendants in a number of pandemic-related lawsuits and, therefore, are subject to the risks and uncertainties of such litigation. Plaintiffs in class action and other lawsuits against the Exchange may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. The Exchange is also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities.

The uncertainty of risks that emerge upon the occurrence of significant unexpected events, such as pandemics, may cause additional challenges in the process of estimating loss and loss adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements, and the actions taken by governmental bodies, both legislative and regulatory, in reaction to a pandemic or other significant unexpected events, and their related impacts, are hard to predict. Among other things, this may result in changes to the Exchange's estimated level of loss and loss adjustment expense reserves.

As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. In some instances, these emerging issues may not become apparent for some time after the Exchange has issued the affected insurance policies. As a result, the full extent of liability under the Exchange's insurance policies may not be known for many years after the policies are issued. These issues may adversely affect the Exchange's business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. If there were legislative action in response to a pandemic or other significant unexpected event that retroactively mandated coverage irrespective of terms, exclusions or other conditions included in policies, such as business interruption, that would otherwise preclude coverage, it could have a material impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange's insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability, frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. A single catastrophic occurrence or aggregation of multiple smaller occurrences within the geographical region of the Exchange or its assumed property reinsurance portfolio could adversely affect the financial condition of the Exchange. Man-made disasters such as terrorist attacks and riots could also cause losses from insurance claims related to the property and casualty insurance operations, which could adversely affect its financial condition.

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

Commissions to independent agents are our largest expense. Commissions include scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving certain targeted measures. Changes to commission rates or bonus programs may result in increased future costs and lower profitability. Our agent incentive bonuses include a profitability component. If claims frequency and loss expenses were to decrease significantly as a result of an unexpected event, such as a pandemic, the profitability component of our agent incentive bonuses would improve, and our agent compensation costs would increase. Our second largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control indicate that employee healthcare costs could continue to increase which could reduce our profitability. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance and changes in retirement patterns, which are beyond our control and any related future costs increases would reduce our profitability.

Technological development is necessary to facilitate ease of doing business for employees, agents and customers. Our technological developments are focused on simplifying and improving the employee, agent and customer experiences, increasing efficiencies, redesigning products and addressing other potentially disruptive changes in the insurance industry. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development. We may also experience increased technology costs as we re-design hybrid work models for our employees.

If we are unable to attract, develop, and retain talented executives, key managers, and employees our financial conditions and results of operations could be adversely affected.

Our success is largely dependent upon our ability to attract and retain talented executives and other key management. Talent is defined as people with the right skills, knowledge, abilities, character, and motivation. The loss of the services and leadership of certain key officers and the failure to plan for turnover or retirement or to attract and develop talented new executives and managers could prevent us from successfully communicating, implementing, and executing business strategies.

Our success also depends on our ability to attract, develop, and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate talent or failure to instill appropriate cultural expectations and behavioral norms within our employees could have an adverse effect on our business performance. Additionally, failure to recognize, evaluate, and respond to changing workforce trends including current labor market conditions and new ways of managing in hybrid work environments, or failure to execute proactive retention and replacement strategies could also have an adverse effect on our business performance. Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees in the actuarial, finance, human resources, information technology, law, and risk management areas are also essential to support our core functions.

If we are unable to ensure system availability or effectively manage technology initiatives, we may experience adverse financial consequences and/or may be unable to compete effectively.

Our business is highly dependent upon the effectiveness of our technology and information systems which support key functions of our core business operations including processing applications and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data. Additionally, the Exchange relies heavily on technology systems for processing claims. In order to support our business processes and strategic initiatives in a cost and resource efficient manner, we must maintain the effectiveness of existing technology systems and continue to identify and develop new, and enhance existing, technology systems. As we invest in the development of our systems, costs and completion times could exceed original estimates, and/or the project may not deliver the anticipated benefit or perform as expected. If we do not effectively and efficiently manage and upgrade our technology systems, our ability to serve our customers and implement our strategic initiatives could be adversely impacted.

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

In the normal course of business, we collect, use, store and where appropriate, disclose data concerning individuals and businesses. We also conduct business using third parties who may provide software, data storage, cloud-based computing and other technology services. We have on occasion experienced, and will continue to experience, cyber threats to our data and systems. Cyber threats can create significant risks such as destruction of systems or data, denial or interruption of service, disruption of transaction execution, loss or exposure of customer data, theft or exposure of our intellectual property, theft of funds or disruption of other important business functions. Our interactions with third parties may expose us to increased risk related to data security, service disruptions or effectiveness of our control system.

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

Our Board of Directors oversees our activities with respect to managing cyber risk through its Risk Committee. Management regularly reports on our cybersecurity risk management program including our risk evaluation and the results of independent third-party security assessments, and our efforts to manage cyber related risks.

We employ a company-wide cybersecurity program of technical, administrative, physical and disclosure controls intended to reduce the risk of cyber threats and protect our information, as well as to communicate potential material threats and incidents. Our cybersecurity philosophy and approach align to the National Institute of Standards and Technology Cybersecurity Framework and its core elements to identify, protect, detect, respond and recover from the various forms of cyber threats. Our practices include, but are not limited to, cybersecurity protocols and controls, system monitoring and detection, communication of incidents to appropriate management, third-party risk management, including assessments of emerging threats and vulnerabilities, and ongoing privacy and cybersecurity training for employees and contractors concerning cyber risk. We periodically assess the effectiveness of our cybersecurity efforts including independent validation and verification and security assessments conducted by independent third parties.

The number, complexity and sophistication of cyber threats continue to increase over time. While we maintain cyber liability insurance to mitigate the financial risk around cyber incidents, such insurance may not cover all costs associated with the consequences of information or systems being compromised. Additionally, while we have dedicated resources with security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough or may fail to sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial losses, which could adversely affect our business, cash flows, financial condition or results of operations.

To date, we are not aware of any material cybersecurity breach with respect to our systems or data. Additionally, we are not aware of any cybersecurity breach experienced by anyone with whom we have a third-party relationship that has had a material impact on our systems or data.

If events occurred causing interruption of our operations, facilities, systems or business functions, it could have a material adverse effect on our operations and financial results.

We have established business continuity and disaster recovery plans to ensure the continuation of core business operations in the event that normal business operations could not be performed due to catastrophic or other events, including pandemics. While we continue to test and assess our business continuity and disaster recovery plans to validate they meet the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. Employee absence, physical premises damage, systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. Our operational resiliency is also dependent on third-party personnel, infrastructure and systems on which we rely. Our operations and those of our third parties may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, pandemics, supply chain interruptions, network failures, and cyber attacks. Additionally, we are more dependent on internet and telecommunications access and capabilities. Indemnity’s workforce is largely concentrated in Erie, Pennsylvania. If a significant event affects the labor force in this area, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders and/or independent agents of the Exchange. Disruptions to our workforce or our operations for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

We are subject to applicable insurance laws, tax statutes, and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. We are, have been, or may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. In addition, changes in the way regulators administer applicable laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to a pandemic or other significant events could cause an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

Market, Capital, and Liquidity risks

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

At December 31, 2021, our investment portfolio consisted of approximately 83% fixed maturity securities, with the remaining 17% invested in equity securities and other investments.

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

•Reinvestment risk - the possibility that the cash flows produced by an investment will have to be reinvested at a reduced rate of return. Approximately 42% of our fixed maturity portfolio is expected to mature over the next three years.

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

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. After this date, the FCA would no longer require banks to make LIBOR submissions. Following discussions with the FCA and other official sector bodies, the Intercontinental Exchange Benchmark Administration announced in March 2021 the publication of certain USD LIBOR settings will continue through June 30, 2023. The Alternative Reference Rates Committee of the Federal Reserve Board (ARRC), a group of market participants convened to help ensure a successful transition away from LIBOR, has recommended the Secured Overnight Financing Rate (SOFR) as its preferred alternative reference rate and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Volume in SOFR-linked products has increased significantly during 2021; however, LIBOR continues to be the dominant reference rate in use in the market today.

We have identified our population of contracts that contain a LIBOR reference and have determined that our primary exposure is in fixed income securities within our investment portfolio. Approximately 23% of our investment portfolio includes securities with LIBOR exposure where the stated final maturity date extends beyond June 30, 2023. Many of our LIBOR indexed securities have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, legislation governing securities under New York law has been enacted to provide a safe harbor for transition to the recommended alternative reference rate. In addition, federal legislation has been introduced to provide the same protection for securities not governed by New York law.

While our preliminary analysis does not indicate that the transition of our investments to alternative reference rates will result in adverse changes to the net investment income, fair market value and return on those investments, we are still in the process of evaluation. We continually monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

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

Our primary sources of liquidity are management fee revenue and cash flows generated from our investment portfolio. In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2021, or liquidate assets in our investment portfolio. Volatility in the financial markets could limit our ability to sell certain fixed income securities or cause such investments to sell at deep discounts.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office campus in Erie, Pennsylvania, which comprises approximately 996,000 square feet. Additionally, we lease two office buildings and one warehouse facility from third parties. We are charged rent for the related square footage we occupy.

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

ITEM 3.     LEGAL PROCEEDINGS

Erie Indemnity Company ("Indemnity") was named as a defendant in a complaint filed on August 24, 2021, by alleged subscribers of the Erie Insurance Exchange (the "Exchange") in the Court of Common Pleas Civil Division of Allegheny County, Pennsylvania captioned TROY STEPHENSON, CHRISTINA STEPHENSON, SUSAN RUBEL, and STEVEN BARNETT, individually and on behalf of all others similarly situated (Plaintiffs) v. Erie Indemnity Company (Defendant).

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

Service of the complaint was effectuated on September 20, 2021. A Notice of Removal to the United States District Court for the Western District of Pennsylvania was filed on October 20, 2021. On November 2, 2021, Plaintiffs filed a Notice of Voluntary Dismissal. As a result, the action was dismissed without prejudice.

On December 6, 2021, another Complaint was filed in the Court of Common Pleas of Allegheny County, Pennsylvania captioned ERIE INSURANCE EXCHANGE, an unincorporated association, by TROY STEPHENSON, CHRISTINA STEPHENSON, and STEVEN BARNETT, trustees ad litem, and alternatively, ERIE INSURANCE EXCHANGE, by TROY STEPHENSON, CHRISTINA STEPHENSON, and STEVEN BARNETT, (Plaintiff), v. ERIE INDEMNITY COMPANY, (Defendant).

This most recent complaint has the same allegation of breach of fiduciary duty by Indemnity in connection with the setting of the management fee it receives, pursuant to the terms of the Subscribers Agreement executed between Indemnity and all policyholders of the Exchange, as compensation for acting as the attorney-in-fact in the management of the Exchange.

This most recent complaint seeks the same relief, specifically, (i) a finding that Indemnity has breached its fiduciary duties; (ii) an award of damages in an amount to be determined at trial; and (iii) such other relief, including disgorgement of profits or other injunctive relief, that the Court deems just and proper.

A Notice of Removal to the United States District Court for the Western District of Pennsylvania was filed on January 27, 2022. Indemnity intends to vigorously defend against all of the allegations and requests for relief in the complaint.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 18, 2022, there were approximately 542 shareholders of record for the Class A non-voting common stock and 9 shareholders of record for the Class B voting common stock.

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

	2016		2017	2018	2019	2020	2021
Erie Indemnity Company Class A common stock	$100	(1)	$111	$125	$159	$242	$194
Standard & Poor's 500 Stock Index	100	(1)	122	116	153	181	233
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	116	105	134	132	171
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

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2021. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2021 and February 18, 2022.

See Item 8. "Financial Statements and Supplementary Data – Note 12, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares purchased outside of this program.

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
◦litigation and regulatory actions;
◦emergence of significant unexpected events, including pandemics;
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

Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2021, 2020 and 2019.  Our Board of Directors set the 2022 management fee rate again at 25%, its maximum level.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange.  The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2021 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2021 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2021 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2021 direct and affiliated assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

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

Coronavirus ("COVID-19") Pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic and pandemic conditions have influenced various economic factors, including a more inflationary environment in recent months. As the uncertainty resulting from the COVID-19 pandemic and subsequent resulting conditions continues to evolve, the ultimate impact and duration remain uncertain at this time. The following sections provide a summary of the more relevant financial impacts, risk monitoring activities, and operational considerations for Indemnity and the Exchange.

The impact the COVID-19 pandemic has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. The uncertainty of the ongoing impacts of the COVID-19 pandemic will likely continue until such time as the spread of the virus is contained or reaches endemic status. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions on policies written between July 1, 2020 and June 30, 2021. These rate reductions resulted in a decrease to Exchange’s written premium of approximately $110 million and $90 million for 2021 and 2020, respectively, and a corresponding decrease in our management fee revenue of approximately $27.5 million and $22.5 million in 2021 and 2020, respectively. As driving activity returned to near pre-pandemic levels in 2021, increased claim frequency and severity negatively impacted Exchange’s operations and may continue to impact future premium rates. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. While financial markets remained generally strong in 2021, we could experience future losses and/or impairments to the portfolio due to the ongoing pandemic and inflationary pressures. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" contained within this report.

From March of 2020 through the end of 2021 we had a dedicated internal committee comprised of management from various finance disciplines reviewing our risk positions and emerging trends on an ongoing basis as circumstances were evolving. The committee reviewed risk scenarios and performed stress tests, including the review of cash flow trends, liquidity requirements and other forms of risk quantification. This provided tools for management, as well as our Risk Committee of the Board of Directors, to assess risks and prioritize key issues.

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

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2021	% Change	2020	% Change	2019

Operating income	$318,097	(5.9)%	$338,157	(5.4)%	$357,339
Total investment income	67,332	NM	32,867	(17.8)	39,967
Interest expense, net	4,132	NM	731	(14.7)	856
Other (expense) income	(4,893)	NM	(1,778)	NM	255
Income before income taxes	376,404	2.1	368,515	(7.1)	396,705
Income tax expense	78,544	4.4	75,211	(5.8)	79,884
Net income	$297,860	1.6%	$293,304	(7.4)%	$316,821
Net income per share - diluted	$5.69	1.6%	$5.61	(7.4)%	$6.06

NM = not meaningful

Operating income decreased in 2021 compared to 2020 as growth in operating expenses outpaced the growth in operating revenues. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2021, 2020, and 2019.  The direct and affiliated assumed premiums written by the Exchange increased 3.3% to $7.9 billion in 2021 and 1.7% to $7.6 billion in 2020.

Cost of operations for policy issuance and renewal services increased 5.6% to $1.7 billion in 2021 primarily due to higher commissions driven by direct and affiliated assumed written premium growth, increased technology costs, increased administrative and other costs, and higher agent incentive compensation from profitable growth. Cost of operations for policy issuance and renewal services increased 3.3% to $1.6 billion in 2020 primarily due to higher commissions driven by direct and affiliated assumed written premium growth, higher agent incentive compensation driven by lower automobile claims frequency experienced by the Exchange, and higher personnel costs.

Management fee revenue for administrative services decreased 2.0% to $58.3 million in 2021 compared to an increase of 4.0% to $59.5 million in 2020. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses to $638.5 million in 2021 and $609.4 million in 2020, but had no net impact on operating income.

Total investment income increased $34.5 million in 2021 primarily due to an increase in net investment income which was driven by favorable results in our limited partnership portfolio. Total investment income decreased $7.1 million in 2020 primarily driven by higher impairments and lower net investment income reflecting lower interest rates due to market volatility caused by the COVID-19 pandemic.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the COVID-19 pandemic. Further, pandemic conditions have created an inflationary environment in recent months. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair cost inflation, and tort issues may impact estimated loss reserves and future premium rates. The extent and duration of the impacts to economic conditions remain uncertain as the pandemic and subsequent resulting conditions continue to evolve. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" contained within this report for a discussion of potential impacts to our operations or those of the Exchange, including pandemics.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Significant volatility was seen in the global financial markets at the onset of the COVID-19 pandemic and pandemic related events or subsequent resulting conditions, including inflation, may create future volatility. The extent of the impact on our invested assets cannot be estimated with a high degree of certainty at this time given the ongoing developments of this pandemic and the related impacts on the financial markets.

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

Investment Valuation
Fair Value Measurements
We make estimates concerning the fair value of our investments using valuation techniques to derive the fair value of the fixed maturity investments we hold. Fair value is the price that would be received to sell an asset in an orderly transaction between willing market participants at the measurement date.

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Our investments are categorized into a three-level fair value hierarchy which assigns a Level 1 for highly observable inputs and a Level 3 to unobservable inputs. We continually assess whether or not an active market exists for all of our investments and as of each reporting date we re-evaluate their classification in the fair value hierarchy.

As of each reporting period, financial instruments recorded at fair value are classified based upon the lowest level of input that is significant to the fair value measurement. The presence of at least one unobservable input that has significant impact to the fair value measurement would result in classification as a Level 3 instrument. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the asset, such as the relative impact on the fair value as a result of including a particular input and market conditions. While estimates of the fair values of our investment portfolio are obtained from outside pricing services, we ultimately determine whether the inputs used are observable or unobservable.

As of December 31,2021, substantially all of the securities measured at fair value in our investment portfolio are classified as Level 2. Level 2 securities are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2021, our investments classified as Level 3 were not significant.

See Item 8. "Financial Statements and Supplementary Data - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional details on the fair value measurement of our investments.

Impairments
We regularly monitor our fixed maturity and equity security portfolios for price changes and perform detailed reviews of securities in an unrealized loss position that may indicate that credit-related or other impairments exist.

As of December 31, 2021, we do not have significant unrealized losses and our credit-related or other impairments were not material to our financial condition or results of operations.

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for additional details on impairments of available-for-sale securities.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and the Exchange's allocated share of costs for employees in departments that support the administrative functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 3.16% discount rate for the projected benefit obligation at December 31, 2021 and for the 2022 pension expense.  The same methodology was used to develop the 2.96% and 3.59% discount rates used to determine the projected benefit obligation for 2020 and 2019, respectively, and the pension expense for 2021 and 2020, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $6.4 million, of which our share would be approximately $2.7 million, and would increase the pension benefit obligation by $59.2 million.

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

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  Based on the current asset allocation and a review of the key factors and expectations of future asset performance, the expected return on asset assumption remained at 5.50% for 2022. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.4 million impact on net pension benefit cost in the following year, of which our share would be approximately $1.0 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2021 that related to the actual investment return being different from that assumed during the prior year was a gain of $36.7 million. Recognition of this gain will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

We expect our net pension benefit costs to decrease from $57.1 million in 2021 to $45.9 million in 2022 primarily resulting from anticipated plan progression and liability gains due to the higher discount rate. Our share of the net pension benefit costs after reimbursements was $24.0 million in 2021. We expect our share of the net pension benefit costs to be approximately $19.3 million in 2022.

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

Management fee rate
The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for 2021, 2020 and 2019.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2021 compared to prior years, which did not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$7,868,311	3.3%	$7,613,519	1.7%	$7,486,030
Management fee rate	24.3%		24.2%		24.2%
Management fee revenue	1,912,000	3.8	1,842,472	1.7	1,811,619
Change in estimate for management fee returned on cancelled policies (1)	1,166	NM	(678)	41.7	(1,162)
Management fee revenue - policy issuance and renewal services	$1,913,166	3.9%	$1,841,794	1.7%	$1,810,457

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$7,868,311	3.3%	$7,613,519	1.7%	$7,486,030
Management fee rate	0.7%		0.8%		0.8%
Management fee revenue	55,078	(9.6)	60,908	1.7	59,888
Change in contract liability (2)	3,195	NM	(1,376)	47.8	(2,633)
Change in estimate for management fee returned on cancelled policies (1)	13	NM	(69)	(34.6)	(51)
Management fee revenue - administrative services	58,286	(2.0)	59,463	4.0	57,204
Administrative services reimbursement revenue	638,483	4.8	609,435	4.7	582,010
Total revenue from administrative services	$696,769	4.2%	$668,898	4.6%	$639,214
NM = not meaningful

(1)    A constraining estimate of variable consideration exists related to the potential for management fees to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.
(2)    Management fee revenue - administrative services is recognized over time as the services are performed. See Item 8. "Financial Statements - Note 3, Revenue, of Notes to Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.3% to $7.9 billion in 2021, from $7.6 billion in 2020, primarily driven by increased homeowners and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.2% in 2021 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 2.1% in 2020.  The year-over-year average premium per policy for all lines of business increased 0.1% at December 31, 2021, compared to a decrease of 0.4% at December 31, 2020. The year-over-year average premium per policy at both December 31, 2021 and 2020 was impacted by the rate reductions for personal and commercial auto policies written between July 1, 2020 and June 30, 2021, in response to the lower driving activity and to provide financial relief as a result of the COVID-19 pandemic.

Premiums generated from new business increased 13.2% to $965 million in 2021. New business policies written increased 9.0% in 2021 and year-over-year average premium per policy on new business increased 3.9% at December 31, 2021. Premiums generated from new business decreased 1.2% to $852 million in 2020. While new business policies written increased 5.0% in 2020, year-over-year average premium per policy on new business decreased 5.9% at December 31, 2020.

Premiums generated from renewal business increased 2.1% to $6.9 billion in 2021, compared to 2.1%, or $6.8 billion, in 2020.  Underlying the trend in renewal business premiums was steady policy retention ratios, partially offset by a 0.3% decrease in year-over-year average premium per policy at December 31, 2021, compared to an increase of 0.4% at December 31, 2020.

The Exchange implements rate changes in order to meet loss cost expectations. As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2020, including those in response to reduced driving conditions resulting from the COVID-19 pandemic, were reflected in 2021, and a portion of the rate actions in 2021 will be reflected in 2022. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 2.5% to $5.5 billion in 2021, from $5.4 billion in 2020, driven by an increase in total personal lines policies in force of 3.1%. Total personal lines year-over-year average premium per policy decreased 0.6% at December 31, 2021, compared to the prior year, driven by personal auto rate reductions. Total personal lines policies in force increased 2.2% in 2020 and year-over-year average premium per policy decreased 0.8% at December 31, 2020.

Commercial lines – Total commercial lines premiums written increased 5.4% to $2.4 billion in 2021, compared to 2020, driven by a 3.6% increase in total commercial lines policies in force and a 1.7% increase in the total commercial lines year-over-year average premium per policy. Total commercial lines premiums written increased 2.6% in 2020, compared to 2019, driven by a 1.6% increase in total commercial lines policies in force and a 0.9% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business; additionally, exposure reductions and/or changes in mix of business as a result of economic conditions due to the COVID-19 pandemic or other significant unexpected events could impact the average premium written and affiliated assumed by the Exchange, as customers may reduce coverages. Future premiums could also be impacted by potential regulatory changes resulting from the COVID-19 pandemic. Longer-term, increased driving activity may result in increased future rates due to higher claims and severity. We expect the Exchange's pricing actions to result in a net increase in direct written premium in 2022; however, the extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to this pandemic and current inflationary trends. See also Part I, Item 1A. "Risk Factors" contained within this report.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019

Management fee revenue - policy issuance and renewal services	$1,913,166	3.9%	$1,841,794	1.7%	$1,810,457
Service agreement revenue	24,042	(6.8)	25,797	(6.6)	27,627
	1,937,208	3.7	1,867,591	1.6	1,838,084
Cost of policy issuance and renewal services	1,677,397	5.6	1,588,897	3.3	1,537,949
Operating income - policy issuance and renewal services	$259,811	(6.8)%	$278,694	(7.1)%	$300,135

Policy issuance and renewal services
We allocate a portion of the management fee, which currently equates to 24.3% of the direct and affiliated assumed premiums written by the Exchange, for providing policy issuance and renewal services. The allocation of management fee for these services was 24.2% in both 2020 and 2019. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  The decrease in service agreement revenue reflects the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019

Commissions:
Total commissions	$1,108,426	5.4%	$1,051,272	2.6%	$1,024,654
Non-commission expense:
Underwriting and policy processing	$165,183	2.8%	$160,646	3.7%	$154,934
Information technology	185,096	6.5	173,827	3.7	167,600
Sales and advertising	52,511	(1.3)	53,212	1.6	52,362
Customer service	36,720	6.0	34,638	7.1	32,353
Administrative and other	129,461	12.3	115,302	8.7	106,046
Total non-commission expense	568,971	5.8	537,625	4.7	513,295
Total cost of policy issuance and renewal services	$1,677,397	5.6%	$1,588,897	3.3%	$1,537,949

Commissions – Commissions increased $57.2 million in 2021 compared to 2020 resulting from higher direct and affiliated assumed premiums written by the Exchange, primarily in lines of business that pay a higher commission rate. To a lesser extent, there was also an increase in agent incentive compensation in 2021 compared to 2020 related to profitable growth. Commissions increased $26.6 million in 2020 compared to 2019 resulting from higher direct and affiliated assumed premiums written by the Exchange and higher agent incentive compensation. The Exchange experienced a significant decrease in automobile claims frequency and related loss expense beginning March 2020 that continued through May 2020 driven by the COVID-19 pandemic, which contributed to an increase in the profitability component of the agent incentive bonuses.

Non-commission expense – Non-commission expense increased $31.3 million in 2021 compared to 2020. Underwriting and policy processing costs increased $4.5 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $11.3 million primarily due to increased hardware and software costs and personnel costs. Administrative and other expenses increased $14.2 million primarily due to increased professional fees and building and equipment depreciation. Personnel costs in all categories were impacted by higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020.

In 2020, non-commission expense increased $24.3 million compared to 2019. Underwriting and policy processing costs increased $5.7 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $6.2 million primarily due to increased personnel costs and hardware and software costs. Administrative and other expenses increased $9.3 million primarily driven by increased personnel costs. Increased personnel costs in all categories included higher incentive plan award accruals related to underwriting performance in 2020 compared to targets and higher vacation accruals as employees took less vacation in 2020 as a result of the COVID-19 pandemic.

Administrative services

	Years ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019

Management fee revenue - administrative services	$58,286	(2.0)%	$59,463	4.0%	$57,204
Administrative services reimbursement revenue	638,483	4.8	609,435	4.7	582,010
Total revenue allocated to administrative services	696,769	4.2	668,898	4.6	639,214
Administrative services expenses
Claims handling services	546,962	4.2	525,072	3.7	506,491
Investment management services	38,862	5.5	36,835	9.5	33,640
Life management services	52,659	10.8	47,528	13.5	41,879
Operating income - administrative services	$58,286	(2.0)%	$59,463	4.0%	$57,204

Administrative services
We allocate a portion of the management fee, which currently equates to 0.7% of the direct and affiliated assumed premiums written by the Exchange, to the administrative services. The allocation of management fee for these services was 0.8% in both 2020 and 2019. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2021	% Change	2020	% Change	2019
Net investment income	$62,177	NM	$29,753	(12.6)%	$34,059
Net realized and unrealized investment gains	4,946	(22.6)	6,392	4.7	6,103
Net impairment recoveries (losses) recognized in earnings	209	NM	(3,278)	NM	(195)
Total investment income	$67,332	NM	$32,867	(17.8)%	$39,967

NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased by $32.4 million in 2021, compared to 2020, primarily due to equity in earnings of limited partnerships of $31.7 million in 2021 compared to equity in losses of limited partnerships of $0.6 million in 2020. Net investment income decreased by $4.3 million in 2020, compared to 2019, primarily due to decreased income from cash and cash equivalents driven by lower rates and invested balances, somewhat offset by increased preferred stock income resulting from higher invested balances.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2021	2020	2019
Securities sold:
Available-for-sale securities	$5,131	$1,335	$4,619
Equity securities	(76)	(469)	360
Equity securities change in fair value	(110)	5,525	1,124
Miscellaneous	1	1	0
Net realized and unrealized investment gains	$4,946	$6,392	$6,103

Net realized and unrealized gains of $4.9 million in 2021 were primarily due to disposals of available-for-sale securities. Net realized and unrealized gains of $6.4 million in 2020 were primarily due to market value adjustments on equity securities and from the sale of available-for-sale securities, while gains of $6.1 million in 2019 were primarily due to sales of available-for-sale securities and increases in fair value of equity securities.

Net impairment recoveries (losses) recognized in earnings
Net impairment recoveries of $0.2 million in 2021 were primarily a result of the change in the current expected credit loss allowance related to our agent loans. Net impairment losses recognized on available-for-sale securities in 2020 include $2.3 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. The remaining 2020 impairments include the change in the current expected credit loss allowance related to our agent loans. The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses on our available-for-sale securities during 2020 compared to other years presented. Net impairment losses recognized in 2019 included securities in an unrealized loss position that we intended to sell prior to expected recovery of our amortized cost basis as well as securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On July 27, 2021, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2021, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 3.3% to $7.9 billion in 2021 from $7.6 billion in 2020. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $11.7 billion and $10.7 billion at December 31, 2021 and 2020, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.1% at December 31, 2021 and 89.9% at December 31, 2020.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2021	% to total	2020	% to total
Fixed maturities	$946,085	83%	$928,236	84%
Equity securities	87,743	8	94,090	9
Agent Loans (1)	66,368	6	69,212	6
Other investments	36,846	3	14,325	1
Total investments	$1,137,042	100%	$1,105,863	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized gains on fixed maturities, net of deferred taxes, totaled $6.2 million at December 31, 2021, compared to net unrealized gains of $23.3 million at December 31, 2020.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of December 31, 2021: (1)

(in thousands)					Non-investment	Fair
	AAA	AA	A	BBB	grade	value
Basic materials	$0	$0	$3,155	$0	$7,937	$11,092
Communications	0	8,659	8,361	17,283	17,038	51,341
Consumer	0	3,138	17,849	70,598	41,639	133,224
Diversified	0	0	0	0	1,200	1,200
Energy	0	4,116	7,729	20,336	8,501	40,682
Financial	0	1,007	74,082	121,559	17,243	213,891
Industrial	0	0	9,861	16,794	26,914	53,569
Structured securities (2)	141,897	180,935	26,945	18,851	0	368,628
Technology	5,150	0	7,727	20,937	13,908	47,722
U.S. Treasury	0	4,292	0	0	0	4,292
Utilities	0	0	3,707	12,912	3,825	20,444
Total	$147,047	$202,147	$159,416	$299,270	$138,205	$946,085

(1)     Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.
(2)    Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity Securities
Equity securities primarily include nonredeemable preferred stocks and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our equity securities by sector as of December 31:

(in thousands)	2021	2020
Communications	$0	$2,699
Consumer	3,314	3,068
Energy	6,448	2,206
Financial services	71,722	76,575
Industrial	0	800
Utilities	6,259	8,742
Total	$87,743	$94,090

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2021, shareholders' equity amounts related to these postretirement plans increased by $70.0 million, net of tax, of which $13.9 million represents amortization of the prior service cost and net actuarial loss and $56.1 million represents the current period actuarial gain.  The 2021 actuarial gain was primarily due to higher than expected returns on plan assets. At December 31, 2020, shareholders' equity amounts related to these postretirement plans increased by $20.0 million, net of tax, of which $10.6 million represents amortization of the prior service cost and net actuarial loss and $9.4 million of current period actuarial gain.  The 2020 actuarial gain was driven by higher than expected returns on assets which exceeded losses incurred as a result of the lower discount rate in 2020. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which includes pension benefits for employees performing administrative services and their allocated share of costs for employees in departments that support the administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the COVID-19 pandemic and subsequent resulting conditions, including inflationary costs. While we did not see a significant impact on our sources or uses of cash in 2021, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview and Part I, Item 1A. "Risk Factors" contained within this report.

Sources and Uses of Cash
Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

We have certain obligations and commitments to make future payments under various agreements. Cash requirements within the next twelve months include accounts payable and accrued liabilities, the current portion of long-term borrowings, and other current obligations.

Our long-term cash requirements under various contractual obligations and commitments include:

•Debt and interest payments – See Part II, Item 8. "Financial Statements and Supplementary Data - Note 8. Borrowing Arrangements, of Notes to Financial Statements" for details of our obligations and the timing of expected future payments.
•Pension – We have a funded noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive senior management. See Part II, Item 8. "Financial Statements and Supplementary Data – Note 9. Postretirement Benefits, of Notes to Financial Statements" for the funding policy for our defined benefit pension plan and accumulated benefit obligation for our unfunded SERP.
•Deferred compensation – We have two deferred compensation plans for our executives, senior vice presidents, and other selected officers and two deferred compensation plans for our outside directors. See Part II, Item 8. "Financial Statements and Supplementary Data – Note 10. Incentive and Deferred Compensation Plans, of Notes to Financial Statements" for additional details of these obligations and estimated future payments.
•Other commitments – We have commitments for approximately $424 million which include agreements for various services, including information technology, support, and maintenance obligations, operating leases for equipment, vehicles, and real estate, and other obligations in the ordinary course of business. We expect to make future cash payments according to the contract terms. These agreements are enforceable and legally binding and specify fixed amounts or minimum quantities to be purchased. Some agreements may contain cancellation provisions, some of which may require us to pay a termination fee. Over half of these commitments are due in the next 12 months. We are reimbursed from the Exchange and its subsidiaries for the portion of these costs related to administrative services.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our current and future cash requirements.

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

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2021	2020	2019
Net cash provided by operating activities	$402,794	$342,595	$364,527
Net cash used in investing activities	(185,490)	(243,225)	(124,634)
Net cash used in financing activities	(194,842)	(274,869)	(169,571)
Net increase (decrease) in cash	$22,462	$(175,499)	$70,322

Net cash provided by operating activities was $402.8 million in 2021, compared to $342.6 million in 2020 and $364.5 million in 2019.  Increased cash provided by operating activities in 2021 was primarily due to an increase in management fees received driven by growth in direct and affiliated assumed premiums written by the Exchange of $94.6 million and an increase in administrative service reimbursements received of $46.9 million. Partially offsetting the increase in cash provided by operating activities was an increase in cash paid for agent commissions of $37.4 million due to higher scheduled commission driven by premium growth, an increase in administrative services expenses paid of $33.8 million and an increase in agent bonuses of $15.4 million, compared to 2020. Decreased cash provided by operating activities in 2020 was primarily due to an increase in cash paid for agent commissions of $33.3 million due to higher scheduled commissions driven by premium growth, increased general operating expenses paid of $17.4 million and increased administrative services expenses paid of $16.2 million. Offsetting the decrease in cash provided by operating activities was an increase of $42.5 million in management fee received driven by growth in direct and affiliated assumed premiums written by the Exchange, compared to 2019.

Net cash used in investing activities totaled $185.5 million in 2021, compared to $243.2 million in 2020 and $124.6 million in 2019. In 2021, net cash used in investing activities was primarily driven by fixed asset purchases of $148.8 million, which included the purchase of the home office from the Exchange. To a lesser extent, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments. In 2020, net cash used in investing activities was primarily driven by purchases of investments exceeding proceeds generated from sales and maturities/calls of investments. In 2019, net cash used in investing activities was primarily driven by fixed asset purchases of $102.0 million primarily related to the new home office building which was funded primarily by the senior secured draw term loan facility.

Net cash used in financing activities totaled $194.8 million in 2021, compared to $274.9 million in 2020 and $169.6 million in 2019. The decrease in cash used in 2021, compared to 2020, was due to a decrease in dividends paid to shareholders by $80.1 million, compared to 2020. The increase in cash used in 2020, compared to 2019, was due to an increase in dividends paid to shareholders. In addition to the normal quarterly dividends paid in 2020, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300 on each Class B share totaling $93.1 million, which was paid in December 2020.

No shares of our Class A nonvoting common stock were repurchased in 2021, 2020 and 2019 in conjunction with our stock repurchase program. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2021, based upon trade date.

We purchase shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program for certain stock-based incentive plans. We purchased 26,667 shares for $5.3 million in 2021, 31,248 shares for $5.8 million in 2020 and 15,003 shares for $2.6 million in 2019 to settle awards for our equity compensation plan and to fund the rabbi trust for the outside director deferred stock compensation plan and the incentive compensation deferral plan. All shares were delivered in the year they were purchased.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $183.7 million at December 31, 2021, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $658.8 million at December 31, 2021.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of December 31, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2021. Investments with a fair value of $120.9 million were pledged as collateral on the line at December 31, 2021. These securities have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at December 31, 2021.

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

Shared Facilities
We previously leased the home office from the Exchange. Rent was based on rental rates of like property in Erie, Pennsylvania and all operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements were the responsibility of the tenant (Indemnity). Rental costs of shared facilities under this lease were allocated based upon usage or square footage occupied. On December 31, 2021, we purchased the home office from the Exchange. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 14. Related Party, of Notes to Financial Statements" for additional details.

Effective July 1, 2021, the Exchange and its subsidiaries entered into a contractual agreement with Indemnity to use space in Indemnity-owned properties. The amount charged is based on rates of like property in Erie, Pennsylvania and the usage or square footage occupied. Operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance and leasehold improvements are allocated based upon usage or square footage occupied. The home office was added to this agreement effective January 1, 2022.

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

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk. Net receivables from the Exchange and other affiliates were $479.1 million, or 21.4% of total assets, at December 31, 2021 and $494.6 million, or 23.4% of total assets, at December 31, 2020. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the Exchange as well as the service provider for its insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and its affiliates are settled monthly. We continually monitor the financial strength of the Exchange.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The significant volatility in the financial markets and uncertainty resulting from the COVID-19 pandemic continues to evolve and the pandemic’s ultimate impact and duration remain uncertain. We could experience future losses and/or impairments to the portfolio given the pandemic’s impact on market conditions.

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2021.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 83% of our invested assets at December 31, 2021. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed quarterly to ensure that it remains in the targeted range.

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

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2021	2020
Fair value of fixed maturity portfolio	$946,085	$928,236
Fair value assuming 100-basis point rise in interest rates	$921,642	$904,287
Effective duration (as a percentage)	2.6	2.7

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2021 and 2020. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2021
2022	$38,122
2023	89,184
2024	131,577
2025	108,165
2026	71,375
Thereafter	472,350
Total	$910,773
Fair value	$946,085

(in thousands)
Fixed maturities:	December 31, 2020
2021	$17,403
2022	48,958
2023	107,507
2024	142,707
2025	110,105
Thereafter	452,168
Total	$878,848
Fair value	$928,236

Investment Credit Risk
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolios of fixed maturity securities, equity securities and, to a lesser extent, short-term investments are subject to credit risk. This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower's ability to repay the debt. We manage this risk by performing upfront underwriting analysis and ongoing reviews of credit quality by position and for the portfolio in total. We do not hedge the credit risk inherent in our fixed maturity and equity securities investments.

Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions.

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2021
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$506,271	$508,610	54%
BBB	295,681	299,270	31
Total investment grade	801,952	807,880	85
BB	45,541	46,922	5
B	76,144	76,913	8
CCC, CC, C, and below	14,642	14,370	2
Total non-investment grade	136,327	138,205	15
Total	$938,279	$946,085	100%

	At December 31, 2020
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$487,752	$502,408	54%
BBB	283,219	294,917	32
Total investment grade	770,971	797,325	86
BB	47,870	50,399	5
B	63,397	64,611	7
CCC, CC, C, and below	16,552	15,901	2
Total non-investment grade	127,819	130,911	14
Total	$898,790	$928,236	100%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Erie Indemnity Company

Opinion on the Financial Statements

We have audited the accompanying statements of financial position of Erie Indemnity Company (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Proportional Cost Allocation
Description of the Matter
For the year ended December 31, 2021, the Company’s administrative services reimbursement revenue totaled $638.5 million. The Company’s primary function, as attorney-in-fact, is to perform certain services on behalf of the subscribers at the Erie Insurance Exchange (Exchange) and its insurance subsidiaries, in accordance with the Subscriber’s Agreement and the service agreements with each of the Exchange’s insurance subsidiaries. As explained in Note 2 of the financial statements, pursuant to approved service agreements, administrative services, which include costs associated with claims handling services, life insurance related operating activities, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue. To determine the proportional cost allocation to each entity, the Company determines utilization statistics using numerous variables including, among others, employee count, square footage, vehicle count, and project hours.

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
Cleveland, OH
February 24, 2022

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2021, 2020 and 2019
(dollars in thousands, except per share data)

	2021	2020	2019
Operating revenue
Management fee revenue - policy issuance and renewal services	$1,913,166	$1,841,794	$1,810,457
Management fee revenue - administrative services	58,286	59,463	57,204
Administrative services reimbursement revenue	638,483	609,435	582,010
Service agreement revenue	24,042	25,797	27,627
Total operating revenue	2,633,977	2,536,489	2,477,298

Operating expenses
Cost of operations - policy issuance and renewal services	1,677,397	1,588,897	1,537,949
Cost of operations - administrative services	638,483	609,435	582,010
Total operating expenses	2,315,880	2,198,332	2,119,959
Operating income	318,097	338,157	357,339

Investment income
Net investment income	62,177	29,753	34,059
Net realized and unrealized investment gains	4,946	6,392	6,103
Net impairment recoveries (losses) recognized in earnings	209	(3,278)	(195)
Total investment income	67,332	32,867	39,967

Interest expense, net	4,132	731	856
Other (expense) income	(4,893)	(1,778)	255
Income before income taxes	376,404	368,515	396,705
Income tax expense	78,544	75,211	79,884
Net income	$297,860	$293,304	$316,821

Earnings Per Share
Net income per share
Class A common stock – basic	$6.40	$6.30	$6.80
Class A common stock – diluted	$5.69	$5.61	$6.06
Class B common stock – basic and diluted	$959	$945	$1,020

Weighted average shares outstanding – Basic
Class A common stock	46,188,806	46,188,659	46,188,836
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,307,302	52,313,360	52,319,860
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Net income	$297,860	$293,304	$316,821

Other comprehensive income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(17,112)	18,738	11,718
Pension and other postretirement plans	69,967	19,987	1,698
Total other comprehensive income, net of tax	52,855	38,725	13,416
Comprehensive income	$350,715	$332,029	$330,237

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2021 and 2020
(dollars in thousands, except per share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$183,702	$161,240
Available-for-sale securities	38,396	17,697
Equity securities	0	19
Receivables from Erie Insurance Exchange and affiliates, net	479,123	494,637
Prepaid expenses and other current assets	56,206	52,561
Accrued investment income	6,303	6,146
Total current assets	763,730	732,300

Available-for-sale securities, net	907,689	910,539
Equity securities	87,743	94,071
Fixed assets, net	374,802	265,341
Agent loans, net	58,683	62,449
Deferred income taxes, net	145	12,341
Other assets	49,265	40,081
Total assets	$2,242,057	$2,117,122

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$270,746	$262,338
Agent bonuses	120,437	110,158
Accounts payable and accrued liabilities	138,317	150,706
Dividends payable	51,693	48,200
Contract liability	34,935	36,917
Deferred executive compensation	12,637	17,319
Current portion of long-term borrowings	2,098	2,031
Total current liabilities	630,863	627,669

Defined benefit pension plans	130,383	164,346
Long-term borrowings	91,734	93,833
Contract liability	17,686	18,878
Deferred executive compensation	14,571	14,904
Other long-term liabilities	14,342	9,444
Total liabilities	899,579	929,074

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,496	16,487
Accumulated other comprehensive loss	(25,288)	(78,143)
Retained earnings	2,495,190	2,393,624
Total contributed capital and retained earnings	2,488,568	2,334,138
Treasury stock, at cost; 22,110,132 shares held	(1,167,828)	(1,163,670)
Deferred compensation	21,738	17,580
Total shareholders' equity	1,342,478	1,188,048
Total liabilities and shareholders' equity	$2,242,057	$2,117,122

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2021, 2020 and 2019
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2018	$1,992	$178	$16,459	$(130,284)	$2,231,417	$(1,157,625)	$11,535	$973,672
Net income					316,821			316,821
Other comprehensive income				13,416				13,416
Dividends declared:
Class A $3.665 per share					(169,283)			(169,283)
Class B $549.75 per share					(1,397)			(1,397)
Net purchase of treasury stock (1)			24			0		24
Deferred compensation						(2,208)	2,208	0
Rabbi trust distribution (2)						923	(923)	0
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (3)					(1,075)			(1,075)
Net income					293,304			293,304
Other comprehensive income				38,725				38,725
Dividends declared:
Class A $5.93 per share					(273,902)			(273,902)
Class B $889.50 per share					(2,261)			(2,261)
Net purchase of treasury stock (1)			4			0		4
Deferred compensation						(5,465)	5,465	0
Rabbi trust distribution (2)						705	(705)	0
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					297,860			297,860
Other comprehensive income				52,855				52,855
Dividends declared:
Class A $4.215 per share					(194,687)			(194,687)
Class B $632.25 per share					(1,607)			(1,607)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(5,131)	5,131	0
Rabbi trust distribution (2)						973	(973)	0
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478

(1) Net purchases of treasury stock in 2019, 2020 and 2021 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 10, "Incentive and Deferred Compensation Plans".
(2) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2019, 2020 and 2021. See Note 10, "Incentive and Deferred Compensation Plans".
(3) The Cumulative effect adjustment in 2020 is related to the implementation of credit loss allowance accounting guidance effective January 1, 2020. See Note 2, "Significant Accounting Policies."

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities
Management fee received	$1,982,092	$1,887,537	$1,845,075
Administrative services reimbursements received	634,300	587,347	588,255
Service agreement revenue received	24,014	25,797	27,627
Net investment income received	45,830	35,740	36,442
Commissions paid to agents	(966,285)	(928,864)	(895,563)
Agents bonuses paid	(123,583)	(108,227)	(115,795)
Salaries and wages paid	(204,279)	(188,070)	(186,460)
Employee benefits paid	(32,836)	(33,098)	(42,728)
General operating expenses paid	(235,294)	(253,545)	(236,128)
Administrative services expenses paid	(632,530)	(598,753)	(582,528)
Income taxes paid	(84,494)	(82,576)	(72,817)
Interest paid	(4,141)	(693)	(853)
Net cash provided by operating activities	402,794	342,595	364,527

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(380,017)	(396,014)	(956,818)
Equity securities	(58,191)	(79,518)	(66,760)
Other investments	(1,646)	(1,142)	(1,080)
Proceeds from investments:
Available-for-sale securities sales	150,153	101,718	687,347
Available-for-sale securities maturities/calls	184,820	118,852	303,798
Equity securities	64,118	70,405	16,109
Other investments	1,076	613	3,722
Purchase of fixed assets	(148,800)	(55,528)	(102,039)
Proceeds from disposal of fixed assets	—	15	777
Loans to agents	(6,382)	(10,098)	(17,611)
Collections on agent loans	9,379	7,472	7,921
Net cash used in investing activities	(185,490)	(243,225)	(124,634)

Cash flows from financing activities
Dividends paid to shareholders	(192,801)	(272,902)	(167,651)
Net payments on long-term borrowings	(2,041)	(1,967)	(1,920)
Net cash used in financing activities	(194,842)	(274,869)	(169,571)

Net increase (decrease) in cash and cash equivalents	22,462	(175,499)	70,322
Cash and cash equivalents, beginning of year	161,240	336,739	266,417
Cash and cash equivalents, end of year	$183,702	$161,240	$336,739

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$12,802	$14,214	$6,800
Operating lease assets obtained in exchange for new operating lease liabilities	$3,447	$4,943	$35,483
Transfer of investments from other investments to equity securities	$—	$13,041	$3,310

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

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2021 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2021 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2021 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Coronavirus ("COVID-19") pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic and pandemic conditions have created an inflationary environment which may impact estimated loss reserves and future premium rates of the Exchange. The uncertainty resulting from COVID-19 and subsequent resulting conditions continues to evolve and the ultimate impact and duration remain uncertain at this time. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impacts on the economy and financial markets.

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

Equity securities – Equity securities primarily include non-redeemable preferred stocks and are reported at fair value with changes in fair value recognized in net realized and unrealized investment gains (losses). Securities that we intend to sell as of the reporting date are classified as current assets.

Realized gains and losses and investment income – Realized gains and losses on sales of available-for-sale and equity securities are recognized in income based upon the specific identification method and reported in net realized and unrealized investment gains (losses). Interest income is recognized as earned and includes amortization of premium and accretion of discount.  Income is recognized based on the constant effective yield method, which includes periodically updated prepayment assumptions obtained from third party data sources on our prepaying securities. The effective yield for prepaying securities is recalculated on a retrospective basis.  Dividend income is recognized at the ex-dividend date. Interest and dividend income and the results of our limited partnership investments are reported as net investment income. We do not record an allowance for credit losses on accrued investment income as any amount deemed uncollectible is reversed from interest income in the period the expected payment defaults.

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

Agent loans
Agent loans, the majority of which are senior secured, are carried at unpaid principal balance net of a current expected credit loss allowance with interest recorded in investment income as earned. The allowance is estimated using available loss history and/or external loss rates based on comparable loan losses and considers current conditions and forecasted information. Changes to the allowance are recognized in earnings as adjustments to net impairment losses. The current portion of agent loans is recorded in prepaid expenses and other current assets.

Other assets
Other assets primarily include limited partnership investments which are recorded using the equity method of accounting. Other assets also include operating lease assets and other long-term prepaid assets.

Agent bonus liability
Our more significant agent bonus plan is based upon an individual agency's property and casualty underwriting profitability and also includes a component for growth in agency property and casualty premiums if the agency's underwriting profitability targets for the book of business are met.  The estimated liability for this agent bonus plan is based upon the performance over 36 months, and is modeled on a monthly basis using actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of the year. Our second agent bonus plan is based on an agency's one-year underwriting profitability and uses a similar model but considers actual and forecasted results for a calendar year only. At December 31 of each year, we use actual data available and record an accrual based upon the expected payment amount.  These costs are included in cost of operations - policy issuance and renewal services.

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

Administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. Common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon relevant utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statement of Operations. Reimbursements are settled on a monthly basis. The amounts incurred for these services are reimbursed to Indemnity at cost in accordance with the subscriber's agreement and the service agreements. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Recognition of service agreement revenue
Service agreement revenue primarily consists of service charges we collect from policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries.  Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenue also includes late payment and policy reinstatement fees, which are also recognized as revenue when bills are rendered to the policyholder. We also have a service agreement with the Exchange for the use of shared office space. Revenue related to this agreement is recognized at the time the space is used based on relevant utilization statistics.

Reclassification
Certain amounts previously reported in the 2020 financial statements have been reclassified for comparative purposes to conform to the current period’s presentation. "Federal income taxes recoverable" is now included in "Prepaid expenses and other current assets" in the Statements of Financial Position.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. For the years ended December 31, 2021, 2020, and 2019, Indemnity recognized revenue of $36.9 million, $35.9 million, and $33.9 million, respectively, that was included in the contract liability balance at the beginning of the respective periods. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statement of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2021	2020	2019
Management fee revenue - policy issuance and renewal services	$1,913,166	$1,841,794	$1,810,457

Management fee revenue - administrative services	58,286	59,463	57,204
Administrative services reimbursement revenue	638,483	609,435	582,010
Total administrative services	$696,769	$668,898	$639,214

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2021			2020			2019
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$295,421	46,188,806	$6.40	$290,902	46,188,659	$6.30	$314,227	46,188,836	$6.80
Dilutive effect of stock-based awards	0	17,696	—	0	23,901	—	0	30,224	—
Assumed conversion of Class B shares	2,439	6,100,800	—	2,402	6,100,800	—	2,594	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$297,860	52,307,302	$5.69	$293,304	52,313,360	$5.61	$316,821	52,319,860	$6.06
Class B – Basic EPS:
Income available to Class B stockholders	$2,439	2,542	$959	$2,402	2,542	$945	$2,594	2,542	$1,020
Class B – Diluted EPS:
Income available to Class B stockholders	$2,438	2,542	$959	$2,401	2,542	$945	$2,593	2,542	$1,020

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2021, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$573,165	$0	$567,909	$5,256
Collateralized debt obligations	115,462	0	115,462	0
Commercial mortgage-backed securities	89,324	0	73,596	15,728
Residential mortgage-backed securities	139,922	0	131,108	8,814
Other debt securities	23,920	0	23,920	0
U.S. Treasury	4,292	0	4,292	0
Total available-for-sale securities	946,085	0	916,287	29,798
Equity securities:
Financial services sector	71,722	1,624	68,015	2,083
Utilities sector	6,259	0	6,259	0
Energy sector	6,448	10	6,438	0
Consumer sector	3,314	0	3,314	0
Total equity securities	87,743	1,634	84,026	2,083
Total	$1,033,828	$1,634	$1,000,313	$31,881

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,425	$1,281	$559,319	$5,825
Collateralized debt obligations	110,447	0	110,447	0
Commercial mortgage-backed securities	120,201	0	100,739	19,462
Residential mortgage-backed securities	112,179	0	111,242	937
Other debt securities	18,984	0	18,984	0
Total available-for-sale securities	928,236	1,281	900,731	26,224
Equity securities:
Financial services sector	76,575	24,981	51,594	0
Utilities sector	8,742	3,957	4,785	0
Energy sector	2,206	676	1,530	0
Consumer sector	3,068	576	2,492	0
Communications sector	2,699	2,699	0	0
Industrial sector	800	800	0	0
Total equity securities	94,090	33,689	60,401	0
Total	$1,022,326	$34,970	$961,132	$26,224

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$34	$68	$5,502	$(2,681)	$4,290	$(7,782)	$5,256
Collateralized debt obligations	0	0	0	750	0	0	(750)	0
Commercial mortgage-backed securities	19,462	(375)	(782)	3,073	(5,378)	11,933	(12,205)	15,728
Residential mortgage-backed securities	937	(5)	(69)	576	(2,229)	12,692	(3,088)	8,814
Other debt securities	0	0	0	2,588	(832)	0	(1,756)	0
Total available-for-sale securities	26,224	(346)	(783)	12,489	(11,120)	28,915	(25,581)	29,798
Equity securities	0	(5)	0	1,000	0	2,183	(1,095)	2,083
Total Level 3 securities	$26,224	$(351)	$(783)	$13,489	$(11,120)	$31,098	$(26,676)	$31,881

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2019	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2020
Available-for-sale securities:
Corporate debt securities	$8,324	$(2)	$(156)	$7,180	$(1,405)	$10,526	$(18,642)	$5,825
Collateralized debt obligations	0	0	3	247	0	0	(250)	0
Commercial mortgage-backed securities	3,321	(183)	913	12,281	(2,334)	39,591	(34,127)	19,462
Residential mortgage-backed securities	0	(19)	(48)	287	(1,539)	11,496	(9,240)	937
Total available-for-sale securities	11,645	(204)	712	19,995	(5,278)	61,613	(62,259)	26,224
Equity securities	0	151	0	2,836	0	0	(2,987)	0
Total Level 3 securities	$11,645	$(53)	$712	$22,831	$(5,278)	$61,613	$(65,246)	$26,224

(1)    These amounts are reported as net investment income and net realized and unrealized investment gains (losses) for each of the periods presented above.
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

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans (1)	$66,368	$68,957	$69,212	$73,854
Long-term borrowings (2)	94,070	103,981	96,113	113,054
(1)The discount rate used to calculate fair value at December 31, 2021 is reflective of a decrease in the BB+ financial yield curve.
(2)The discount rate used to calculate fair value at December 31, 2021 is reflective of an increase in U.S. Treasury bond yields.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$565,997	$9,663	$2,495	$573,165
Collateralized debt obligations	115,344	456	338	115,462
Commercial mortgage-backed securities	88,636	1,465	777	89,324
Residential mortgage-backed securities	140,217	1,007	1,302	139,922
Other debt securities	23,859	197	136	23,920
U.S. Treasury	4,226	73	7	4,292
Total available-for-sale securities, net	$938,279	$12,861	$5,055	$946,085

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$546,096	$21,843	$1,514	$566,425
Collateralized debt obligations	110,121	657	331	110,447
Commercial mortgage-backed securities	115,346	5,090	235	120,201
Residential mortgage-backed securities	108,840	3,373	34	112,179
Other debt securities	18,387	606	9	18,984
Total available-for-sale securities, net	$898,790	$31,569	$2,123	$928,236

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2021, are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$38,061	$38,396
Due after one year through five years	409,379	414,588
Due after five years through ten years	195,937	197,733
Due after ten years	294,902	295,368
Total available-for-sale securities	$938,279	$946,085

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest. The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$179,281	$1,912	$12,494	$583	$191,775	$2,495	441
Collateralized debt obligations	64,270	278	9,370	60	73,640	338	104
Commercial mortgage-backed securities	28,001	595	917	182	28,918	777	61
Residential mortgage-backed securities	89,460	1,278	441	24	89,901	1,302	98
Other debt securities	14,576	136	0	0	14,576	136	24
U.S. Treasury	388	7	0	0	388	7	1
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Quality breakdown of available-for-sale securities:
Investment grade	$330,697	$3,801	$17,112	$434	$347,809	$4,235	366
Non-investment grade	45,279	405	6,110	415	51,389	820	363
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$39,693	$644	$7,952	$870	$47,645	$1,514	257
Collateralized debt obligations	50,036	232	10,899	99	60,935	331	65
Commercial mortgage-backed securities	16,582	235	0	0	16,582	235	31
Residential mortgage-backed securities	8,163	34	0	0	8,163	34	13
Other debt securities	1,019	9	0	0	1,019	9	4
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370
Quality breakdown of available-for-sale securities:
Investment grade	$86,807	$561	$10,899	$99	$97,706	$660	119
Non-investment grade	28,686	593	7,952	870	36,638	1,463	251
Total available-for-sale securities	$115,493	$1,154	$18,851	$969	$134,344	$2,123	370

Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million and $1.1 million as of December 31, 2021 and 2020, respectively. The current expected credit loss on available-for-sale securities was less than $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2021	2020	2019
Available-for-sale securities	$23,795	$22,631	$22,496
Equity securities	4,321	4,147	1,418
Limited partnerships (1)	31,701	(602)	660
Cash equivalents and other	3,609	5,038	10,546
Total investment income	63,426	31,214	35,120
Less: investment expenses	1,249	1,461	1,061
Investment income, net of expenses	$62,177	$29,753	$34,059
(1)Equity in earnings (losses) of limited partnerships includes both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2021	2020	2019
Available-for-sale securities:
Gross realized gains	$6,884	$3,920	$6,258
Gross realized losses	(1,753)	(2,585)	(1,639)
Net realized gains on available-for-sale securities	5,131	1,335	4,619
Equity securities	(186)	5,056	1,484
Miscellaneous	1	1	0
Net realized and unrealized investment gains	$4,946	$6,392	$6,103

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2021	2020	2019
Equity securities:
Net (losses) gains recognized during the period	$(186)	$5,056	$1,484
Less: net (losses) gains recognized on securities sold	(76)	(469)	360
Net unrealized (losses) gains recognized on securities held at reporting date	$(110)	$5,525	$1,124

Net impairment recoveries (losses) recognized in earnings
Upon adoption of ASU 2016-13 on January 1, 2020, impairments on available-for-sale securities that are deemed to be credit related are recognized in earnings with a corresponding available-for-sale security allowance. All unrealized losses related to factors other than credit are recorded in other comprehensive income. Prior to January 1, 2020, we had the intent to sell all credit-impaired available-for-sale securities; therefore, the entire amount of the impairment charges was included in earnings and no impairments were recognized in other comprehensive income. See also Note 2, "Significant Accounting Policies".

Impairments on available-for-sale securities and agent loans were as follows for the years ended December 31:

(in thousands)	2021	2020	2019
Available-for-sale securities:
Intent to sell	$(10)	$(2,274)	$(195)
Credit recovered (impaired)	67	(707)	—
Total available-for-sale securities	57	(2,981)	(195)
Agent loans - expected credit recoveries (losses)	152	(297)	—
Net impairment recoveries (losses) recognized in earnings	$209	$(3,278)	$(195)

Note 7.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2021	2020
Software	$259,586	$196,139
Land, buildings, and building improvements	211,624	121,332
Equipment	42,295	37,426
Furniture and fixtures	21,694	20,998
Leasehold improvements	1,342	1,313
Projects in progress	34,569	47,277
Total fixed assets, gross	571,110	424,485
Less: Accumulated depreciation and amortization	(196,308)	(159,144)
Fixed assets, net	$374,802	$265,341

Software increased primarily due to internally developed software projects completed and placed in production related to providing commercial lines new product processing capabilities as well as mainframe and billing software.

On December 31, 2021, we purchased the home office properties from the Exchange at the current appraised value of $97.5 million in order to align the ownership interest of these facilities with the functions being performed at the home office campus which are mainly Indemnity's management operations. See Note 14, "Related Party". In 2020, the construction of a new office building serving as part of our principal headquarters was completed. The building was financed using a senior secured draw term loan credit facility. See Note 8, "Borrowing Arrangements". Interest capitalized during construction was $3.5 million and $3.4 million, for the years ended December 31, 2020 and 2019, respectively.

Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization.

Depreciation and amortization of fixed assets totaled $37.2 million, $21.2 million and $16.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in cost of operations - policy issuance and renewal services.

Note 8.  Borrowing Arrangements

Bank Line of Credit
As of December 31, 2021, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of December 31, 2021, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduces the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2021. Investments with a fair value of $120.9 million were pledged as collateral on the line at December 31, 2021. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statements of Financial Position as of December 31, 2021.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at December 31, 2021.

Term Loan Credit Facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $120.3 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents on our Statements of Financial Position as of December 31, 2021. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at December 31, 2021.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees, as long-term borrowings on our Statements of Financial Position. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal payments
The following table sets forth future principal and interest payments:

(in thousands)
Year	Principal payments	Interest payments	Total
2022	$2,098	$4,085	$6,183
2023	2,226	3,957	6,183
2024	2,302	3,881	6,183
2025	2,448	3,735	6,183
2026	2,556	3,627	6,183
Thereafter	82,440	41,108	123,548

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

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2021	2020	2019
Service cost for benefits earned	$53,041	$43,492	$33,854
Interest cost on benefit obligation	36,824	37,578	39,306
Expected return on plan assets	(50,275)	(49,411)	(47,484)
Prior service cost amortization	1,428	1,343	1,394
Net actuarial loss amortization	16,106	12,125	5,113
Pension plan cost (1)	$57,124	$45,127	$32,183

(1)     Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and its subsidiaries. The components of pension plan costs other than the service cost components are included in the line item "Other (expense) income" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2021	2020	2019	2018
Employee pension plan:
Discount rate	3.16%	2.96%	3.59%	4.47%
Expected return on assets	5.50	6.00	6.00	6.75
Compensation increases (1)	3.21	3.21	3.21	3.32
SERP:
Discount rate – pre-retirement/post-retirement (2)	3.11	2.86	3.59/3.09	4.47/3.97
Rate of compensation increase	5.00	5.00	5.00	5.00

(1)    The rate of compensation increase for the employee plan is age-graded.  An equivalent single compensation increase rate of 3.21% in 2021, 2020 and 2019 would produce similar results.
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

The pension plan's expected long-term rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. To determine the expected long-term rate of return assumption, we utilized models based upon historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation. The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.

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

(in thousands)
	2021	2020
Funded status at end of year	$(132,411)	$(165,098)

Pension liabilities – due within one year (1)	$(2,028)	$(752)
Pension liabilities – due after one year	(130,383)	(164,346)
Net amount recognized	$(132,411)	$(165,098)

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

(in thousands)
	2021	2020
Projected benefit obligation, beginning of year	$1,246,159	$1,054,467
Service cost for benefits earned	53,041	43,492
Interest cost on benefit obligation	36,824	37,578
Plan amendments	4,059	—
Actuarial (gain) loss	(38,400)	134,470
Benefits paid	(29,029)	(23,848)
Projected benefit obligation, end of year	$1,272,654	$1,246,159

Accumulated benefit obligation, end of year	$1,037,820	$1,006,884

Projected benefit obligations increased $26.5 million at December 31, 2021 compared to December 31, 2020 due primarily to anticipated plan progression partially offset by actuarial gains resulting from the higher discount rate used to measure the future benefit obligations. The discount rate increased to 3.16% in 2021 from 2.96% in 2020. The plan amendments during 2021 are due to the addition of four new participants to the SERP since December 31, 2020.

Both the defined benefit plan and the SERP had projected benefit obligations in excess of plan assets at December 31:

(in thousands)	Projected Benefit Obligation in Excess of Plan Assets
	2021	2020
Projected benefit obligation	$1,272,654	$1,246,159
Plan assets	1,140,243	1,081,061

The SERP had accumulated benefit obligations in excess of plan assets at December 31:

(in thousands)	Accumulated Benefit Obligation in Excess of Plan Assets
	2021	2020
Accumulated benefit obligation	$29,190	$26,462
Plan assets	—	—

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2021	2020
Fair value of plan assets, beginning of year	$1,081,061	$907,625
Actual gain on plan assets	86,966	195,713
Employer contributions	1,245	1,571
Benefits paid	(29,029)	(23,848)
Fair value of plan assets, end of year	$1,140,243	$1,081,061

Accumulated other comprehensive loss
Net actuarial loss and prior service cost included in accumulated other comprehensive loss that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2021	2020
Net actuarial loss	$27,524	$118,721
Prior service cost	12,201	9,570
Net amount not yet recognized	$39,725	$128,291

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans were as follows:

(in thousands)
	2021	2020
Net actuarial gain arising during the year	$(75,091)	$(11,832)
Amortization of net actuarial loss	(16,106)	(12,125)
Amortization of prior service cost	(1,428)	(1,343)
Amendments (1)	4,059	—
Total recognized in other comprehensive income	$(88,566)	$(25,300)

(1)    In 2021, there were four new SERP participants.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2021		2020	2021	2020
Equity securities:
U.S. equity securities	27%	(1)	27%	27%	28%
Non-U.S. equity securities	18	(2)	18	18	18
Total equity securities	45		45	45	46
Debt securities	54	(3)	54	54	53
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

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
(3)    Debt securities – 34% are allocated to long U.S. Treasury Strips, 66% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(4)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2021
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$305,440	$0	$305,440	$0
Non-U.S. equity securities	200,949	139,688	61,261	0
Total equity securities	506,389	139,688	366,701	0
Debt securities	620,337	0	620,337	0
Other	13,517	13,517	0	0
Total	$1,140,243	$153,205	$987,038	$0

	December 31, 2020
	Fair value measurements of plan assets using:
(in thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$296,624	$0	$296,624	$0
Non-U.S. equity securities	196,971	134,841	62,130	0
Total equity securities	493,595	134,841	358,754	0
Debt securities	574,910	0	574,910	0
Other	12,556	12,556	0	0
Total	$1,081,061	$147,397	$933,664	$0

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2022	$29,730
2023	33,975
2024	36,025
2025	39,813
2026	42,218
2027 - 2031	265,680

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $16.1 million in 2021, $15.8 million in 2020, and $14.9 million in 2019.  The Exchange and its subsidiaries reimbursed us for approximately 59% of the matching contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2021 and 2020.

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

At December 31, 2021, the plan awards for the 2019-2021 performance period, which will be granted as a cash award were fully vested. Distributions will be made in 2022 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2021 is $5.4 million. At December 31, 2020, the fully vested cash awards for the 2018-2020 performance period that were not deferred totaled $10.9 million and were paid to participants in June 2021. At December 31, 2019, the fully vested cash awards for the 2017-2019 performance period that were not deferred totaled $7.4 million and were paid to participants in June 2020. At December 31, 2018, the awards paid in cash for the 2016-2018 performance period were fully vested and resulted in a $8.2 million payment to plan participants in June 2019. The ECDC has determined that the plan awards for the 2020-2022 and 2021-2023 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards, net of forfeitures, was $3.0 million in 2021, $12.0 million in 2020, and $7.3 million in 2019. The related tax benefits recognized in income were $0.6 million in 2021, $2.5 million in 2020, and $1.5 million in 2019. The Exchange and its subsidiaries reimburse us for approximately 46% of the annual compensation cost of these plans. At December 31, 2021, there was $3.8 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in Class A shares of the Company stock until retirement or other separation from service from the Company. Participants are 100% vested at date of deferral. The shares are held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2021, the rabbi trust purchased 2,570 shares of our common stock in the open market at an average price of $232.81 for $0.6 million to satisfy the liability for the 2020 AIP awards and 17,881 shares at an average price of $191.25 for $3.4 million to satisfy the liability for the 2018-2020 LTIP performance period awards deferred under the incentive compensation deferral plan. In 2020, the rabbi trust purchased 3,934 shares of our common stock in the open market at an average price of $155.92 for $0.6 million to satisfy the liability for the 2019 AIP awards and 18,126 shares at an average share price of $185.31 for $3.4 million to satisfy the liability for the 2017-2019 LTIP performance period awards deferred under the incentive compensation deferral plan. In 2019, the rabbi trust purchased 4,387 shares of our common stock in the open market at an average price of $176.34 for $0.8 million to satisfy the liability for the 2018 AIP awards deferred under the incentive compensation deferral plan.

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

The rabbi trust purchased 5,238 shares of our common stock on the open market at an average price of $212.41 for $1.1 million in 2021, 7,401 shares at an average price of $201.78 for $1.5 million in 2020, and 7,370 shares at an average price of $194.62 for $1.4 million in 2019 to satisfy the liability of the stock compensation plan for outside directors. The shares are distributed to the outside director from the rabbi trust upon ending board service. The total compensation charged to operations related to these awards totaled $0.8 million, $0.9 million and $1.1 million in 2021, 2020 and 2019, respectively.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2021	2020	2019
Deferred executive compensation, beginning of the year	$32,223	$24,616	$26,182
Annual incentive plan awards	6,768	5,619	2,745
Long-term incentive plan awards	3,471	12,381	7,267
Employer match and hypothetical earnings on deferred compensation	3,043	2,962	2,700
Total plan awards and earnings	13,282	20,962	12,712
Total plan awards paid	(16,647)	(10,121)	(12,852)
Compensation deferred	4,765	4,668	1,579
Distributions from the deferred compensation plans	(811)	(2,081)	(797)
Forfeitures (1)	(473)	(356)	—
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,113)	(1,493)	(1,434)
Funding of rabbi trust for incentive compensation deferral plan	(4,018)	(3,972)	(774)
Deferred executive compensation, end of the year	$27,208	$32,223	$24,616

(1)    Forfeitures are the result of plan participants who separated from service with the Company and are recognized in the year they occur.

Equity compensation plan
We also have an equity compensation plan ("ECP") which is designed to reward key employees, as determined by the ECDC or the chief executive officer, who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of the Company's Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 5,000 shares in a calendar year. We do not issue new shares of common stock to satisfy plan awards. Share awards are settled through the repurchase of our Class A common stock on the open market. Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical reinvestment experience payable after expiration of the performance period. Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The ECP expires December 31, 2022, unless earlier amended or terminated by our Board of Directors. To address the impending expiration of the ECP, on February 17, 2022, our Board of Directors approved an Amendment and Restatement of the ECP (the "Amended and Restated ECP") that would extend the expiration date of the plan to December 31, 2031, unless further amended or earlier terminated by the Board. The terms of the Amended and Restated ECP are substantially similar to the current ECP and are subject to the approval of shareholders at our 2022 Annual Meeting.

To date, all awards have been satisfied with shares of our Class A common stock. In 2021, we purchased 978 Class A shares with an average share price of $242.01 and a market value of $0.2 million to satisfy the liability for the 2018 plan year. In 2020, we purchased 1,787 Class A shares with an average share price of $165.82 and a market value of $0.3 million to satisfy the liability for the 2017 plan year. In 2019, we purchased 3,246 shares with an average share price of $132.35 and a market value of $0.4 million to satisfy the liability for the 2016 plan year. The total compensation charged to operations related to these ECP awards was $0.2 million in 2021, $0.7 million in 2020, and $0.5 million in 2019. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 33%, 59%, and 49% of the awards paid in 2021, 2020, and 2019 respectively. Unearned compensation expense of $0.2 million is expected to be recognized over a period of three years.

Note 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2021	2020	2019
Current income tax expense	$80,398	$80,373	$76,535
Deferred income tax (benefit) expense	(1,854)	(5,162)	3,349
Income tax expense	$78,544	$75,211	$79,884

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2021	2020	2019
Income tax at statutory rate	$79,045	$77,388	$83,308
Tax-exempt interest	—	—	(123)
Decrease in unrecognized tax benefits	—	—	(3,088)
Other, net	(501)	(2,177)	(213)
Income tax expense	$78,544	$75,211	$79,884

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2021	2020
Deferred tax assets:
Pension and other postretirement benefits	$21,545	$29,065
Other employee benefits	15,273	14,544
Deferred revenue	3,963	3,872
Allowance for management fee returned on cancelled policies	3,330	3,515
Unrealized losses on investments	—	1,083
Other	3,484	2,692
Total deferred tax assets	47,595	54,771
Deferred tax liabilities:
Depreciation	35,204	29,978
Unrealized gains on investments	8,713	7,540
Prepaid expenses	2,458	3,800
Other	1,075	1,112
Total deferred tax liabilities	47,450	42,430
Net deferred tax asset	$145	$12,341

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2021 or 2020.

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(in thousands)
	2021	2020	2019
Balance at the beginning of the year	$0	$0	$3,088
Additions for prior year tax positions	—	—	4,631
Reductions for prior year tax positions	—	—	(7,719)
Balance at the end of the year	$0	$0	$0

The uncertain tax position including $3.1 million of tax expense and $0.9 million of interest expense recorded in a prior year was settled during 2019. This settlement reduced our effective tax rate by 1.0% in 2019. The amounts recorded in a prior year resulted from the difference in measuring the tax liability at the previous tax rate and the current enacted tax rate.

Tax years ending December 31, 2020, 2019 and 2018 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 12.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2021, 2020 or 2019.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2021, 2020 or 2019.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2021, based upon trade date.

We made stock repurchases in 2021, 2020, and 2019 outside of our publicly announced share repurchase program related to stock-based awards. See Note 10, "Incentive and Deferred Compensation Plans" for additional information.

Note 13.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2021			2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of year	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475	$(9,169)	$(1,926)	$(7,243)
OCI (loss) before reclassifications	(16,474)	(3,460)	(13,014)	22,074	4,636	17,438	19,257	4,044	15,213
Realized investment gains	(5,131)	(1,078)	(4,053)	(1,335)	(280)	(1,055)	(4,619)	(970)	(3,649)
Impairment (recoveries) losses	(57)	(12)	(45)	2,981	626	2,355	195	41	154
OCI (loss)	(21,662)	(4,550)	(17,112)	23,720	4,982	18,738	14,833	3,115	11,718
AOCI, end of year	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)	$(155,749)	$(32,708)	$(123,041)
OCI (loss) before reclassifications	71,032	14,917	56,115	11,832	2,485	9,347	(4,085)	(858)	(3,227)
Amortization of prior service costs (1)	1,428	300	1,128	1,343	282	1,061	1,394	293	1,101
Amortization of net actuarial loss (1)	16,106	3,382	12,724	12,125	2,546	9,579	4,840	1,016	3,824
OCI	88,566	18,599	69,967	25,300	5,313	19,987	2,149	451	1,698
AOCI (loss), end of year	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)

Total
AOCI (loss), beginning of year	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)	$(164,918)	$(34,634)	$(130,284)
Investment securities	(21,662)	(4,550)	(17,112)	23,720	4,982	18,738	14,833	3,115	11,718
Pension and other postretirement plans	88,566	18,599	69,967	25,300	5,313	19,987	2,149	451	1,698
OCI	66,904	14,049	52,855	49,020	10,295	38,725	16,982	3,566	13,416
AOCI (loss), end of year	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)

(1)These components of AOCI (loss) are included in the computation of net periodic pension cost. See Note 9, "Postretirement Benefits", for additional information.

Note 14.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2021, 2020 and 2019. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2022.

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

Shared facilities
We leased the home office from the Exchange until December 31, 2021, at which time we purchased the home office properties from the Exchange to align the ownership interest of these facilities with the functions being performed at the home office campus which are mainly Indemnity's management operations. See Note 7, "Fixed Assets" for additional information. Lease expense totaled $6.1 million in 2021, 2020 and 2019, respectively. Operating expenses, including utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements totaled $15.7 million in both 2021 and 2020, respectively, and $16.7 million in 2019. The Exchange and its subsidiaries reimbursed us for rent costs and related operating expenses of shared facilities used to perform administrative services, which are allocated based upon usage or square footage occupied. Reimbursements related to the use of this space totaled $4.8 million, $4.6 million, and $4.2 million in 2021, 2020, and 2019, respectively.

Effective July 1, 2021, the Exchange and its subsidiaries entered into a service agreement with Indemnity to use space in Indemnity-owned properties. The amount charged is based on rental rates of like property in Erie, Pennsylvania and the usage or square footage occupied. In 2021, income earned from the Exchange and its subsidiaries for the use of space totaled $0.2 million. Operating expenses including utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements are allocated based upon usage or square footage occupied. The home office was added to this agreement effective January 1, 2022.

Note 15. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $479.1 million and $494.6 million at December 31, 2021 and 2020, respectively. Upon adoption of ASU 2016-13, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". The current expected credit loss allowance was $0.5 million and $0.6 million at December 31, 2021 and 2020, respectively.

Note 16.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2021, the total loans executed under this agreement totaled $25.8 million, of which our portion of the loans is $9.6 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2021, our maximum potential amount of future payments on the guaranteed portion is $2.9 million. All loan payments under the participation program are current as of December 31, 2021.

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

Note 17.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2021	2020	2019

Cash flows from operating activities:
Net income	$297,860	$293,304	$316,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,210	21,195	16,813
Deferred income tax (benefit) expense	(1,854)	(5,162)	3,349
Lease amortization expense	11,887	13,108	13,959
Realized (gains) and impairment (recoveries) losses on investments	(2,307)	(3,114)	(5,908)
(Gain) loss on disposal of fixed assets	(13)	(15)	75
Net investment (income) loss	(25,944)	5,878	543
(Decrease) increase in deferred compensation	(5,006)	7,611	(1,541)
Decrease (increase) in receivables from affiliates	15,514	(26,548)	(19,505)
Increase in accrued investment income	(157)	(713)	(170)
Decrease in prepaid pension	52,755	41,227	28,798
Decrease (increase) in prepaid expenses and other assets	12,161	(4,771)	(1,707)
Decrease in accounts payable and accrued expenses	(4,823)	(14,307)	(3,627)
Increase (decrease) in commissions payable	8,408	(625)	21,390
Increase (decrease) in accrued agent bonuses	10,279	14,105	(7,409)
(Decrease) increase in contract liability	(3,176)	1,422	2,646
Net cash provided by operating activities	$402,794	$342,595	$364,527

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2021.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Timothy G. NeCastro	Gregory J. Gutting	Julie M. Pelkowski
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 24, 2022	February 24, 2022	February 24, 2022

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2021 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Erie Indemnity Company

Opinion on Internal Control over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2021 and 2020, and the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2021	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	61	President and Chief Executive Officer since January 2017; Chief Executive Officer, August 2016 through December 2016; President and Chief Executive Officer Designate, June 2016 through July 2016; Senior Vice President, West Region, February 2010 through June 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Lorianne Feltz	52	Executive Vice President, Claims & Customer Service since November 2016; Senior Vice President, Customer Service, January 2011 through October 2016.

Gregory J. Gutting	58	Executive Vice President and Chief Financial Officer since August 2016; Interim Executive Vice President and Chief Financial Officer, October 2015 through July 2016; Senior Vice President and Controller, March 2009 through September 2015; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III *	63	Executive Vice President and Chief Information Officer since August 2012; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	47	Executive Vice President, Sales & Products since November 2016; Senior Vice President, Personal Lines, November 2008 through October 2016.
* Retired effective December 31, 2021

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Statements of Operations for the three years ended December 31, 2021, 2020 and 2019
•Statements of Comprehensive Income for the three years ended December 31, 2021, 2020 and 2019
•Statements of Financial Position as of December 31, 2021 and 2020
•Statements of Shareholders' Equity for the three years ended December 31, 2021, 2020 and 2019
•Statements of Cash Flows for the three years ended December 31, 2021, 2020 and 2019
•Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	80

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

4.1
Erie Indemnity Company Description of Capital Stock. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 25, 2021.

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

Exhibit
Number	Description of Exhibit

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

10.206
Tenth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2020. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.207
Second Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 24, 2020. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.208
Second Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.209
Second Amendment to Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.210
Eleventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated July 7, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.211
Eighth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated July 15, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.212
Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, dated July 1, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.213
Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 29, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

Exhibit
Number	Description of Exhibit
10.214
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 29, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.215
Retirement Agreement between Erie Indemnity Company and Robert C. Ingram, III dated December 30, 2021. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on January 6, 2022.

10.216*	Ninth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated October 21, 2021.

10.217*	First Amendment to Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As of July 29, 2015), dated December 21, 2021.

10.218*	Post-2021 Deferred Compensation Plan of the Erie Indemnity Company, effective January 1, 2022, dated December 9, 2021.

10.219*	Second Amendment to Erie Indemnity Company Deferred Stock Plan for Outside Directors (As of July 29, 2015), dated December 21, 2021.

10.220*	Third Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 21, 2021.

10.221*	Fourth Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 21, 2021.

10.222*	Third Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 21, 2021.

10.223*	Third Amendment to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009), dated December 21, 2021.

10.224*
Appointment of Administrator to Deferred Compensation Plan of Erie Indemnity Company, Erie Indemnity Company Incentive Compensation Deferral Plan, and Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, dated December 21, 2021.

10.225*	Fourth Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of December 28, 2021.

10.226*	Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), Dated January 1, 2022.

14.3	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.4	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit
Number	Description of Exhibit
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2022	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 24, 2022	/s/ Timothy G. NeCastro
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