Form 10-Q
period 2022-03-31
ERIE INDEMNITY CO
filed 2022-04-28
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 22, 2022.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 22, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
Operating revenue
Management fee revenue - policy issuance and renewal services	$487,992	$455,718
Management fee revenue - administrative services	14,313	14,847
Administrative services reimbursement revenue	163,327	153,533
Service agreement revenue	6,478	6,079
Total operating revenue	672,110	630,177

Operating expenses
Cost of operations - policy issuance and renewal services	424,471	400,549
Cost of operations - administrative services	163,327	153,533
Total operating expenses	587,798	554,082
Operating income	84,312	76,095

Investment income
Net investment income	10,504	17,097
Net realized and unrealized investment (losses) gains	(7,279)	804
Net impairment (losses) recoveries recognized in earnings	(216)	87
Total investment income	3,009	17,988

Interest expense	999	1,009
Other income (expense)	473	(519)
Income before income taxes	86,795	92,555
Income tax expense	18,176	18,989
Net income	$68,619	$73,566

Net income per share
Class A common stock – basic	$1.47	$1.58
Class A common stock – diluted	$1.31	$1.41
Class B common stock – basic and diluted	$221	$237

Weighted average shares outstanding – Basic
Class A common stock	46,188,761	46,188,860
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,300,501	52,315,958
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.110	$1.035
Class B common stock	$166.50	$155.25

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2022	2021
Net income	$68,619	$73,566

Other comprehensive loss, net of tax
Change in unrealized holding losses on available-for-sale securities	(26,919)	(8,752)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,730	3,463
Total other comprehensive loss, net of tax	(25,189)	(5,289)
Comprehensive income	$43,430	$68,277

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$141,305	$183,702
Available-for-sale securities	46,155	38,396
Receivables from Erie Insurance Exchange and affiliates, net	478,754	479,123
Prepaid expenses and other current assets	78,877	56,206
Accrued investment income	6,255	6,303
Total current assets	751,346	763,730

Available-for-sale securities, net	877,165	907,689
Equity securities	78,069	87,743
Fixed assets, net	396,072	374,802
Agent loans, net	61,579	58,683
Deferred income taxes, net	9,818	145
Other assets	49,804	49,265
Total assets	$2,223,853	$2,242,057

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$287,989	$270,746
Agent bonuses	31,507	120,437
Accounts payable and accrued liabilities	186,386	138,317
Dividends payable	51,693	51,693
Contract liability	34,872	34,935
Deferred executive compensation	6,752	12,637
Current portion of long-term borrowings	2,132	2,098
Total current liabilities	601,331	630,863

Defined benefit pension plans	139,231	130,383
Long-term borrowings	91,177	91,734
Contract liability	17,493	17,686
Deferred executive compensation	13,821	14,571
Other long-term liabilities	26,600	14,342
Total liabilities	889,653	899,579

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,481	16,496
Accumulated other comprehensive loss	(50,477)	(25,288)
Retained earnings	2,512,116	2,495,190
Total contributed capital and retained earnings	2,480,290	2,488,568
Treasury stock, at cost; 22,110,132 shares held	(1,168,332)	(1,167,828)
Deferred compensation	22,242	21,738
Total shareholders’ equity	1,334,200	1,342,478
Total liabilities and shareholders’ equity	$2,223,853	$2,242,057

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2022 and 2021
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					68,619			68,619
Other comprehensive loss				(25,189)				(25,189)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(802)	802	0
Rabbi trust distribution (2)						298	(298)	0
Balance, March 31, 2022	$1,992	$178	$16,481	$(50,477)	$2,512,116	$(1,168,332)	$22,242	$1,334,200

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					73,566			73,566
Other comprehensive loss				(5,289)				(5,289)
Dividends declared:
Class A $1.035 per share					(47,806)			(47,806)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(846)	846	0
Rabbi trust distribution (2)						876	(876)	0
Balance, March 31, 2021	$1,992	$178	$16,496	$(83,432)	$2,418,989	$(1,163,640)	$17,550	$1,208,133

(1)Net purchases of treasury stock in 2022 and 2021 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to an incentive compensation deferral plan participant in 2022 and a retired director in 2021.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Management fee received	$490,360	$486,040
Administrative services reimbursements received	193,919	157,692
Service agreement fee received	6,304	6,079
Net investment income received	9,510	9,873
Commissions paid to agents	(230,831)	(219,346)
Agents bonuses paid	(122,093)	(111,099)
Salaries and wages paid	(71,228)	(68,373)
Employee benefits paid	(11,470)	(8,152)
General operating expenses paid	(57,477)	(56,456)
Administrative services expenses paid	(182,437)	(161,731)
Income taxes recovered (paid)	17	(1)
Interest paid	(1,021)	(1,044)
Net cash provided by operating activities	23,553	33,482

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(91,055)	(75,183)
Equity securities	(4,619)	(18,819)
Other investments	—	(349)
Proceeds from investments:
Available-for-sale securities sales	48,291	31,238
Available-for-sale securities maturities/calls	42,699	45,145
Equity securities	8,984	16,326
Other investments	371	819
Purchase of fixed assets	(15,458)	(11,146)
Proceeds from disposal of fixed assets	30	0
Loans to agents	(5,195)	(997)
Collections on agent loans	2,220	2,138
Net cash used in investing activities	(13,732)	(10,828)

Cash flows from financing activities
Dividends paid to shareholders	(51,693)	(48,200)
Net payments on long-term borrowings	(525)	(502)
Net cash used in financing activities	(52,218)	(48,702)

Net decrease in cash and cash equivalents	(42,397)	(26,048)
Cash and cash equivalents, beginning of period	183,702	161,240
Cash and cash equivalents, end of period	$141,305	$135,192

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$17,673	$17,098
Operating lease assets obtained in exchange for new operating lease liabilities	$1,008	$68

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

Coronavirus ("COVID-19") pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic and pandemic conditions have created an inflationary environment which may impact estimated loss reserves and future premium rates of the Exchange. The uncertainty resulting from COVID-19 and subsequent resulting conditions continues to evolve and the ultimate impact and duration remains uncertain at this time. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impact on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

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

The first performance obligation is to provide policy issuance and renewal services that result in executed insurance policies between the Exchange or one of its insurance subsidiaries and the subscriber (policyholder). The subscriber (policyholder) receives economic benefits when substantially all the policy issuance or renewal services are complete and an insurance policy is issued or renewed by the Exchange or one of its insurance subsidiaries. It is at the time of policy issuance or renewal that the allocated portion of revenue is recognized.

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three months ending March 31, 2022, we recognized revenue of $12.7 million that was included in the contract liabilities balance as of December 31, 2021. During the three months ended March 31, 2021, we recognized revenue of $13.3 million that was included in the contract liabilities balance as of December 31, 2020. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended March 31,
(in thousands)	2022	2021
Management fee revenue - policy issuance and renewal services	$487,992	$455,718

Management fee revenue - administrative services	14,313	14,847
Administrative services reimbursement revenue	163,327	153,533
Total administrative services revenue	$177,640	$168,380

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended March 31,
	2022			2021
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$68,057	46,188,761	$1.47	$72,964	46,188,860	$1.58
Dilutive effect of stock-based awards	0	10,940	—	0	26,298	—
Assumed conversion of Class B shares	562	6,100,800	—	602	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$68,619	52,300,501	$1.31	$73,566	52,315,958	$1.41
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$562	2,542	$221	$602	2,542	$237

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2022, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$577,724	$0	$566,797	$10,927
Collateralized debt obligations	101,297	0	101,297	0
Commercial mortgage-backed securities	81,101	0	70,504	10,597
Residential mortgage-backed securities	143,815	0	143,603	212
Other debt securities	18,444	0	18,444	0
U.S. Treasury	939	0	939	0
Total available-for-sale securities	923,320	0	901,584	21,736
Equity securities:
Financial services sector	61,917	632	59,268	2,017
Utilities sector	6,886	0	6,886	0
Energy sector	6,177	12	6,165	0
Consumer sector	3,089	0	3,089	0
Total equity securities	78,069	644	75,408	2,017
Total	$1,001,389	$644	$976,992	$23,753

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$573,165	$0	$567,909	$5,256
Collateralized debt obligations	115,462	0	115,462	0
Commercial mortgage-backed securities	89,324	0	73,596	15,728
Residential mortgage-backed securities	139,922	0	131,108	8,814
Other debt securities	23,920	0	23,920	0
U.S. Treasury	4,292	0	4,292	0
Total available-for-sale securities	946,085	0	916,287	29,798
Equity securities:
Financial services sector	71,722	1,624	68,015	2,083
Utilities sector	6,259	0	6,259	0
Energy sector	6,448	10	6,438	0
Consumer sector	3,314	0	3,314	0
Total equity securities	87,743	1,634	84,026	2,083
Total	$1,033,828	$1,634	$1,000,313	$31,881

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$13	$(55)	$3,984	$(508)	$3,549	$(1,312)	$10,927
Commercial mortgage-backed securities	15,728	(116)	(839)	0	(500)	1,460	(5,136)	10,597
Residential mortgage-backed securities	8,814	25	(336)	0	(2,755)	0	(5,536)	212
Total available-for-sale securities	29,798	(78)	(1,230)	3,984	(3,763)	5,009	(11,984)	21,736
Equity securities	2,083	(66)	0	0	0	0	0	2,017
Total Level 3 securities	$31,881	$(144)	$(1,230)	$3,984	$(3,763)	$5,009	$(11,984)	$23,753

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$6	$42	$782	$(370)	$1,202	$(2,027)	$5,460
Commercial mortgage-backed securities	19,462	(95)	(437)	2,265	(5)	1,230	(6,179)	16,241
Residential mortgage-backed securities	937	(3)	(1)	0	(252)	0	(208)	473
Other debt securities	0	0	2	528	(9)	0	0	521
Total available-for-sale securities	26,224	(92)	(394)	3,575	(636)	2,432	(8,414)	22,695
Equity securities	0	0	0	0	0	1,090	0	1,090
Total Level 3 securities	$26,224	$(92)	$(394)	$3,575	$(636)	$3,522	$(8,414)	$23,785
(1)These amounts are reported as net investment income and net realized and unrealized investment gains (losses) for each of the periods presented above.
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

	March 31, 2022		December 31, 2021
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$69,342	$64,826	$66,368	$68,957
Long-term borrowings (2)	93,546	93,294	94,070	103,981
(1)The discount rate used to calculate fair value at March 31, 2022 is reflective of an increase in the BB+ financial yield curve.
(2)The discount rate used to calculate fair value at March 31, 2022 is reflective of an increase in U.S. Treasury bond yields.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	March 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$591,772	$1,304	$15,352	$577,724
Collateralized debt obligations	102,058	218	979	101,297
Commercial mortgage-backed securities	84,624	104	3,627	81,101
Residential mortgage-backed securities	150,841	24	7,050	143,815
Other debt securities	19,292	45	893	18,444
U.S. Treasury	997	0	58	939
Total available-for-sale securities, net	$949,584	$1,695	$27,959	$923,320

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$565,997	$9,663	$2,495	$573,165
Collateralized debt obligations	115,344	456	338	115,462
Commercial mortgage-backed securities	88,636	1,465	777	89,324
Residential mortgage-backed securities	140,217	1,007	1,302	139,922
Other debt securities	23,859	197	136	23,920
U.S. Treasury	4,226	73	7	4,292
Total available-for-sale securities, net	$938,279	$12,861	$5,055	$946,085

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2022 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$46,013	$46,104
Due after one year through five years	401,680	392,696
Due after five years through ten years	204,733	200,244
Due after ten years	297,158	284,276
Total available-for-sale securities (1)	$949,584	$923,320
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statements of Financial Position at March 31, 2022.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$421,303	$13,257	$30,331	$2,095	$451,634	$15,352	892
Collateralized debt obligations	74,277	771	14,477	208	88,754	979	135
Commercial mortgage-backed securities	67,202	3,027	2,894	600	70,096	3,627	125
Residential mortgage-backed securities	129,659	6,348	6,539	702	136,198	7,050	137
Other debt securities	16,382	893	0	0	16,382	893	35
U.S. Treasury	939	58	0	0	939	58	2
Total available-for-sale securities	$709,762	$24,354	$54,241	$3,605	$764,003	$27,959	1,326
Quality breakdown of available-for-sale securities:
Investment grade	$614,243	$21,202	$45,917	$3,275	$660,160	$24,477	634
Non-investment grade	95,519	3,152	8,324	330	103,843	3,482	692
Total available-for-sale securities	$709,762	$24,354	$54,241	$3,605	$764,003	$27,959	1,326

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$179,281	$1,912	$12,494	$583	$191,775	$2,495	441
Collateralized debt obligations	64,270	278	9,370	60	73,640	338	104
Commercial mortgage-backed securities	28,001	595	917	182	28,918	777	61
Residential mortgage-backed securities	89,460	1,278	441	24	89,901	1,302	98
Other debt securities	14,576	136	0	0	14,576	136	24
U.S. Treasury	388	7	0	0	388	7	1
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Quality breakdown of available-for-sale securities:
Investment grade	$330,697	$3,801	$17,112	$434	$347,809	$4,235	366
Non-investment grade	45,279	405	6,110	415	51,389	820	363
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729

Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both March 31, 2022 and December 31, 2021. The current expected credit loss allowance on available-for-sale securities was $0.2 million at March 31, 2022 and less than $0.1 million at December 31, 2021.

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2022	2021
Available-for-sale securities	$6,358	$6,197
Equity securities	988	1,202
Limited partnerships (1)	2,775	9,046
Cash equivalents and other	785	977
Total investment income	10,906	17,422
Less: investment expenses	402	325
Investment income, net of expenses	$10,504	$17,097
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

Realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2022	2021
Available-for-sale securities:
Gross realized gains	$491	$1,923
Gross realized losses	(2,571)	(440)
Net realized (losses) gains on available-for-sale securities	(2,080)	1,483
Equity securities	(5,201)	(679)
Miscellaneous	2	0
Net realized and unrealized investment (losses) gains	$(7,279)	$804

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2022	2021
Equity securities:
Net losses recognized during the period	$(5,201)	$(679)
Less: net losses recognized on securities sold	(280)	(289)
Net unrealized losses recognized on securities held at reporting date	$(4,921)	$(390)

Net impairment (losses) recoveries recognized in earnings
Impairments on available-for-sale securities were as follows for the three months ended March 31:

(in thousands)	2022	2021
Available-for-sale securities:
Intent to sell	$(70)	$—
Credit (impaired) recovered	(146)	87
Net impairment (losses) recoveries recognized in earnings	$(216)	$87

Note 7.  Borrowing Arrangements

Bank line of credit
As of March 31, 2022, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of March 31, 2022, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduces the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2022.  Investments with a fair value of $110.9 million were pledged as collateral on the line at March 31, 2022. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of March 31, 2022. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at March 31, 2022.

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. Investments with a fair value of $110.0 million were pledged as collateral for the facility and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of March 31, 2022. The bank requires compliance with certain covenants, which include leverage ratios, debt restrictions and minimum net worth, for our Credit Facility. We are in compliance with all covenants at March 31, 2022.

The remaining unpaid balance from the Credit Facility is reported at carrying value, net of unamortized loan origination and commitment fees, as long-term borrowings on our Statements of Financial Position. See Note 5, "Fair Value" for the estimated fair value of these borrowings.

Annual principal and interest payments
The following table sets forth future principal and interest payments:

(in thousands)
Year	Principal payments	Interest payments	Total
2022	$1,574	$3,063	$4,637
2023	2,226	3,957	6,183
2024	2,302	3,881	6,183
2025	2,448	3,735	6,183
2026	2,556	3,627	6,183
Thereafter	82,440	41,108	123,548

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

The cost of our pension plans are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Service cost for benefits earned	$12,560	$13,260
Interest cost on benefits obligation	9,941	9,206
Expected return on plan assets	(13,639)	(12,569)
Prior service cost amortization	361	357
Net actuarial loss amortization	1,830	4,027
Pension plan cost (1)	$11,053	$14,281
(1)The components of pension plan costs other than the service cost component are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2022 and 2021, our effective tax rate was 20.9% and 20.5%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2022 and the year ended December 31, 2021. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2022 and the year ended December 31, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2022.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213
OCI (loss) before reclassifications	(36,371)	(7,638)	(28,733)	(9,508)	(1,997)	(7,511)
Realized investment losses (gains)	2,080	437	1,643	(1,483)	(311)	(1,172)
Impairment losses (recoveries)	216	45	171	(87)	(18)	(69)
OCI (loss)	(34,075)	(7,156)	(26,919)	(11,078)	(2,326)	(8,752)
AOCI (loss), end of period	$(26,353)	$(5,535)	$(20,818)	$18,306	$3,845	$14,461

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)
Amortization of prior service costs	361	76	285	357	75	282
Amortization of net actuarial loss	1,830	385	1,445	4,026	845	3,181
OCI	2,191	461	1,730	4,383	920	3,463
AOCI (loss), end of period	$(37,543)	$(7,884)	$(29,659)	$(123,917)	$(26,024)	$(97,893)

Total
AOCI (loss), beginning of period	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)
Investment securities	(34,075)	(7,156)	(26,919)	(11,078)	(2,326)	(8,752)
Pension and other postretirement plans	2,191	461	1,730	4,383	920	3,463
OCI (loss)	(31,884)	(6,695)	(25,189)	(6,695)	(1,406)	(5,289)
AOCI (loss), end of period	$(63,896)	$(13,419)	$(50,477)	$(105,611)	$(22,179)	$(83,432)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $478.8 million and $479.1 million at March 31, 2022 and December 31, 2021, respectively, which includes a current expected credit loss allowance of $0.5 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2022, loans executed under this agreement totaled $38.2 million, of which our portion of the loans is $13.4 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2022, our maximum potential amount of future payments on the guaranteed portion is $4.7 million. All loan payments under the participation program are current as of March 31, 2022.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

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

While we were not required to close our physical locations under the state mandated closure of nonessential services, out of concern for the health and safety of our employees, over 90% of our workforce has been working remote since March 2020. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a dedicated team responsible for the development and implementation of a return to office plan. We began a phased return of our workforce in April 2022 and expect to continue reopening our offices over the next several months. Consistent with our process from the beginning of the pandemic, we will prioritize the health and safety of our employees and adjust when and where appropriate.

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2022	2021	% Change
	(Unaudited)
Operating income	$84,312	$76,095	10.8%
Total investment income	3,009	17,988	(83.3)
Interest expense	999	1,009	(1.0)
Other income (expense)	473	(519)	NM
Income before income taxes	86,795	92,555	(6.2)
Income tax expense	18,176	18,989	(4.3)
Net income	$68,619	$73,566	(6.7)%
Net income per share – diluted	$1.31	$1.41	(6.7)%
NM = not meaningful

Operating income increased in the first quarter of 2022, compared to the first quarter of 2021, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 7.1% to $488.0 million in the first quarter of 2022. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2022 and 2021. The direct and affiliated assumed premiums written by the Exchange increased 7.0% to $2.0 billion in the first quarter of 2022, compared to the same period in 2021.

Cost of operations for policy issuance and renewal services increased 6.0% to $424.5 million in the first quarter of 2022, compared to the same period in 2021, primarily due to higher commissions driven by direct and affiliated assumed written premium growth.

Management fee revenue for administrative services decreased 3.6% to $14.3 million in the first quarter of 2022, compared to the same period in 2021. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $163.3 million and $153.5 million in the first quarter of 2022 and 2021, respectively, but had no net impact on operating income.

Total investment income decreased $15.0 million in the first quarter of 2022 compared to the same period in 2021, primarily due to net realized and unrealized investment losses in 2022 and a decrease in net investment income.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange's operations and our management fee was exacerbated with the COVID-19 pandemic. Further, pandemic conditions have created an inflationary environment in recent months. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair cost inflation, and tort issues may impact estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impact to economic conditions remain uncertain as the pandemic and subsequent resulting conditions continue to evolve. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022 for a discussion of the potential impacts to our operations or those of the Exchange, including pandemics.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Although the conditions of the COVID-19 pandemic appear to be improving, the recent conflict between Russia and Ukraine has had a significant impact on the global financial markets. The value of our invested assets could be adversely impacted and there is potential for future losses and/or impairments on our investment portfolio due to the ongoing pandemic, the Russian/Ukraine war, and the resulting conditions including inflationary pressures and rising interest rates.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2022 and 2021.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative service reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation percentages between the two performance obligations. The change in allocation will not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,010,197	$1,878,182	7.0%
Management fee rate	24.3%	24.3%
Management fee revenue	488,478	456,398	7.0
Change in estimate for management fee returned on cancelled policies (1)	(486)	(680)	28.6
Management fee revenue - policy issuance and renewal services	$487,992	$455,718	7.1%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,010,197	$1,878,182	7.0%
Management fee rate	0.7%	0.7%
Management fee revenue	14,071	13,147	7.0
Change in contract liability (2)	238	1,707	(86.1)
Change in estimate for management fee returned on cancelled policies (1)	4	(7)	NM
Management fee revenue - administrative services	14,313	14,847	(3.6)
Administrative services reimbursement revenue	163,327	153,533	6.4
Total revenue from administrative services	$177,640	$168,380	5.5%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 7.0% to $2.0 billion in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by increased homeowners and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.1% in the first quarter of 2022 compared to 2.8% in the first quarter of 2021.  The year-over-year average premium per policy for all lines of business increased 1.5% at March 31, 2022 compared to a decrease of 1.5% at March 31, 2021. The year-over-year average premium per policy at March 31, 2021 was impacted by the rate reductions for personal and commercial auto policies written between July 1, 2020 and March 31, 2021, in response to lower driving activity as a result of the COVID-19 pandemic.

New business premiums increased 4.0% to $249 million in the first quarter of 2022 compared to the same period in 2021, primarily driven by increased premiums written in the commercial multi-peril lines. Contributing to this change was a 6.3% increase in year-over-year average premium per policy on new business, somewhat offset by a 4.7% decrease in new business policies written in the first quarter of 2022. New business premiums increased 19.7% to $239 million in the first quarter of 2021 compared to the same period in 2020 due primarily to increased personal lines premiums written. In the first quarter of 2021, new business policies written increased 22.4%, partially offset by a 5.8% decrease in year-over-year average premium per policy.

Premiums generated from renewal business increased 7.5% to $1.8 billion in the first quarter of 2022 compared to the first quarter of 2021 and decreased 0.5% to $1.6 billion in the first quarter of 2021 compared to the first quarter of 2020.  Underlying the trend in renewal business premiums was a slight increase in the policy retention ratio and a 0.9% increase in year-over-year average premium per policy at March 31, 2022, compared to a 0.8% decrease in year-over-year average premium per policy at March 31, 2021.

Personal lines – Total personal lines premiums written increased 5.6% to $1.3 billion in the first quarter of 2022, compared to 1.3% in the first quarter of 2021, driven by a 3.0% increase in total personal lines policies in force and a 0.5% increase in total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 10.0% to $674 million in the first quarter of 2022, compared to 2.4% in the first quarter of 2021, driven by a 3.8% increase in total commercial lines year-over-year average premium per policy and a 3.4% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Future premiums could be impacted by changes resulting from the COVID-19 pandemic, including potential regulatory changes and inflationary trends, among others. Longer-term, increased driving activity may result in future rate increases due to higher claims frequency and severity. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services	$487,992	$455,718	7.1%
Service agreement revenue	6,478	6,079	6.6
	494,470	461,797	7.1
Cost of policy issuance and renewal services	424,471	400,549	6.0
Operating income - policy issuance and renewal services	$69,999	$61,248	14.3%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% of the direct and affiliated assumed premiums written by the Exchange for both three month periods ended March 31, 2022 and 2021.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  In July 2021, we began receiving service agreement revenue from the Exchange for the use of shared office space. The increase in service agreement revenue is due to the previously mentioned agreement with the Exchange, somewhat offset by a decrease in service charges from subscribers/policyholders due to the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
	(Unaudited)
Commissions:
Total commissions	$281,135	$261,381	7.6%
Non-commission expense:
Underwriting and policy processing	$41,054	$40,588	1.1%
Information technology	45,666	46,405	(1.6)
Sales and advertising	12,725	10,943	16.3
Customer service	8,347	8,798	(5.1)
Administrative and other	35,544	32,434	9.6
Total non-commission expense	143,336	139,168	3.0
Total cost of policy issuance and renewal services	$424,471	$400,549	6.0%

Commissions – Commissions increased $19.8 million in the first quarter of 2022 compared to the same period in 2021, primarily driven by the growth in direct and affiliated assumed written premium, primarily in lines of business that pay a higher commission rate. The estimated agent incentive payouts at March 31, 2022 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2022.

Non-commission expense – Non-commission expense increased $4.2 million in the first quarter of 2022 compared to the first quarter of 2021. Sales and advertising increased $1.8 million primarily due to agent related expenses. Administrative and other costs increased $3.1 million primarily due to an increase in professional fees compared to the same period in 2021.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
	(Unaudited)
Management fee revenue - administrative services	$14,313	$14,847	(3.6)%
Administrative services reimbursement revenue	163,327	153,533	6.4
Total revenue allocated to administrative services	177,640	168,380	5.5
Administrative services expenses
Claims handling services	142,496	132,470	7.6
Investment management services	9,891	9,714	1.8
Life management services	10,940	11,349	(3.6)
Operating income - administrative services	$14,313	$14,847	(3.6)%

Administrative services
The management fee revenue allocated to administrative services was 0.7% of the direct and affiliated assumed premiums written by the Exchange for both three month periods ended March 31, 2022 and 2021. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the three months ended March 31:

(dollars in thousands)	2022	2021	% Change
	(Unaudited)
Net investment income	$10,504	$17,097	(38.6)%
Net realized and unrealized investment (losses) gains	(7,279)	804	NM
Net impairment (losses) recoveries recognized in earnings	(216)	87	NM
Total investment income	$3,009	$17,988	(83.3)%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income decreased $6.6 million in the first quarter of 2022, primarily due to equity in earnings of limited partnerships of $2.8 million in 2022 compared to equity in earnings of limited partnerships of $9.0 million in 2021.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows for the three months ended March 31:

(in thousands)	2022	2021
Securities sold:	(Unaudited)
Available-for-sale securities	$(2,080)	$1,483
Equity securities	(280)	(289)
Equity securities change in fair value	(4,921)	(390)
Miscellaneous	2	0
Net realized and unrealized investment (losses) gains	$(7,279)	$804

Net realized and unrealized losses during the first quarter of 2022 were primarily due to market value adjustments on equity securities and disposals of available-for-sale securities. Net realized and unrealized gains during the first quarter of 2021 were primarily due to disposals of available-for-sale securities.

Net impairment (losses) recoveries recognized in earnings
Net impairment (losses) recoveries during the first quarter of 2022 and 2021 were primarily related to available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 7.0% to $2.0 billion in the first quarter of 2022 compared to the first quarter of 2021. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $11.5 billion at March 31, 2022, $11.7 billion at December 31, 2021, and $11.3 billion at March 31, 2021. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.3% at March 31, 2022, 90.1% at December 31, 2021 and 90.0% at March 31, 2021.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. We are monitoring risks related to the COVID-19 pandemic on an ongoing basis and believe that the Exchange falls within defined risk tolerances. However, see Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2022	% to total	December 31, 2021	% to total
	(Unaudited)
Fixed maturities	$923,320	83%	$946,085	83%
Equity securities	78,069	7	87,743	8
Agent loans (1)	69,342	6	66,368	6
Other investments	38,602	4	36,846	3
Total investments	$1,109,333	100%	$1,137,042	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized losses on fixed maturities, net of deferred taxes, totaled $20.7 million at March 31, 2022, compared to net unrealized gains of $6.2 million at December 31, 2021.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	March 31, 2022 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,063	$0	$7,828	$10,891
Communications	0	8,375	8,081	15,284	17,425	49,165
Consumer	0	3,034	15,720	68,428	41,642	128,824
Diversified	0	0	0	0	1,408	1,408
Energy	0	3,990	7,382	20,982	7,685	40,039
Financial	0	0	79,322	127,830	17,691	224,843
Industrial	0	0	9,466	15,426	25,324	50,216
Structured securities (2)	122,348	181,012	26,518	14,779	0	344,657
Technology	4,991	0	5,512	21,130	14,484	46,117
U.S. Treasury	0	939	0	0	0	939
Utilities	0	0	3,536	18,077	4,608	26,221
Total	$127,339	$197,350	$158,600	$301,936	$138,095	$923,320
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	March 31, 2022	December 31, 2021
	(Unaudited)
Consumer	$3,089	$3,314
Energy	6,177	6,448
Financial services	61,917	71,722
Utilities	6,886	6,259
Total	$78,069	$87,743

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the ongoing COVID-19 pandemic and the Russia/Ukraine war and resulting conditions, including rising interest rates and inflationary costs. While we did not see a significant impact on our sources or uses of cash in the first quarter of 2022, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

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

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$23,553	$33,482
Net cash used in investing activities	(13,732)	(10,828)
Net cash used in financing activities	(52,218)	(48,702)
Net decrease in cash and cash equivalents	$(42,397)	$(26,048)

Net cash provided by operating activities was $23.6 million in the first three months of 2022, compared to $33.5 million in the first three months of 2021. Decreased cash provided by operating activities in the first three months of 2022 was primarily due to an increase in administrative services expenses paid of $20.7 million, commissions paid to agents of $11.5 million and agent bonuses paid of $11.0 million, partially offset by an increase in administrative service reimbursements received of $36.2 million in the first quarter of 2022 compared to the same period in 2021.

Net cash used in investing activities was $13.7 million in the first three months of 2022, compared to $10.8 million in the same period in 2021. Net cash used in investing activities in both periods was primarily driven by fixed asset purchases, as proceeds from sales and maturities/calls of investments were mostly offset by purchases of investments.

Net cash used in financing activities totaled $52.2 million in the first three months of 2022, compared to $48.7 million in the first three months of 2021. The increase in cash used in the first three months of 2022, compared to the same period in 2021, was due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2022, compared to 2021. There are no regulatory restrictions on the payment of dividends to our shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $141.3 million at March 31, 2022, 2) a $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $642.9 million at March 31, 2022.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2022, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of March 31, 2022, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of March 31, 2022. Investments with a fair value of $110.9 million were pledged as collateral on the line at March 31, 2022. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at March 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2022.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2021 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2022.
Certain geopolitical risks such as the COVID-19 pandemic and the Russia/Ukraine war may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the three months ended March 31, 2022. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This most recent complaint has essentially the same allegation of breach of fiduciary duty by Indemnity in connection with the setting of the management fee it receives, pursuant to the terms of the Subscribers Agreement executed between Indemnity and all policyholders of the Exchange, as compensation for acting as the attorney-in-fact in the management of the Exchange.

This most recent complaint seeks essentially the same relief, specifically, (i) a finding that Indemnity has breached its fiduciary duties; (ii) an award of damages in an amount to be determined at trial; and (iii) such other relief, including disgorgement of profits or other injunctive relief, that the Court deems just and proper.

A Notice of Removal to the United States District Court for the Western District of Pennsylvania was filed on January 27, 2022. On February 25, 2022, Plaintiffs filed a Motion to Remand the matter to state court. The Motion has been fully briefed and is now pending before the Court.

Indemnity intends to vigorously defend against all of the allegations and requests for relief in the complaint.

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the “All Writs Act” and the “Anti-Injunction Act.” By filing this complaint, Indemnity seeks to protect the federal court’s prior binding, final judgments in the Sullivan, Beltz and Ritz actions and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 13, Commitment and Contingencies, of Notes to Financial Statements".

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending March 31, 2022:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

January 1-31, 2022 (1)	1,786	$190.68	—	$17,754
February 1-28, 2022	—	—	—	17,754
March 1-31, 2022 (2)	4,133	170.33	—	17,754
Total	5,919	176.47	—

(1)Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.
(2)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,414 shares at an average price of $172.48 per share) and the incentive compensation deferral plan (2,719 shares at an average price of $169.21 per share).

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

Erie Indemnity Company
(Registrant)

Date:	April 28, 2022	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO