Form 10-Q
period 2022-06-30
ERIE INDEMNITY CO
filed 2022-07-28
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 22, 2022.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 22, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenue
Management fee revenue - policy issuance and renewal services	$544,555	$502,271	$1,032,547	$957,989
Management fee revenue - administrative services	14,476	14,667	28,789	29,514
Administrative services reimbursement revenue	160,675	157,190	324,002	310,723
Service agreement revenue	6,437	5,902	12,915	11,981
Total operating revenue	726,143	680,030	1,398,253	1,310,207

Operating expenses
Cost of operations - policy issuance and renewal services	461,468	437,775	885,939	838,324
Cost of operations - administrative services	160,675	157,190	324,002	310,723
Total operating expenses	622,143	594,965	1,209,941	1,149,047
Operating income	104,000	85,065	188,312	161,160

Investment income
Net investment income	8,268	13,650	18,772	30,747
Net realized and unrealized investment (losses) gains	(10,324)	2,769	(17,603)	3,573
Net impairment (losses) recoveries recognized in earnings	(38)	(1)	(254)	86
Total investment (loss) income	(2,094)	16,418	915	34,406

Interest expense	895	1,039	1,894	2,048
Other income (expense)	337	(548)	810	(1,067)
Income before income taxes	101,348	99,896	188,143	192,451
Income tax expense	21,201	20,867	39,377	39,856
Net income	$80,147	$79,029	$148,766	$152,595

Net income per share
Class A common stock – basic	$1.72	$1.70	$3.19	$3.28
Class A common stock – diluted	$1.53	$1.51	$2.84	$2.92
Class B common stock – basic and diluted	$258	$255	$479	$491

Weighted average shares outstanding – Basic
Class A common stock	46,188,845	46,188,289	46,188,803	46,188,573
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,296,139	52,302,370	52,298,321	52,309,163
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.11	$1.035	$2.22	$2.070
Class B common stock	$166.50	$155.25	$333.00	$310.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$80,147	$79,029	$148,766	$152,595

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(24,985)	2,676	(51,904)	(6,076)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,737	3,463	3,467	6,926
Total other comprehensive (loss) income, net of tax	(23,248)	6,139	(48,437)	850
Comprehensive income	$56,899	$85,168	$100,329	$153,445

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$90,324	$183,702
Available-for-sale securities	57,150	38,396
Receivables from Erie Insurance Exchange and affiliates, net	538,283	479,123
Prepaid expenses and other current assets	50,508	56,206
Accrued investment income	6,839	6,303
Total current assets	743,104	763,730

Available-for-sale securities, net	832,577	907,689
Equity securities	71,448	87,743
Fixed assets, net	402,475	374,802
Agent loans, net	61,865	58,683
Deferred income taxes, net	20,491	145
Other assets	48,262	49,265
Total assets	$2,180,222	$2,242,057

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$305,984	$270,746
Agent bonuses	55,146	120,437
Accounts payable and accrued liabilities	141,861	138,317
Dividends payable	51,693	51,693
Contract liability	35,836	34,935
Deferred executive compensation	6,045	12,637
Short-term borrowings	40,000	—
Current portion of long-term borrowings	—	2,098
Total current liabilities	636,565	630,863

Defined benefit pension plans	148,078	130,383
Long-term borrowings	—	91,734
Contract liability	17,740	17,686
Deferred executive compensation	11,199	14,571
Other long-term liabilities	27,234	14,342
Total liabilities	840,816	899,579

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,481	16,496
Accumulated other comprehensive loss	(73,725)	(25,288)
Retained earnings	2,540,570	2,495,190
Total contributed capital and retained earnings	2,485,496	2,488,568
Treasury stock, at cost; 22,110,132 shares held	(1,169,140)	(1,167,828)
Deferred compensation	23,050	21,738
Total shareholders’ equity	1,339,406	1,342,478
Total liabilities and shareholders’ equity	$2,180,222	$2,242,057

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2022 and 2021
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					68,619			68,619
Other comprehensive loss				(25,189)				(25,189)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(802)	802	0
Rabbi trust distribution (2)						298	(298)	0
Balance, March 31, 2022	$1,992	$178	$16,481	$(50,477)	$2,512,116	$(1,168,332)	$22,242	$1,334,200
Net income					80,147			80,147
Other comprehensive loss				(23,248)				(23,248)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(907)	907	0
Rabbi trust distribution (2)						99	(99)	0
Balance, June 30, 2022	$1,992	$178	$16,481	$(73,725)	$2,540,570	$(1,169,140)	$23,050	$1,339,406

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					73,566			73,566
Other comprehensive loss				(5,289)				(5,289)
Dividends declared:
Class A $1.035 per share					(47,806)			(47,806)
Class B $155.25 per share					(395)			(395)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(846)	846	0
Rabbi trust distribution (2)						876	(876)	0
Balance, March 31, 2021	$1,992	$178	$16,496	$(83,432)	$2,418,989	$(1,163,640)	$17,550	$1,208,133
Net income					79,029			79,029
Other comprehensive income				6,139				6,139
Dividends declared:
Class A $1.035 per share					(47,805)			(47,805)
Class B $155.25 per share					(394)			(394)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(3,668)	3,668	0
Rabbi trust distribution (2)						97	(97)	0
Balance, June 30, 2021	$1,992	$178	$16,496	$(77,293)	$2,449,819	$(1,167,211)	$21,121	$1,245,102

(1)Net purchases of treasury stock in 2022 and 2021 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to two incentive compensation deferral plan participants in 2022 and to a retired director and an incentive compensation deferral plan participant in 2021.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Management fee received	$1,019,016	$985,317
Administrative services reimbursements received	317,819	301,509
Service agreement fee received	12,742	11,981
Net investment income received	18,595	18,735
Commissions paid to agents	(493,058)	(464,550)
Agents bonuses paid	(126,902)	(115,678)
Salaries and wages paid	(114,075)	(113,452)
Employee benefits paid	(21,108)	(16,567)
General operating expenses paid	(132,297)	(126,373)
Administrative services expenses paid	(333,532)	(310,617)
Income taxes paid	(38,989)	(40,503)
Interest paid	(1,937)	(2,082)
Net cash provided by operating activities	106,274	127,720

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(211,492)	(168,671)
Equity securities	(7,157)	(28,408)
Other investments	(157)	(605)
Proceeds from investments:
Available-for-sale securities sales	123,758	59,203
Available-for-sale securities maturities/calls	74,628	99,788
Equity securities	10,131	29,856
Other investments	429	869
Purchase of fixed assets	(28,021)	(28,197)
Proceeds from disposal of fixed assets	156	0
Loans to agents	(8,769)	(2,930)
Collections on agent loans	4,298	3,584
Net cash used in investing activities	(42,196)	(35,511)

Cash flows from financing activities
Dividends paid to shareholders	(103,386)	(96,400)
Proceeds from short-term borrowings	55,000	—
Payments on short-term borrowings	(15,000)	—
Payments on long-term borrowings	(94,070)	(1,011)
Net cash used in financing activities	(157,456)	(97,411)

Net decrease in cash and cash equivalents	(93,378)	(5,202)
Cash and cash equivalents, beginning of period	183,702	161,240
Cash and cash equivalents, end of period	$90,324	$156,038

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$24,833	$13,024
Operating lease assets obtained in exchange for new operating lease liabilities	$1,487	$977

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

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

The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. A constraining estimate of variable consideration exists related to the potential for management fees to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and premiums are refunded to them. The constraining estimate is determined using the expected value method, based on both historical and current information. The estimated transaction price, as reduced by the constraint, reflects consideration expected for performance of our services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and six months ending June 30, 2022, we recognized revenue of $10.0 million and $22.7 million, respectively, that was included in the contract liabilities balance as of December 31, 2021. During the three and six months ended June 30, 2021, we recognized revenue of $10.6 million and $23.9 million, respectively, that was included in the contract liabilities balance as of December 31, 2020. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Management fee revenue - policy issuance and renewal services	$544,555	$502,271	$1,032,547	$957,989

Management fee revenue - administrative services	14,476	14,667	28,789	29,514
Administrative services reimbursement revenue	160,675	157,190	324,002	310,723
Total administrative services revenue	$175,151	$171,857	$352,791	$340,237

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2022			2021
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$79,491	46,188,845	$1.72	$78,382	46,188,289	$1.70
Dilutive effect of stock-based awards	0	6,494	—	0	13,281	—
Assumed conversion of Class B shares	656	6,100,800	—	647	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$80,147	52,296,139	$1.53	$79,029	52,302,370	$1.51
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$656	2,542	$258	$647	2,542	$255

	Six months ended June 30,
	2022			2021
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$147,548	46,188,803	$3.19	$151,346	46,188,573	$3.28
Dilutive effect of stock-based awards	0	8,718	—	0	19,790	—
Assumed conversion of Class B shares	1,218	6,100,800	—	1,249	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$148,766	52,298,321	$2.84	$152,595	52,309,163	$2.92
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,218	2,542	$479	$1,249	2,542	$491

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2022, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,123	$0	$547,014	$6,109
Collateralized debt obligations	99,219	0	99,219	0
Commercial mortgage-backed securities	68,849	0	59,978	8,871
Residential mortgage-backed securities	137,003	0	94,454	42,549
Other debt securities	20,382	0	20,382	0
U.S. Treasury	11,151	0	11,151	0
Total available-for-sale securities	889,727	0	832,198	57,529
Equity securities:
Financial services sector	57,841	512	55,463	1,866
Utilities sector	6,165	0	6,165	0
Energy sector	4,817	0	4,817	0
Consumer sector	2,625	0	2,625	0
Total equity securities	71,448	512	69,070	1,866
Total	$961,175	$512	$901,268	$59,395

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$573,165	$0	$567,909	$5,256
Collateralized debt obligations	115,462	0	115,462	0
Commercial mortgage-backed securities	89,324	0	73,596	15,728
Residential mortgage-backed securities	139,922	0	131,108	8,814
Other debt securities	23,920	0	23,920	0
U.S. Treasury	4,292	0	4,292	0
Total available-for-sale securities	946,085	0	916,287	29,798
Equity securities:
Financial services sector	71,722	1,624	68,015	2,083
Utilities sector	6,259	0	6,259	0
Energy sector	6,448	10	6,438	0
Consumer sector	3,314	0	3,314	0
Total equity securities	87,743	1,634	84,026	2,083
Total	$1,033,828	$1,634	$1,000,313	$31,881

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2022 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2022	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2022
Available-for-sale securities:
Corporate debt securities	$10,927	$(8)	$(334)	$950	$(2,611)	$2,225	$(5,040)	$6,109
Commercial mortgage-backed securities	10,597	(588)	181	0	(2,665)	2,875	(1,529)	8,871
Residential mortgage-backed securities	212	(1)	2	4,887	(91)	37,540	0	42,549
Total available-for-sale securities	21,736	(597)	(151)	5,837	(5,367)	42,640	(6,569)	57,529
Equity securities	2,017	(151)	0	0	0	0	0	1,866
Total Level 3 securities	$23,753	$(748)	$(151)	$5,837	$(5,367)	$42,640	$(6,569)	$59,395

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$5	$(389)	$4,934	$(3,119)	$5,774	$(6,352)	$6,109
Commercial mortgage-backed securities	15,728	(704)	(658)	0	(3,165)	4,335	(6,665)	8,871
Residential mortgage-backed securities	8,814	24	(334)	4,887	(2,846)	37,540	(5,536)	42,549
Total available-for-sale securities	29,798	(675)	(1,381)	9,821	(9,130)	47,649	(18,553)	57,529
Equity securities	2,083	(217)	0	0	0	0	0	1,866
Total Level 3 securities	$31,881	$(892)	$(1,381)	$9,821	$(9,130)	$47,649	$(18,553)	$59,395

Level 3 Assets – 2021 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,460	$14	$37	$1,476	$(303)	$1,347	$(1,953)	$6,078
Collateralized debt obligations	0	0	0	750	0	0	0	750
Commercial mortgage-backed securities	16,241	(102)	(10)	579	(961)	2,624	(1,238)	17,133
Residential mortgage-backed securities	473	(3)	1	0	(224)	3,030	(236)	3,041
Other debt securities	521	0	(4)	2,060	(33)	0	0	2,544
Total available-for-sale securities	22,695	(91)	24	4,865	(1,521)	7,001	(3,427)	29,546
Equity securities	1,090	5	0	1,000	0	0	(1,095)	1,000
Total Level 3 securities	$23,785	$(86)	$24	$5,865	$(1,521)	$7,001	$(4,522)	$30,546

Level 3 Assets – 2021 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$20	$79	$2,258	$(673)	$2,549	$(3,980)	$6,078
Collateralized debt obligations	0	0	0	750	0	0	0	750
Commercial mortgage-backed securities	19,462	(197)	(447)	2,844	(966)	3,854	(7,417)	17,133
Residential mortgage-backed securities	937	(6)	0	0	(476)	3,030	(444)	3,041
Other debt securities	0	0	(2)	2,588	(42)	0	0	2,544
Total available-for-sale securities	26,224	(183)	(370)	8,440	(2,157)	9,433	(11,841)	29,546
Equity securities	0	5	0	1,000	0	1,090	(1,095)	1,000
Total Level 3 securities	$26,224	$(178)	$(370)	$9,440	$(2,157)	$10,523	$(12,936)	$30,546
(1)These amounts are reported as net investment income and net realized and unrealized investment (losses) gains for each of the periods presented above.
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

	June 30, 2022		December 31, 2021
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$70,839	$68,777	$66,368	$68,957
Long-term borrowings	—	—	94,070	103,981
Short-term borrowings (2)	40,000	40,000	—	—
(1)The discount rate used to calculate fair value at June 30, 2022 is reflective of an increase in the BB+ financial yield curve.
(2)The fair value reflects current market interest rates and approximates carrying value in our Statement of Financial Position at June 30, 2022.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$586,857	$187	$33,921	$553,123
Collateralized debt obligations	102,868	52	3,701	99,219
Commercial mortgage-backed securities	74,778	49	5,978	68,849
Residential mortgage-backed securities	150,035	56	13,088	137,003
Other debt securities	21,771	17	1,406	20,382
U.S. Treasury	11,296	5	150	11,151
Total available-for-sale securities, net	$947,605	$366	$58,244	$889,727

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$565,997	$9,663	$2,495	$573,165
Collateralized debt obligations	115,344	456	338	115,462
Commercial mortgage-backed securities	88,636	1,465	777	89,324
Residential mortgage-backed securities	140,217	1,007	1,302	139,922
Other debt securities	23,859	197	136	23,920
U.S. Treasury	4,226	73	7	4,292
Total available-for-sale securities, net	$938,279	$12,861	$5,055	$946,085

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2022 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$57,501	$57,107
Due after one year through five years	408,070	389,070
Due after five years through ten years	193,835	180,451
Due after ten years	288,199	263,099
Total available-for-sale securities (1)	$947,605	$889,727
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at June 30, 2022.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$518,575	$30,975	$26,993	$2,946	$545,568	$33,921	1,006
Collateralized debt obligations	73,825	2,684	22,805	1,017	96,630	3,701	148
Commercial mortgage-backed securities	60,844	5,394	3,827	584	64,671	5,978	121
Residential mortgage-backed securities	127,928	11,922	6,696	1,166	134,624	13,088	147
Other debt securities	19,121	1,406	0	0	19,121	1,406	41
U.S. Treasury	8,560	150	0	0	8,560	150	3
Total available-for-sale securities	$808,853	$52,531	$60,321	$5,713	$869,174	$58,244	1,466
Quality breakdown of available-for-sale securities:
Investment grade	$703,654	$41,032	$54,745	$5,033	$758,399	$46,065	719
Non-investment grade	105,199	11,499	5,576	680	110,775	12,179	747
Total available-for-sale securities	$808,853	$52,531	$60,321	$5,713	$869,174	$58,244	1,466

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$179,281	$1,912	$12,494	$583	$191,775	$2,495	441
Collateralized debt obligations	64,270	278	9,370	60	73,640	338	104
Commercial mortgage-backed securities	28,001	595	917	182	28,918	777	61
Residential mortgage-backed securities	89,460	1,278	441	24	89,901	1,302	98
Other debt securities	14,576	136	0	0	14,576	136	24
U.S. Treasury	388	7	0	0	388	7	1
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Quality breakdown of available-for-sale securities:
Investment grade	$330,697	$3,801	$17,112	$434	$347,809	$4,235	366
Non-investment grade	45,279	405	6,110	415	51,389	820	363
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729

Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both June 30, 2022 and December 31, 2021. The current expected credit loss allowance on available-for-sale securities was $0.1 million at June 30, 2022 and less than $0.1 million at December 31, 2021.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities	$7,015	$5,790	$13,373	$11,987
Equity securities	975	1,116	1,963	2,318
Limited partnerships (1)	(290)	6,151	2,485	15,197
Cash equivalents and other	865	935	1,650	1,912
Total investment income	8,565	13,992	19,471	31,414
Less: investment expenses	297	342	699	667
Net investment income	$8,268	$13,650	$18,772	$30,747
(1)Equity in (losses) earnings of limited partnerships includes both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities:
Gross realized gains	$418	$1,075	$909	$2,998
Gross realized losses	(2,840)	(678)	(5,411)	(1,118)
Net realized (losses) gains on available-for-sale securities	(2,422)	397	(4,502)	1,880
Equity securities	(7,902)	2,371	(13,103)	1,692
Miscellaneous	0	1	2	1
Net realized and unrealized investment (losses) gains	$(10,324)	$2,769	$(17,603)	$3,573

The portion of net unrealized gains and losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Equity securities:
Net (losses) gains recognized during the period	$(7,902)	$2,371	$(13,103)	$1,692
Less: net (losses) gains recognized on securities sold	(51)	128	(409)	(293)
Net unrealized (losses) gains recognized on securities held at reporting date	$(7,851)	$2,243	$(12,694)	$1,985

Net impairment (losses) recoveries recognized in earnings
Impairments on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities:
Intent to sell	$(31)	$—	$(101)	$—
Credit (impaired) recovered	(7)	(1)	(153)	86
Net impairment (losses) recoveries recognized in earnings	$(38)	$(1)	$(254)	$86

Note 7.  Borrowing Arrangements

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. In May 2022, we repaid the remaining $93.2 million balance on the term loan. In conjunction with the payoff, pledged collateral was released and we accelerated amortization of $0.2 million related to unamortized loan origination and commitment fees which is included in interest expense in the Statements of Operations for the three and six months ended June 30, 2022, respectively.

Bank line of credit
In October 2021, we entered into a new credit agreement with PNC Bank National Association to provide for a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. In May 2022, we borrowed on the line of credit to support the payoff of the term loan. As of June 30, 2022, outstanding borrowings on the line of credit totaled $40 million and outstanding letters of credit totaled $0.9 million, which reduces availability under the line of credit and letters of credit to $59.1 million and $24.1 million, respectively. The outstanding borrowings accrue interest at the rate of 1.92% per annum and are expected to be repaid by September 30, 2022. Investments with a fair value of $108.7 million were pledged as collateral on the line at June 30, 2022. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of June 30, 2022. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at June 30, 2022.

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

Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we plan to make a $25 million contribution during the third quarter of 2022.

The cost of our pension plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost for benefits earned	$12,561	$13,260	$25,121	$26,520
Interest cost on benefits obligation	9,941	9,206	19,882	18,412
Expected return on plan assets	(13,639)	(12,568)	(27,278)	(25,137)
Prior service cost amortization	360	357	721	714
Net actuarial loss amortization	1,830	4,026	3,660	8,053
Pension plan cost (1)	$11,053	$14,281	$22,106	$28,562
(1)The components of pension plan costs other than the service cost component are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended June 30, 2022 and 2021, our effective tax rate was 20.9%. For the six months ended June 30, 2022 and 2021, our effective tax rate was 20.9% and 20.7%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2022 and the year ended December 31, 2021. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2022 and the year ended December 31, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2022.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2022			June 30, 2021
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(26,353)	$(5,535)	$(20,818)	$18,306	$3,845	$14,461
OCI (loss) before reclassifications	(34,087)	(7,158)	(26,929)	3,783	795	2,988
Realized investment losses (gains)	2,422	508	1,914	(397)	(84)	(313)
Impairment losses	38	8	30	1	0	1
OCI (loss)	(31,627)	(6,642)	(24,985)	3,387	711	2,676
AOCI (loss), end of period	$(57,980)	$(12,177)	$(45,803)	$21,693	$4,556	$17,137

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(37,543)	$(7,884)	$(29,659)	$(123,917)	$(26,024)	$(97,893)
Amortization of prior service costs	360	75	285	357	75	282
Amortization of net actuarial loss	1,837	385	1,452	4,027	846	3,181
OCI	2,197	460	1,737	4,384	921	3,463
AOCI (loss), end of period	$(35,346)	$(7,424)	$(27,922)	$(119,533)	$(25,103)	$(94,430)

Total
AOCI (loss), beginning of period	$(63,896)	$(13,419)	$(50,477)	$(105,611)	$(22,179)	$(83,432)
Investment securities	(31,627)	(6,642)	(24,985)	3,387	711	2,676
Pension and other postretirement plans	2,197	460	1,737	4,384	921	3,463
OCI (loss)	(29,430)	(6,182)	(23,248)	7,771	1,632	6,139
AOCI (loss), end of period	$(93,326)	$(19,601)	$(73,725)	$(97,840)	$(20,547)	$(77,293)

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213
OCI (loss) before reclassifications	(70,458)	(14,796)	(55,662)	(5,725)	(1,202)	(4,523)
Realized investment losses (gains)	4,502	945	3,557	(1,880)	(395)	(1,485)
Impairment losses (recoveries)	254	53	201	(86)	(18)	(68)
OCI (loss)	(65,702)	(13,798)	(51,904)	(7,691)	(1,615)	(6,076)
AOCI (loss), end of period	$(57,980)	$(12,177)	$(45,803)	$21,693	$4,556	$17,137

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)
Amortization of prior service costs	721	151	570	714	150	564
Amortization of net actuarial loss	3,667	770	2,897	8,053	1,691	6,362
OCI	4,388	921	3,467	8,767	1,841	6,926
AOCI (loss), end of period	$(35,346)	$(7,424)	$(27,922)	$(119,533)	$(25,103)	$(94,430)

Total
AOCI (loss), beginning of period	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)
Investment securities	(65,702)	(13,798)	(51,904)	(7,691)	(1,615)	(6,076)
Pension and other postretirement plans	4,388	921	3,467	8,767	1,841	6,926
OCI (loss)	(61,314)	(12,877)	(48,437)	1,076	226	850
AOCI (loss), end of period	$(93,326)	$(19,601)	$(73,725)	$(97,840)	$(20,547)	$(77,293)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $538.3 million and $479.1 million at June 30, 2022 and December 31, 2021, respectively, which includes a current expected credit loss allowance of $0.5 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of June 30, 2022, loans executed under this agreement totaled $47.3 million, of which our portion of the loans is $16.3 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2022, our maximum potential amount of future payments on the guaranteed portion is $5.9 million. All loan payments under the participation program are current as of June 30, 2022.

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

Coronavirus ("COVID-19") Pandemic and Economic Uncertainty
Uncertainty resulting from current events, including but not limited to, the ongoing coronavirus ("COVID-19") pandemic, resulting continued supply chain disruptions and certain geopolitical concerns, have influenced various economic factors, including an elevated inflationary environment and rising interest rates in recent months. As these events continue to evolve, the ultimate impact and duration remain uncertain at this time.

While we were not required to close our physical locations under the state mandated closure of nonessential services during the COVID-19 pandemic, out of concern for the health and safety of our employees, over 90% of our workforce had been working remotely from March 2020 through April 2022. We have had no significant interruption to our core business processes or systems to date. We have had no significant changes to our financial close or reporting processes or related internal controls, nor do we anticipate any significant future challenges at this time. We have a dedicated team responsible for the development and implementation of a return to office plan. We began a phased return of our workforce in April 2022 and expect to continue reopening our offices through the remainder of 2022. Consistent with our process from the beginning of the COVID-19 pandemic, we will prioritize the health and safety of our employees and adjust when and where appropriate.

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Operating income	$104,000	$85,065	22.3%	$188,312	$161,160	16.8%
Total investment (loss) income	(2,094)	16,418	NM	915	34,406	(97.3)
Interest expense	895	1,039	(13.9)	1,894	2,048	(7.6)
Other income (expense)	337	(548)	NM	810	(1,067)	NM
Income before income taxes	101,348	99,896	1.5	188,143	192,451	(2.2)
Income tax expense	21,201	20,867	1.6	39,377	39,856	(1.2)
Net income	$80,147	$79,029	1.4%	$148,766	$152,595	(2.5)%
Net income per share – diluted	$1.53	$1.51	1.4%	$2.84	$2.92	(2.5)%
NM = not meaningful

Operating income increased in both the second quarter and six months ended June 30, 2022, compared to the same periods in 2021, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 8.4% to $544.6 million in the second quarter of 2022 and 7.8% to $1.0 billion for the six months ended June 30, 2022. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2022 and 2021. The direct and affiliated assumed premiums written by the Exchange increased 8.6% to $2.2 billion in the second quarter of 2022 and increased 7.8% to $4.3 billion for the six months ended June 30, 2022 compared to the same periods in 2021.

Cost of operations for policy issuance and renewal services increased 5.4% to $461.5 million and 5.7% to $885.9 million in the second quarter and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased professional fees and technology investments.

Management fee revenue for administrative services decreased 1.3% to $14.5 million and 2.5% to $28.8 million in the second quarter and six months ended June 30, 2022, compared to the same periods in 2021. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $160.7 million in the second quarter of 2022 and $324.0 million for the six months ended June 30, 2022, but had no net impact on operating income.

Total investment income decreased $18.5 million and $33.5 million in the second quarter and six months ended June 30, 2022, compared to the same periods in 2021. The results from both periods were primarily due to net realized and unrealized investment losses in 2022 and a decrease in net investment income.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange's operations and our management fee was exacerbated with the COVID-19 pandemic. Further, pandemic conditions and government responses to these conditions have created an inflationary environment in recent months. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impact to economic conditions remain uncertain as the COVID-19 pandemic and subsequent resulting conditions continue to evolve. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022 for a discussion of the potential impacts to our operations or those of the Exchange, including pandemics.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Response to the COVID-19 pandemic and various recent geopolitical events have had a significant impact on the global financial markets. The value of our invested assets could be adversely impacted and there is potential for future losses and/or impairments on our investment portfolio due to continued supply chain disruptions and the resulting conditions including further inflationary pressures and rising interest rates.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2022 and 2021.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our most recent transaction price allocation review resulted in a minor change in the allocation percentages between the two performance obligations, but does not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,247,766	$2,070,557	8.6%	$4,257,963	$3,948,739	7.8%
Management fee rate	24.3%	24.3%		24.3%	24.3%
Management fee revenue	546,207	503,146	8.6	1,034,685	959,544	7.8
Change in estimate for management fee returned on cancelled policies (1)	(1,652)	(875)	(88.9)	(2,138)	(1,555)	(37.5)
Management fee revenue - policy issuance and renewal services	$544,555	$502,271	8.4%	$1,032,547	$957,989	7.8%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,247,766	$2,070,557	8.6%	$4,257,963	$3,948,739	7.8%
Management fee rate	0.7%	0.7%		0.7%	0.7%
Management fee revenue	15,735	14,494	8.6	29,806	27,641	7.8
Change in contract liability (2)	(1,266)	168	NM	(1,028)	1,875	NM
Change in estimate for management fee returned on cancelled policies (1)	7	5	30.9	11	(2)	NM
Management fee revenue - administrative services	14,476	14,667	(1.3)	28,789	29,514	(2.5)
Administrative services reimbursement revenue	160,675	157,190	2.2	324,002	310,723	4.3
Total revenue from administrative services	$175,151	$171,857	1.9%	$352,791	$340,237	3.7%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 8.6% to $2.2 billion in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.1% in the second quarter of 2022 compared to 3.6% in the second quarter of 2021.  The year-over-year average premium per policy for all lines of business increased 2.9% at June 30, 2022 compared to a decrease of 1.5% at June 30, 2021. The year-over-year average premium per policy at June 30, 2021 was impacted by the rate reductions for personal and commercial auto policies written between July 1, 2020 and June 30, 2021, in response to lower driving activity as a result of the COVID-19 pandemic.

New business premiums increased 10.7% to $291 million in the second quarter of 2022 compared to the same period in 2021, primarily driven by increased premiums written in the commercial multi-peril and personal auto lines. Contributing to this change was a 7.2% increase in year-over-year average premium per policy on new business and a 1.7% increase in new business policies written in the second quarter of 2022. New business premiums increased 38.4% to $263 million in the second quarter of 2021 compared to the same period in 2020 due primarily to increased personal lines premiums written. In the second quarter of 2021, new business policies written increased 33.4%, partially offset by a 2.7% decrease in year-over-year average premium per policy.

Premiums generated from renewal business increased 8.3% to $2.0 billion in the second quarter of 2022 compared to the second quarter of 2021 and decreased 0.3% to $1.8 billion in the second quarter of 2021 compared to the second quarter of 2020.  Underlying the trend in renewal business premiums was a slight increase in the policy retention ratio and a 2.3% increase in year-over-year average premium per policy at June 30, 2022, compared to a 1.2% decrease in year-over-year average premium per policy at June 30, 2021.

Personal lines – Total personal lines premiums written increased 7.8% to $1.6 billion in the second quarter of 2022, compared to 2.0% in the second quarter of 2021, driven by a 3.1% increase in total personal lines policies in force and a 1.9% increase in total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 10.3% to $683 million in the second quarter of 2022, compared to 6.8% in the second quarter of 2021, driven by a 5.2% increase in total commercial lines year-over-year average premium per policy and a 3.0% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Future premiums could be impacted by changes resulting from the continued inflationary trends and potential regulatory changes resulting from the COVID-19 pandemic, among others. Longer-term, increased driving activity may result in future rate increases due to higher claims frequency and severity. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$544,555	$502,271	8.4%	$1,032,547	$957,989	7.8%
Service agreement revenue	6,437	5,902	9.0	12,915	11,981	7.8
	550,992	508,173	8.4	1,045,462	969,970	7.8
Cost of policy issuance and renewal services	461,468	437,775	5.4	885,939	838,324	5.7
Operating income - policy issuance and renewal services	$89,524	$70,398	27.2%	$159,523	$131,646	21.2%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% of the direct and affiliated assumed premiums written by the Exchange for both three and six month periods ended June 30, 2022 and 2021.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  In July 2021, we also began receiving service agreement revenue from the Exchange for the use of shared office space. The increase in service agreement revenue for the three and six month periods ended June 30, 2022 compared to the same periods in 2021 is primarily due to the new shared office space agreement.

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$307,483	$293,220	4.9%	$588,618	$554,601	6.1%
Non-commission expense:
Underwriting and policy processing	$42,802	$43,181	(0.9)%	$83,856	$83,769	0.1%
Information technology	51,106	46,076	10.9	96,772	92,481	4.6
Sales and advertising	14,271	14,590	(2.2)	26,996	25,533	5.7
Customer service	8,738	9,131	(4.3)	17,085	17,929	(4.7)
Administrative and other	37,068	31,577	17.4	72,612	64,011	13.4
Total non-commission expense	153,985	144,555	6.5	297,321	283,723	4.8
Total cost of policy issuance and renewal services	$461,468	$437,775	5.4%	$885,939	$838,324	5.7%

Commissions – Commissions increased $14.3 million in the second quarter of 2022 and $34.0 million for the six months ended June 30, 2022 compared to the same periods in 2021, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The estimated agent incentive payouts at June 30, 2022 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2022. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss expense in 2022 compared to 2021.

Non-commission expense – Non-commission expense increased $9.4 million in the second quarter of 2022 compared to the second quarter of 2021. Information technology costs increased $5.0 million primarily due to increased hardware and software costs and increased professional fees. Administrative and other costs increased $5.5 million primarily due to an increase in professional fees and increased personnel costs related to compensation compared to the same period in 2021. Personnel costs in all expense categories were also impacted by lower estimated costs for incentive plan awards related to underwriting performance.

Non-commission expense increased $13.6 million in the six months ended June 30, 2022 compared to the same period in 2021. Information technology costs increased $4.3 million primarily due to increased hardware and software costs. Administrative and other costs increased $8.6 million primarily driven by increased professional fees compared to the same period in 2021. Personnel costs in all expense categories were also impacted by lower estimated costs for incentive plan awards related to underwriting performance.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$14,476	$14,667	(1.3)%	$28,789	$29,514	(2.5)%
Administrative services reimbursement revenue	160,675	157,190	2.2	324,002	310,723	4.3
Total revenue allocated to administrative services	175,151	171,857	1.9	352,791	340,237	3.7
Administrative services expenses
Claims handling services	138,890	135,192	2.7	281,386	267,662	5.1
Investment management services	9,100	9,689	(6.1)	18,991	19,403	(2.1)
Life management services	12,685	12,309	3.1	23,625	23,658	(0.1)
Operating income - administrative services	$14,476	$14,667	(1.3)%	$28,789	$29,514	(2.5)%

Administrative services
The management fee revenue allocated to administrative services was 0.7% of the direct and affiliated assumed premiums written by the Exchange for both three and six month periods ended June 30, 2022 and 2021. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Net investment income	$8,268	$13,650	(39.4)%	$18,772	$30,747	(38.9)%
Net realized and unrealized investment (losses) gains	(10,324)	2,769	NM	(17,603)	3,573	NM
Net impairment (losses) recoveries recognized in earnings	(38)	(1)	NM	(254)	86	NM
Total investment (loss) income	$(2,094)	$16,418	NM %	$915	$34,406	(97.3)%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income decreased $5.4 million in the second quarter of 2022 and $12.0 million for the six months ended June 30, 2022, compared to the same periods in 2021, primarily due to lower equity in earnings of limited partnerships. Included in net investment income is $0.3 million of limited partnership losses in the second quarter of 2022 compared to earnings of $6.2 million for the same period in 2021 and $2.5 million of limited partnership earnings for the six months ended June 30, 2022 compared to earnings of $15.2 million for the same period in 2021.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(2,422)	$397	$(4,502)	$1,880
Equity securities	(51)	128	(409)	(293)
Equity securities change in fair value	(7,851)	2,243	(12,694)	1,985
Miscellaneous	0	1	2	1
Net realized and unrealized investment (losses) gains	$(10,324)	$2,769	$(17,603)	$3,573

Net realized and unrealized losses during the three and six months ended June 30, 2022 and net realized and unrealized gains for the same periods in 2021 were primarily due to market value adjustments on equity securities and disposals of available-for-sale securities.

Net impairment (losses) recoveries recognized in earnings
Net impairment (losses) recoveries during the three and six months ended June 30, 2022 and 2021 were primarily related to available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 7.8% to $4.3 billion in the first six months of 2022 compared to the first six months of 2021. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.6 billion at June 30, 2022 and $11.7 billion at December 31, 2021. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.3% at June 30, 2022, 90.1% at December 31, 2021 and 89.9% at June 30, 2021.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. We are monitoring risks resulting from the COVID-19 pandemic and current economic environment on an ongoing basis and believe that the Exchange falls within defined risk tolerances. However, see Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2022	% to total	December 31, 2021	% to total
	(Unaudited)
Fixed maturities	$889,727	83%	$946,085	83%
Equity securities	71,448	7	87,743	8
Agent loans (1)	70,839	7	66,368	6
Other investments	38,298	3	36,846	3
Total investments	$1,070,312	100%	$1,137,042	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Net unrealized losses on fixed maturities, net of deferred taxes, totaled $45.7 million at June 30, 2022, compared to net unrealized gains of $6.2 million at December 31, 2021.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	June 30, 2022 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$3,021	$0	$6,974	$9,995
Communications	0	8,261	7,957	12,831	14,524	43,573
Consumer	0	2,985	15,468	68,705	34,787	121,945
Diversified	0	0	0	0	1,405	1,405
Energy	0	3,937	7,223	20,132	7,118	38,410
Financial	0	0	84,231	118,118	14,133	216,482
Industrial	0	0	9,314	15,942	19,871	45,127
Structured securities (2)	117,557	171,493	22,519	13,885	0	325,454
Technology	4,898	0	5,410	21,610	11,658	43,576
U.S. Treasury	0	11,151	0	0	0	11,151
Utilities	0	0	3,466	24,891	4,252	32,609
Total	$122,455	$197,827	$158,609	$296,114	$114,722	$889,727
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	June 30, 2022	December 31, 2021
	(Unaudited)
Consumer	$2,625	$3,314
Energy	4,817	6,448
Financial services	57,841	71,722
Utilities	6,165	6,259
Total	$71,448	$87,743

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the ongoing COVID-19 pandemic and recent geopolitical events and resulting conditions, including rising interest rates and inflationary costs. While we did not see a significant impact on our sources or uses of cash in the first half of 2022, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  The funding policy for our pension plan is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we plan to make a $25 million contribution to our pension plan during the third quarter of 2022. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows:

	Six months ended June 30,
(in thousands)	2022	2021
	(Unaudited)
Net cash provided by operating activities	$106,274	$127,720
Net cash used in investing activities	(42,196)	(35,511)
Net cash used in financing activities	(157,456)	(97,411)
Net decrease in cash and cash equivalents	$(93,378)	$(5,202)

Net cash provided by operating activities was $106.3 million in the first six months of 2022, compared to $127.7 million for the same period in 2021. Decreased cash provided by operating activities was primarily due to an increase in cash paid for agent commissions of $28.5 million due to higher scheduled commissions driven by premium growth, an increase in administrative services expenses paid of $22.9 million and an increase in agent bonuses paid of $11.2 million. Partially offsetting this decrease in cash provided by operating activities was an increase in management fees received of $33.7 million driven by growth in direct and affiliated assumed premiums written by the Exchange, and an increase in administrative services reimbursements received of $16.3 million.

Net cash used in investing activities was $42.2 million in the first six months of 2022, compared to $35.5 million for the same period in 2021. Net cash used in investing activities was primarily driven by an increase in loans to agents of $5.8 million. The increase in purchases of investments was mostly offset by a similar increase in proceeds from sales and maturities/calls.

Net cash used in financing activities totaled $157.5 million in the first six months of 2022, compared to $97.4 million for the same period in 2021. The increase in cash used was primarily due to the repayment of the remaining $93.2 million balance on the term loan in May 2022, partially offset by $40 million in net proceeds from our bank revolving line of credit.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $90.3 million at June 30, 2022, 2) $59.1 million available on our bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $744.1 million at June 30, 2022.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

In October 2021, we entered into a new credit agreement with PNC Bank National Association to provide for a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of June 30, 2022, outstanding borrowings on the line of credit totaled $40 million and outstanding letters of credit totaled $0.9 million, which reduces availability under the line of credit and letters of credit to $59.1 million and $24.1 million, respectively. The outstanding borrowings accrue interest at the rate of 1.92% per annum and are expected to be repaid by September 30, 2022. Investments with a fair value of $108.7 million were pledged as collateral on the line at June 30, 2022. The investments pledged as collateral have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The banks require compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at June 30, 2022.

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
The current inflationary environment and rising interest rates may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the six months ended June 30, 2022. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending June 30, 2022:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

April 1-30, 2022	—	$—	—	$17,754
May 1-31, 2022 (1)	1,778	166.62	—	17,754
June 1-30, 2022 (1)	3,353	174.02	—	17,754
Total	5,131	171.46	—

(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,405 shares at an average price of $166.62 per share) and the incentive compensation deferral plan (3,726 shares at an average price of $173.28 per share).

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and Jorie L. Novacek. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

10.2*	Erie Indemnity Company Equity Compensation Plan (As Amended and Restated April 26, 2022), dated June 28, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 28, 2022	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO