Form 10-Q
period 2022-09-30
ERIE INDEMNITY CO
filed 2022-10-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 21, 2022.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 21, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenue
Management fee revenue - policy issuance and renewal services	$551,666	$504,891	$1,584,213	$1,462,880
Management fee revenue - administrative services	14,657	14,471	43,446	43,985
Administrative services reimbursement revenue	168,653	162,410	492,655	473,133
Service agreement revenue	6,260	6,067	19,175	18,048
Total operating revenue	741,236	687,839	2,139,489	1,998,046

Operating expenses
Cost of operations - policy issuance and renewal services	466,111	430,326	1,352,050	1,268,650
Cost of operations - administrative services	168,653	162,410	492,655	473,133
Total operating expenses	634,764	592,736	1,844,705	1,741,783
Operating income	106,472	95,103	294,784	256,263

Investment income
Net investment income	5,834	18,858	24,606	49,605
Net realized and unrealized investment (losses) gains	(6,230)	1,610	(23,833)	5,183
Net impairment (losses) recoveries recognized in earnings	(175)	130	(429)	216
Total investment (loss) income	(571)	20,598	344	55,004

Interest expense	115	1,034	2,009	3,082
Other income (expense)	562	(541)	1,372	(1,608)
Income before income taxes	106,348	114,126	294,491	306,577
Income tax expense	22,035	23,903	61,412	63,759
Net income	$84,313	$90,223	$233,079	$242,818

Net income per share
Class A common stock – basic	$1.81	$1.94	$5.00	$5.21
Class A common stock – diluted	$1.61	$1.72	$4.46	$4.64
Class B common stock – basic and diluted	$272	$291	$751	$782

Weighted average shares outstanding – Basic
Class A common stock	46,189,025	46,189,035	46,188,878	46,188,729
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,296,411	52,305,245	52,297,685	52,307,859
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.11	$1.035	$3.33	$3.105
Class B common stock	$166.50	$155.25	$499.50	$465.75

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$84,313	$90,223	$233,079	$242,818

Other comprehensive (loss) income, net of tax
Change in unrealized holding losses on available-for-sale securities	(17,178)	(3,732)	(69,082)	(9,808)
Amortization of prior service costs and net actuarial loss on pension and other postretirement plans	1,731	3,463	5,198	10,389
Total other comprehensive (loss) income, net of tax	(15,447)	(269)	(63,884)	581
Comprehensive income	$68,866	$89,954	$169,195	$243,399

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$97,664	$183,702
Available-for-sale securities	25,750	38,396
Receivables from Erie Insurance Exchange and affiliates, net	544,353	479,123
Prepaid expenses and other current assets	49,360	56,206
Accrued investment income	7,352	6,303
Total current assets	724,479	763,730

Available-for-sale securities, net	848,937	907,689
Equity securities	68,969	87,743
Fixed assets, net	408,750	374,802
Agent loans, net	60,673	58,683
Deferred income taxes, net	20,859	145
Other assets	45,085	49,265
Total assets	$2,177,752	$2,242,057

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$310,225	$270,746
Agent bonuses	77,609	120,437
Accounts payable and accrued liabilities	149,020	138,317
Dividends payable	51,693	51,693
Contract liability	36,786	34,935
Deferred executive compensation	8,859	12,637
Current portion of long-term borrowings	—	2,098
Total current liabilities	634,192	630,863

Defined benefit pension plans	131,222	130,383
Long-term borrowings	—	91,734
Contract liability	18,024	17,686
Deferred executive compensation	11,441	14,571
Other long-term liabilities	26,294	14,342
Total liabilities	821,173	899,579

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,481	16,496
Accumulated other comprehensive loss	(89,172)	(25,288)
Retained earnings	2,573,190	2,495,190
Total contributed capital and retained earnings	2,502,669	2,488,568
Treasury stock, at cost; 22,110,132 shares held	(1,168,482)	(1,167,828)
Deferred compensation	22,392	21,738
Total shareholders’ equity	1,356,579	1,342,478
Total liabilities and shareholders’ equity	$2,177,752	$2,242,057

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2022
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					68,619			68,619
Other comprehensive loss				(25,189)				(25,189)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(802)	802	0
Rabbi trust distribution (2)						298	(298)	0
Balance, March 31, 2022	$1,992	$178	$16,481	$(50,477)	$2,512,116	$(1,168,332)	$22,242	$1,334,200
Net income					80,147			80,147
Other comprehensive loss				(23,248)				(23,248)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(907)	907	0
Rabbi trust distribution (2)						99	(99)	0
Balance, June 30, 2022	$1,992	$178	$16,481	$(73,725)	$2,540,570	$(1,169,140)	$23,050	$1,339,406
Net income					84,313			84,313
Other comprehensive loss				(15,447)				(15,447)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(799)	799	0
Rabbi trust distribution (2)						1,457	(1,457)	0
Balance, September 30, 2022	$1,992	$178	$16,481	$(89,172)	$2,573,190	$(1,168,482)	$22,392	$1,356,579

(1)Net purchases of treasury stock in 2022 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to four incentive compensation deferral plan participants in 2022.

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
(2)Distributions of our Class A shares were made to a retired director and an incentive compensation deferral plan participant in 2021.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities
Management fee received	$1,574,694	$1,496,372
Administrative services reimbursements received	487,081	471,395
Service agreement fee received	19,025	18,048
Net investment income received	28,901	27,957
Commissions paid to agents	(771,664)	(726,411)
Agents bonuses paid	(131,699)	(119,778)
Salaries and wages paid	(164,726)	(160,784)
Pension contribution and employee benefits paid	(57,222)	(24,592)
General operating expenses paid	(187,152)	(180,028)
Administrative services expenses paid	(497,007)	(471,523)
Income taxes paid	(59,989)	(63,504)
Interest paid	(2,134)	(3,114)
Net cash provided by operating activities	238,108	264,038

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(375,466)	(267,067)
Equity securities	(12,956)	(45,654)
Other investments	(157)	(605)
Proceeds from investments:
Available-for-sale securities sales	238,732	108,869
Available-for-sale securities maturities/calls	111,419	142,614
Equity securities	16,679	54,303
Other investments	429	903
Purchase of fixed assets	(50,885)	(38,097)
Proceeds from disposal of fixed assets	265	0
Loans to agents	(9,570)	(5,648)
Collections on agent loans	6,513	7,224
Net cash used in investing activities	(74,997)	(43,158)

Cash flows from financing activities
Dividends paid to shareholders	(155,079)	(144,600)
Proceeds from short-term borrowings	55,000	—
Payments on short-term borrowings	(55,000)	—
Payments on long-term borrowings	(94,070)	(1,524)
Net cash used in financing activities	(249,149)	(146,124)

Net (decrease) increase in cash and cash equivalents	(86,038)	74,756
Cash and cash equivalents, beginning of period	183,702	161,240
Cash and cash equivalents, end of period	$97,664	$235,996

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$26,386	$13,102
Operating lease assets obtained in exchange for new operating lease liabilities	$3,176	$2,379

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

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Coronavirus ("COVID-19") pandemic
In March 2020, the outbreak of the coronavirus ("COVID-19") was declared a global pandemic and pandemic conditions have created an inflationary environment which may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The uncertainty resulting from COVID-19 and subsequent resulting conditions continues to evolve and the ultimate impact and duration remains uncertain at this time. We are unable to predict the duration or extent of the business disruption or the financial impact given the ongoing development of the pandemic and its impact on the economy and financial markets.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and nine months ending September 30, 2022, we recognized revenue of $7.4 million and $30.1 million, respectively, that was included in the contract liabilities balance as of December 31, 2021. During the three and nine months ended September 30, 2021, we recognized revenue of $7.8 million and $31.7 million, respectively, that was included in the contract liabilities balance as of December 31, 2020. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Management fee revenue - policy issuance and renewal services	$551,666	$504,891	$1,584,213	$1,462,880

Management fee revenue - administrative services	14,657	14,471	43,446	43,985
Administrative services reimbursement revenue	168,653	162,410	492,655	473,133
Total administrative services revenue	$183,310	$176,881	$536,101	$517,118

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2022			2021
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$83,623	46,189,025	$1.81	$89,484	46,189,035	$1.94
Dilutive effect of stock-based awards	0	6,586	—	0	15,410	—
Assumed conversion of Class B shares	690	6,100,800	—	739	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$84,313	52,296,411	$1.61	$90,223	52,305,245	$1.72
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$690	2,542	$272	$739	2,542	$291

	Nine months ended September 30,
	2022			2021
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$231,171	46,188,878	$5.00	$240,830	46,188,729	$5.21
Dilutive effect of stock-based awards	0	8,007	—	0	18,330	—
Assumed conversion of Class B shares	1,908	6,100,800	—	1,988	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$233,079	52,297,685	$4.46	$242,818	52,307,859	$4.64
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,908	2,542	$751	$1,988	2,542	$782

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2022, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$547,193	$0	$539,918	$7,275
Collateralized debt obligations	100,671	0	100,671	0
Commercial mortgage-backed securities	63,217	0	57,850	5,367
Residential mortgage-backed securities	128,546	0	124,884	3,662
Other debt securities	22,855	0	22,855	0
U.S. Treasury	12,205	0	12,205	0
Total available-for-sale securities	874,687	0	858,383	16,304
Equity securities:
Financial services sector	57,595	0	55,747	1,848
Utilities sector	6,072	0	6,072	0
Energy sector	3,513	0	3,513	0
Consumer sector	1,418	0	1,418	0
Communications sector	371	0	371	0
Total equity securities	68,969	0	67,121	1,848
Total	$943,656	$0	$925,504	$18,152

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$573,165	$0	$567,909	$5,256
Collateralized debt obligations	115,462	0	115,462	0
Commercial mortgage-backed securities	89,324	0	73,596	15,728
Residential mortgage-backed securities	139,922	0	131,108	8,814
Other debt securities	23,920	0	23,920	0
U.S. Treasury	4,292	0	4,292	0
Total available-for-sale securities	946,085	0	916,287	29,798
Equity securities:
Financial services sector	71,722	1,624	68,015	2,083
Utilities sector	6,259	0	6,259	0
Energy sector	6,448	10	6,438	0
Consumer sector	3,314	0	3,314	0
Total equity securities	87,743	1,634	84,026	2,083
Total	$1,033,828	$1,634	$1,000,313	$31,881

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2022 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2022	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2022
Available-for-sale securities:
Corporate debt securities	$6,109	$(7)	$(28)	$753	$(495)	$2,899	$(1,956)	$7,275
Commercial mortgage-backed securities	8,871	(188)	(413)	0	(660)	1,174	(3,417)	5,367
Residential mortgage-backed securities	42,549	(667)	(1,708)	0	(6,626)	674	(30,560)	3,662
Total available-for-sale securities	57,529	(862)	(2,149)	753	(7,781)	4,747	(35,933)	16,304
Equity securities	1,866	(18)	0	0	0	0	0	1,848
Total Level 3 securities	$59,395	$(880)	$(2,149)	$753	$(7,781)	$4,747	$(35,933)	$18,152

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$(2)	$(417)	$5,687	$(3,614)	$8,673	$(8,308)	$7,275
Commercial mortgage-backed securities	15,728	(892)	(1,071)	0	(3,825)	5,509	(10,082)	5,367
Residential mortgage-backed securities	8,814	(643)	(2,042)	4,887	(9,472)	38,214	(36,096)	3,662
Total available-for-sale securities	29,798	(1,537)	(3,530)	10,574	(16,911)	52,396	(54,486)	16,304
Equity securities	2,083	(235)	0	0	0	0	0	1,848
Total Level 3 securities	$31,881	$(1,772)	$(3,530)	$10,574	$(16,911)	$52,396	$(54,486)	$18,152

Level 3 Assets – 2021 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2021
Available-for-sale securities:
Corporate debt securities	$6,078	$7	$3	$1,995	$(1,213)	$1,129	$(1,802)	$6,197
Collateralized debt obligations	750	0	0	0	0	0	(750)	0
Commercial mortgage-backed securities	17,133	(90)	(143)	229	(2,912)	0	(4,523)	9,694
Residential mortgage-backed securities	3,041	(5)	(26)	0	(366)	4,288	(2,644)	4,288
Other debt securities	2,544	0	1	0	(757)	0	(1,334)	454
Total available-for-sale securities	29,546	(88)	(165)	2,224	(5,248)	5,417	(11,053)	20,633
Equity securities	1,000	13	0	0	0	1,093	0	2,106
Total Level 3 securities	$30,546	$(75)	$(165)	$2,224	$(5,248)	$6,510	$(11,053)	$22,739

Level 3 Assets – 2021 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$27	$82	$4,253	$(1,886)	$3,678	$(5,782)	$6,197
Collateralized debt obligations	0	0	0	750	0	0	(750)	0
Commercial mortgage-backed securities	19,462	(287)	(590)	3,073	(3,878)	3,854	(11,940)	9,694
Residential mortgage-backed securities	937	(11)	(26)	0	(842)	7,318	(3,088)	4,288
Other debt securities	0	0	(1)	2,588	(799)	0	(1,334)	454
Total available-for-sale securities	26,224	(271)	(535)	10,664	(7,405)	14,850	(22,894)	20,633
Equity securities	0	18	0	1,000	0	2,183	(1,095)	2,106
Total Level 3 securities	$26,224	$(253)	$(535)	$11,664	$(7,405)	$17,033	$(23,989)	$22,739
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

	September 30, 2022		December 31, 2021
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$69,425	$57,457	$66,368	$68,957
Long-term borrowings	—	—	94,070	103,981
(1)The discount rate used to calculate fair value at September 30, 2022 is reflective of an increase in the BB+ financial yield curve.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	September 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$591,682	$186	$44,675	$547,193
Collateralized debt obligations	105,938	6	5,273	100,671
Commercial mortgage-backed securities	71,032	0	7,815	63,217
Residential mortgage-backed securities	147,276	1	18,731	128,546
Other debt securities	25,103	0	2,248	22,855
U.S. Treasury	13,266	0	1,061	12,205
Total available-for-sale securities, net	$954,297	$193	$79,803	$874,687

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$565,997	$9,663	$2,495	$573,165
Collateralized debt obligations	115,344	456	338	115,462
Commercial mortgage-backed securities	88,636	1,465	777	89,324
Residential mortgage-backed securities	140,217	1,007	1,302	139,922
Other debt securities	23,859	197	136	23,920
U.S. Treasury	4,226	73	7	4,292
Total available-for-sale securities, net	$938,279	$12,861	$5,055	$946,085

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2022 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$25,891	$25,558
Due after one year through five years	424,086	396,166
Due after five years through ten years	217,387	200,110
Due after ten years	286,933	252,853
Total available-for-sale securities, net (1)	$954,297	$874,687
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at September 30, 2022.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$488,178	$37,243	$52,867	$7,432	$541,045	$44,675	1,030
Collateralized debt obligations	67,482	3,368	31,984	1,905	99,466	5,273	159
Commercial mortgage-backed securities	56,265	6,480	6,174	1,335	62,439	7,815	123
Residential mortgage-backed securities	104,610	13,096	23,145	5,635	127,755	18,731	157
Other debt securities	21,428	2,034	1,122	214	22,550	2,248	45
U.S. Treasury	12,205	1,061	0	0	12,205	1,061	3
Total available-for-sale securities	$750,168	$63,282	$115,292	$16,521	$865,460	$79,803	1,517
Quality breakdown of available-for-sale securities:
Investment grade	$649,184	$51,725	$106,235	$14,782	$755,419	$66,507	770
Non-investment grade	100,984	11,557	9,057	1,739	110,041	13,296	747
Total available-for-sale securities	$750,168	$63,282	$115,292	$16,521	$865,460	$79,803	1,517

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$179,281	$1,912	$12,494	$583	$191,775	$2,495	441
Collateralized debt obligations	64,270	278	9,370	60	73,640	338	104
Commercial mortgage-backed securities	28,001	595	917	182	28,918	777	61
Residential mortgage-backed securities	89,460	1,278	441	24	89,901	1,302	98
Other debt securities	14,576	136	0	0	14,576	136	24
U.S. Treasury	388	7	0	0	388	7	1
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Quality breakdown of available-for-sale securities:
Investment grade	$330,697	$3,801	$17,112	$434	$347,809	$4,235	366
Non-investment grade	45,279	405	6,110	415	51,389	820	363
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both September 30, 2022 and December 31, 2021. The current expected credit loss allowance on available-for-sale securities was $0.1 million at September 30, 2022 and less than $0.1 million at December 31, 2021.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities	$8,546	$5,786	$21,919	$17,773
Equity securities	979	1,030	2,942	3,348
Limited partnerships (1)	(4,643)	11,504	(2,158)	26,701
Cash equivalents and other	1,251	862	2,901	2,774
Total investment income	6,133	19,182	25,604	50,596
Less: investment expenses	299	324	998	991
Net investment income	$5,834	$18,858	$24,606	$49,605
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

Realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities:
Gross realized gains	$146	$2,424	$1,055	$5,422
Gross realized losses	(4,752)	(235)	(10,163)	(1,353)
Net realized (losses) gains on available-for-sale securities	(4,606)	2,189	(9,108)	4,069
Equity securities	(1,624)	(579)	(14,727)	1,113
Miscellaneous	0	0	2	1
Net realized and unrealized investment (losses) gains	$(6,230)	$1,610	$(23,833)	$5,183

The portion of net unrealized (losses) gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Equity securities:
Net (losses) gains recognized during the period	$(1,624)	$(579)	$(14,727)	$1,113
Less: net gains (losses) recognized on securities sold	243	(267)	(1,327)	5
Net unrealized (losses) gains recognized on securities held at reporting date	$(1,867)	$(312)	$(13,400)	$1,108

Net impairment (losses) recoveries recognized in earnings
Impairments on available-for-sale securities and agent loans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Available-for-sale securities:
Intent to sell	$(45)	$(10)	$(146)	$(10)
Credit (impaired) recovered	(130)	(13)	(283)	73
Total available-for-sale securities	(175)	(23)	(429)	63
Agent loans - expected credit recoveries	0	153	0	153
Net impairment (losses) recoveries recognized in earnings	$(175)	$130	$(429)	$216

Note 7.  Borrowing Arrangements

Term loan credit facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. In May 2022, we repaid the remaining $93.2 million balance on the term loan. In conjunction with the payoff, pledged collateral was released and we accelerated amortization of $0.2 million related to unamortized loan origination and commitment fees which is included in interest expense in the Statement of Operations for the nine months ended September 30, 2022.

Bank line of credit
In October 2021, we entered into a new credit agreement with PNC Bank National Association to provide for a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. In May 2022, we borrowed on the line of credit to support the payoff of the term loan. As of September 30, 2022, outstanding borrowings on the line of credit had been repaid and a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce availability for letters of credit to $24.1 million. Investments with a fair value of $108.7 million were pledged as collateral on the line of credit at September 30, 2022. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of September 30, 2022. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions, for our line of credit.  We are in compliance with all covenants at September 30, 2022.

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

Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $25 million contribution during the third quarter of 2022.

The cost of our pension plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost for benefits earned	$12,560	$13,260	$37,681	$39,780
Interest cost on benefits obligation	9,941	9,206	29,823	27,618
Expected return on plan assets	(13,639)	(12,569)	(40,917)	(37,706)
Prior service cost amortization	361	357	1,082	1,071
Net actuarial loss amortization	1,830	4,027	5,490	12,080
Pension plan cost (1)	$11,053	$14,281	$33,159	$42,843
(1)The components of pension plan costs other than the service cost component are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2022 and 2021, our effective tax rate was 20.7% and 20.9%, respectively. For the nine months ended September 30, 2022 and 2021, our effective tax rate was 20.9% and 20.8%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2022 and the year ended December 31, 2021. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2022 and the year ended December 31, 2021. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2022.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2022			September 30, 2021
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(57,980)	$(12,177)	$(45,803)	$21,693	$4,556	$17,137
OCI (loss) before reclassifications	(26,524)	(5,570)	(20,954)	(2,557)	(537)	(2,020)
Realized investment losses (gains)	4,606	968	3,638	(2,189)	(459)	(1,730)
Impairment losses	175	37	138	23	5	18
OCI (loss)	(21,743)	(4,565)	(17,178)	(4,723)	(991)	(3,732)
AOCI (loss), end of period	$(79,723)	$(16,742)	$(62,981)	$16,970	$3,565	$13,405

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(35,346)	$(7,424)	$(27,922)	$(119,533)	$(25,103)	$(94,430)
Amortization of prior service costs	361	76	285	357	75	282
Amortization of net actuarial loss	1,830	384	1,446	4,027	846	3,181
OCI	2,191	460	1,731	4,384	921	3,463
AOCI (loss), end of period	$(33,155)	$(6,964)	$(26,191)	$(115,149)	$(24,182)	$(90,967)

Total
AOCI (loss), beginning of period	$(93,326)	$(19,601)	$(73,725)	$(97,840)	$(20,547)	$(77,293)
Investment securities	(21,743)	(4,565)	(17,178)	(4,723)	(991)	(3,732)
Pension and other postretirement plans	2,191	460	1,731	4,384	921	3,463
OCI (loss)	(19,552)	(4,105)	(15,447)	(339)	(70)	(269)
AOCI (loss), end of period	$(112,878)	$(23,706)	$(89,172)	$(98,179)	$(20,617)	$(77,562)

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of period	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213
OCI (loss) before reclassifications	(96,982)	(20,366)	(76,616)	(8,282)	(1,739)	(6,543)
Realized investment losses (gains)	9,108	1,913	7,195	(4,069)	(854)	(3,215)
Impairment losses (recoveries)	429	90	339	(63)	(13)	(50)
OCI (loss)	(87,445)	(18,363)	(69,082)	(12,414)	(2,606)	(9,808)
AOCI (loss), end of period	$(79,723)	$(16,742)	$(62,981)	$16,970	$3,565	$13,405

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)
Amortization of prior service costs	1,082	227	855	1,071	225	846
Amortization of net actuarial loss	5,497	1,154	4,343	12,080	2,537	9,543
OCI	6,579	1,381	5,198	13,151	2,762	10,389
AOCI (loss), end of period	$(33,155)	$(6,964)	$(26,191)	$(115,149)	$(24,182)	$(90,967)

Total
AOCI (loss), beginning of period	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)
Investment securities	(87,445)	(18,363)	(69,082)	(12,414)	(2,606)	(9,808)
Pension and other postretirement plans	6,579	1,381	5,198	13,151	2,762	10,389
OCI (loss)	(80,866)	(16,982)	(63,884)	737	156	581
AOCI (loss), end of period	$(112,878)	$(23,706)	$(89,172)	$(98,179)	$(20,617)	$(77,562)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $544.4 million and $479.1 million at September 30, 2022 and December 31, 2021, respectively, which includes a current expected credit loss allowance of $0.5 million in both periods.

Note 13.  Commitments and Contingencies

In 2020, we entered into an agreement with a bank for the establishment of a loan participation program for agent loans. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of September 30, 2022, loans executed under this agreement totaled $47.3 million, of which our portion of the loans is $16.3 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2022, our maximum potential amount of future payments on the guaranteed portion is $5.8 million. All loan payments under the participation program are current as of September 30, 2022.

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

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Operating income	$106,472	$95,103	12.0%	$294,784	$256,263	15.0%
Total investment (loss) income	(571)	20,598	NM	344	55,004	(99.4)
Interest expense	115	1,034	(88.9)	2,009	3,082	(34.8)
Other income (expense)	562	(541)	NM	1,372	(1,608)	NM
Income before income taxes	106,348	114,126	(6.8)	294,491	306,577	(3.9)
Income tax expense	22,035	23,903	(7.8)	61,412	63,759	(3.7)
Net income	$84,313	$90,223	(6.6)%	$233,079	$242,818	(4.0)%
Net income per share – diluted	$1.61	$1.72	(6.5)%	$4.46	$4.64	(4.0)%
NM = not meaningful

Operating income increased in both the third quarter and nine months ended September 30, 2022, compared to the same periods in 2021, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 9.3% to $551.7 million in the third quarter of 2022 and 8.3% to $1.6 billion for the nine months ended September 30, 2022. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2022 and 2021. The direct and affiliated assumed premiums written by the Exchange increased 9.4% to $2.3 billion in the third quarter of 2022 and increased 8.4% to $6.5 billion for the nine months ended September 30, 2022 compared to the same periods in 2021.

Cost of operations for policy issuance and renewal services increased 8.3% to $466.1 million and 6.6% to $1.4 billion in the third quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased professional fees and technology investments.

Management fee revenue for administrative services increased 1.3% to $14.7 million and decreased 1.2% to $43.4 million in the third quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $168.7 million in the third quarter of 2022 and $492.7 million for the nine months ended September 30, 2022, but had no net impact on operating income.

Total investment income decreased $21.2 million in the third quarter of 2022 and $54.7 million for the nine months ended September 30, 2022, compared to the same periods in 2021. The results from both periods were primarily due to a decrease in net investment income as well as net realized and unrealized investment losses in 2022 compared to net gains in 2021.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange's operations and our management fee was exacerbated with the COVID-19 pandemic. Further, pandemic conditions and government responses to these conditions have created an inflationary environment in recent months. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impact to economic conditions remain uncertain as the COVID-19 pandemic and subsequent resulting conditions continue to evolve. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022 for a discussion of the potential impacts to our operations or those of the Exchange, including pandemics.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,271,033	$2,075,745	9.4%	$6,528,996	$6,024,484	8.4%
Management fee rate	24.3%	24.3%		24.3%	24.3%
Management fee revenue	551,861	504,406	9.4	1,586,546	1,463,950	8.4
Change in estimate for management fee returned on cancelled policies (1)	(195)	485	NM	(2,333)	(1,070)	NM
Management fee revenue - policy issuance and renewal services	$551,666	$504,891	9.3%	$1,584,213	$1,462,880	8.3%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,271,033	$2,075,745	9.4%	$6,528,996	$6,024,484	8.4%
Management fee rate	0.7%	0.7%		0.7%	0.7%
Management fee revenue	15,897	14,530	9.4	45,703	42,171	8.4
Change in contract liability (2)	(1,244)	(67)	NM	(2,272)	1,808	NM
Change in estimate for management fee returned on cancelled policies (1)	4	8	(43.5)	15	6	NM
Management fee revenue - administrative services	14,657	14,471	1.3	43,446	43,985	(1.2)
Administrative services reimbursement revenue	168,653	162,410	3.8	492,655	473,133	4.1
Total revenue from administrative services	$183,310	$176,881	3.6%	$536,101	$517,118	3.7%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 9.4% to $2.3 billion in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.3% in the third quarter of 2022 compared to 3.2% in the third quarter of 2021.  The year-over-year average premium per policy for all lines of business increased 4.1% at September 30, 2022 compared to a decrease of 0.7% at September 30, 2021. The year-over-year average premium per policy at September 30, 2021 was impacted by the rate reductions for personal and commercial auto policies written between October 1, 2020 and June 30, 2021, in response to lower driving activity as a result of the COVID-19 pandemic.

New business premiums increased 20.9% to $288 million in the third quarter of 2022 compared to the same period in 2021, primarily driven by increased premiums written in the personal auto and commercial multi-peril lines. Contributing to this change was a 10.0% increase in new business policies written and a 7.8% increase in year-over-year average premium per policy on new business at September 30, 2022. New business premiums decreased 2.4% to $239 million in the third quarter of 2021 compared to the same period in 2020 due primarily to decreased personal auto premiums written. In the third quarter of 2021, new business policies written decreased 8.9%, partially offset by a 2.0% increase in year-over-year average premium per policy.

Premiums generated from renewal business increased 7.9% to $2.0 billion in the third quarter of 2022 compared to the third quarter of 2021 and increased 4.7% to $1.8 billion in the third quarter of 2021 compared to the third quarter of 2020.  Underlying the trend in renewal business premiums was an increase in year-over-year policies in force of 3.5% and 1.9% in the third quarters of 2022 and 2021, respectively, driven by a slight increase in the policy retention ratios, as well as a 3.5% increase in year-over-year average premium per policy at September 30, 2022, compared to a 1.0% decrease in year-over-year average premium per policy at September 30, 2021.

Personal lines – Total personal lines premiums written increased 8.7% to $1.6 billion in the third quarter of 2022, compared to 2.6% in the third quarter of 2021, driven by a 3.4% increase in total personal lines policies in force and a 3.2% increase in total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 11.2% to $647 million in the third quarter of 2022, compared to 7.2% in the third quarter of 2021, driven by a 6.7% increase in total commercial lines year-over-year average premium per policy and a 2.4% increase in total commercial lines policies in force.

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

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$551,666	$504,891	9.3%	$1,584,213	$1,462,880	8.3%
Service agreement revenue	6,260	6,067	3.2	19,175	18,048	6.2
	557,926	510,958	9.2	1,603,388	1,480,928	8.3
Cost of policy issuance and renewal services	466,111	430,326	8.3	1,352,050	1,268,650	6.6
Operating income - policy issuance and renewal services	$91,815	$80,632	13.9%	$251,338	$212,278	18.4%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.3% of the direct and affiliated assumed premiums written by the Exchange for both three and nine month periods ended September 30, 2022 and 2021.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  In July 2021, we also began receiving service agreement revenue from the Exchange for the use of shared office space. The increase in service agreement revenue for the three and nine month periods ended September 30, 2022 compared to the same periods in 2021 is primarily due to the new shared office space agreement.

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$309,597	$288,046	7.5%	$898,215	$842,647	6.6%
Non-commission expense:
Underwriting and policy processing	$43,627	$40,731	7.1%	$127,483	$124,500	2.4%
Information technology	50,345	46,693	7.8	147,117	139,174	5.7
Sales and advertising	15,011	13,422	11.8	42,007	38,955	7.8
Customer service	8,675	8,980	(3.4)	25,760	26,909	(4.3)
Administrative and other	38,856	32,454	19.7	111,468	96,465	15.6
Total non-commission expense	156,514	142,280	10.0	453,835	426,003	6.5
Total cost of policy issuance and renewal services	$466,111	$430,326	8.3%	$1,352,050	$1,268,650	6.6%

Commissions – Commissions increased $21.6 million in the third quarter of 2022 and $55.6 million for the nine months ended September 30, 2022 compared to the same periods in 2021, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The estimated agent incentive payouts at September 30, 2022 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2022. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in 2022 compared to 2021.

Non-commission expense – Non-commission expense increased $14.2 million in the third quarter of 2022 compared to the third quarter of 2021. Underwriting and policy processing expense increased $2.9 million primarily due to increased postage and underwriting report costs. Information technology costs increased $3.7 million primarily due to increased professional fees and hardware and software costs, partially offset by decreased personnel costs. Administrative and other costs increased $6.4 million primarily due to an increase in personnel costs related to compensation and increased professional fees compared to the same period in 2021.

Non-commission expense increased $27.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. Underwriting and policy processing expense increased $3.0 million primarily driven by increased underwriting report costs. Information technology costs increased $7.9 million primarily due to increased hardware and software costs and professional fees, partially offset by decreased personnel costs. Sales and advertising increased $3.1 million primarily due to agent related expenses. Administrative and other costs increased $15.0 million primarily driven by increased professional fees and personnel costs related to compensation compared to the same period in 2021. Personnel costs in all expense categories were also impacted by lower estimated costs for incentive plan awards related to underwriting performance.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$14,657	$14,471	1.3%	$43,446	$43,985	(1.2)%
Administrative services reimbursement revenue	168,653	162,410	3.8	492,655	473,133	4.1
Total revenue allocated to administrative services	183,310	176,881	3.6	536,101	517,118	3.7
Administrative services expenses
Claims handling services	146,097	140,100	4.3	427,483	407,762	4.8
Investment management services	9,273	9,884	(6.2)	28,264	29,287	(3.5)
Life management services	13,283	12,426	6.9	36,908	36,084	2.3
Operating income - administrative services	$14,657	$14,471	1.3%	$43,446	$43,985	(1.2)%

Administrative services
The management fee revenue allocated to administrative services was 0.7% of the direct and affiliated assumed premiums written by the Exchange for both three and nine month periods ended September 30, 2022 and 2021. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Cost of administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements due from the Exchange and its insurance subsidiaries are recorded as a receivable and settled at cost.

Total investment (loss) income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
	(Unaudited)			(Unaudited)
Net investment income	$5,834	$18,858	(69.1)%	$24,606	$49,605	(50.4)%
Net realized and unrealized investment (losses) gains	(6,230)	1,610	NM	(23,833)	5,183	NM
Net impairment (losses) recoveries recognized in earnings	(175)	130	NM	(429)	216	NM
Total investment (loss) income	$(571)	$20,598	NM %	$344	$55,004	(99.4)%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income decreased $13.0 million in the third quarter of 2022 and $25.0 million for the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to lower equity in earnings of limited partnerships. Included in net investment income is $4.6 million of limited partnership losses in the third quarter of 2022 compared to earnings of $11.5 million for the same period in 2021 and $2.2 million of limited partnership losses for the nine months ended September 30, 2022 compared to earnings of $26.7 million for the same period in 2021.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(4,606)	$2,189	$(9,108)	$4,069
Equity securities	243	(267)	(1,327)	5
Equity securities change in fair value	(1,867)	(312)	(13,400)	1,108
Miscellaneous	0	0	2	1
Net realized and unrealized investment (losses) gains	$(6,230)	$1,610	$(23,833)	$5,183

Net realized and unrealized losses during the three and nine months ended September 30, 2022 were primarily due to disposals of available-for-sale securities and market value adjustments on equity securities. Net realized and unrealized gains during the three and nine months ended September 30, 2021 were primarily due to disposals of available-for-sale securities.

Net impairment (losses) recoveries recognized in earnings
Net impairment losses during the three and nine months ended September 30, 2022 were related to available-for-sale securities. Net impairment recoveries during the three and nine months ended September 30, 2021 were primarily the result of a change in the current expected credit loss allowance related to our agent loans.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On August 9, 2022, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2021, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 8.4% to $6.5 billion in the first nine months of 2022 compared to the first nine months of 2021. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.2 billion at September 30, 2022 and $11.7 billion at December 31, 2021. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.3% at September 30, 2022, 90.1% at December 31, 2021 and 90.0% at September 30, 2021.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2022	% to total	December 31, 2021	% to total
	(Unaudited)
Fixed maturities	$874,687	83%	$946,085	83%
Equity securities	68,969	7	87,743	8
Agent loans (1)	69,425	7	66,368	6
Other investments	33,570	3	36,846	3
Total investments	$1,046,651	100%	$1,137,042	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $62.9 million at September 30, 2022, compared to net unrealized gains of $6.2 million at December 31, 2021.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	September 30, 2022 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$0	$4,395	$6,299	$10,694
Communications	0	2,830	10,588	12,116	14,961	40,495
Consumer	0	4,869	11,075	69,106	35,806	120,856
Diversified	0	0	0	0	766	766
Energy	0	0	3,734	22,578	6,708	33,020
Financial	0	0	86,795	121,468	15,125	223,388
Industrial	0	0	10,054	14,139	20,792	44,985
Structured securities (2)	121,384	158,911	21,376	12,634	0	314,305
Technology	1,852	0	5,262	19,705	12,251	39,070
U.S. Treasury	0	12,205	0	0	0	12,205
Utilities	0	0	3,386	28,136	3,381	34,903
Total	$123,236	$178,815	$152,270	$304,277	$116,089	$874,687
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	September 30, 2022	December 31, 2021
	(Unaudited)
Communications	$371	$0
Consumer	1,418	3,314
Energy	3,513	6,448
Financial services	57,595	71,722
Utilities	6,072	6,259
Total	$68,969	$87,743

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of the ongoing COVID-19 pandemic and recent geopolitical events and resulting conditions, including rising interest rates and inflationary costs. While we did not see a significant impact on our sources or uses of cash in the first nine months of 2022, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  The funding policy for our pension plan is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $25 million contribution to our pension plan during the third quarter of 2022. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows:

	Nine months ended
	September 30,
(in thousands)	2022	2021
	(Unaudited)
Net cash provided by operating activities	$238,108	$264,038
Net cash used in investing activities	(74,997)	(43,158)
Net cash used in financing activities	(249,149)	(146,124)
Net (decrease) increase in cash and cash equivalents	$(86,038)	$74,756

Net cash provided by operating activities was $238.1 million in the first nine months of 2022, compared to $264.0 million for the same period in 2021. Decreased cash provided by operating activities was primarily due to increases in cash paid for agent commissions of $45.3 million due to higher scheduled commissions driven by premium growth, administrative services expenses paid of $25.5 million and pension contributions of $25.0 million. Partially offsetting this decrease in cash provided by operating activities was an increase in management fees received of $78.3 million driven by growth in direct and affiliated assumed premiums written by the Exchange.

Net cash used in investing activities was $75.0 million in the first nine months of 2022, compared to $43.2 million for the same period in 2021. Net cash used in investing activities was primarily driven by an increase in investment purchases of $75.3 million and fixed asset purchases of $12.8 million, partially offset by an increase in proceeds from sales and maturities/calls of investments of $60.6 million.

Net cash used in financing activities totaled $249.1 million in the first nine months of 2022, compared to $146.1 million for the same period in 2021. The increase in cash used was primarily due to the repayment of the remaining $93.2 million balance on the term loan in May 2022.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the ongoing COVID-19 pandemic.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) cash and cash equivalents, which total approximately $97.7 million at September 30, 2022, 2) $99.1 million available on our bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $722.5 million at September 30, 2022.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2022, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of September 30, 2022, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of September 30, 2022. Investments with a fair value of $108.7 million were pledged as collateral on the line at September 30, 2022. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with all covenants at September 30, 2022.

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
The current inflationary environment and rising interest rates may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the nine months ended September 30, 2022. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

By Memorandum Opinion and Order dated September 28, 2022, the Court granted the Motion for Remand and directed the case be remanded to the Court of Common Pleas of Allegheny County, Pennsylvania. On September 30, 2022, Indemnity filed a Motion to Stay the Remand Order pending an appeal to the United States Court of Appeals for the Third Circuit. On October 3, 2022, the Court granted the Stay. On October 11, 2022, Indemnity filed a Petition for Permission to Appeal the Remand Order with the Third Circuit.

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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending September 30, 2022:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

July 1-31, 2022	—	$—	—	$17,754
August 1-31, 2022 (1)	1,995	207.43	—	17,754
September 1-30, 2022	—	—	—	17,754
Total	1,995	207.43	—

(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,666 shares at an average price of $207.43 per share) and the incentive compensation deferral plan (329 shares at an average price of $207.43 per share).

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and Parthasarathy Srinivasa. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

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

Erie Indemnity Company
(Registrant)

Date:	October 27, 2022	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO