Form 10-K
period 2022-12-31
ERIE INDEMNITY CO
filed 2023-03-01
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $4.9 billion of Class A non-voting common stock as of June 30, 2022. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

Services
The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2022 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2022 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2022 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 69% of the 2022 direct and affiliated assumed written premiums and commercial lines comprising the remaining 31%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and affiliated assumed written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

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

The direct and affiliated assumed premiums written by the Exchange drive our management fee, which is our primary source of revenue. The property and casualty insurance industry is highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claims handling, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, exists from large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers, and by large companies who market and sell personal lines products directly to consumers. Innovations by competitors or other market participants may also increase the level of competition in the industry. In addition, because the insurance products of the Exchange are marketed exclusively through independent insurance agents, the Exchange faces competition within its appointed agencies based upon ease of doing business, product, price, and service relationships.

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

The Exchange’s strategic focus as a reciprocal insurer is to employ a disciplined underwriting philosophy and to leverage its strong surplus position to generate higher risk adjusted investment returns. The goal is to produce acceptable returns, on a long-term basis, through careful risk selection, rational pricing and superior investment returns. This focus allows the Exchange to accomplish its mission of providing as near perfect protection, as near perfect service as is humanly possible at the lowest possible cost.

See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report for further discussion on competition in the insurance industry.

Human Capital Management
Employee Value Proposition
Our human capital management strategy, including initiatives to shape our workforce and workplace, is designed to attract, retain, and develop talent to ensure we are well positioned for the future. Our partnership with our employees is one of the cornerstones of our success.

Our employee value proposition includes a culture that focuses on physical, financial, and emotional well-being. A 2022 employee survey, administered by Willis Towers Watson, indicated that our employees place a value of 84 out of 100 on their total rewards package, approximately 12 points above the industry benchmark. We offer competitive pay with a signature and affordable benefits package including options designed to meet the unique needs of our employees and their families. Employees have access to an employee assistance plan, emergency child and elder care providers, adoption assistance, and infertility assistance, among others. We hold a shared responsibility view of retirement planning whereby we provide tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) savings plan and a noncontributory defined benefit pension plan.

We encourage a work/life balance for all employees. During 2022, we began returning employees to the office and addressed the need to meet business requirements while recognizing the need for employee flexibility by offering a variety of hybrid working arrangements.

An engaged workforce is necessary for accomplishing organizational objectives and our portfolio of employee experience initiatives demonstrates our commitment to provide employees an engaging environment throughout all stages of their careers. We offer professional development opportunities that are designed to prepare employees for future career growth. Employees have access to skills enhancement training and programs as well as a generous tuition reimbursement program for higher education. We also grow and develop our employees by offering talent mobility opportunities such as expanded leadership experience, job shadowing, cross-training, stretch assignments, and formal career development programs.

Diversity, Equity & Inclusion
Diversity, equity, and inclusion (“DEI”) is integral to our business success. Our strength is in our people and the more diverse our backgrounds and experiences, the stronger we are.

Our department of Diversity & Community Development is led by the Chief Diversity Officer who reports directly to the Chief Executive Officer, affirming our commitment to DEI from executive leadership. Our DEI efforts are further supported by a dedicated team of professionals including a Vice President of Diversity, Equity, and Inclusion.

We foster an inclusive workplace through the endorsement of nine affinity networks and five business resource groups. Affinity networks are employee-driven groups that focus on particular dimensions of diversity and are designed to foster greater awareness and a culture of inclusion across our company. Business resource groups address business issues using a DEI lens. Through these groups, we are taking a broader approach to problem-solving and innovation by aligning cross-functional teams of employees to our business strategy.

Workforce Metrics
We used the following human capital metrics as part of managing our business for the years ended December 31:

	2022	2021	2020
Workforce size
Full-time (1)	5,970	5,805	5,849
Part-time	23	30	31
Temporary (2)	45	41	34
Turnover (3)	11.2%	8.0%	5.3%
Average tenure (4)	11.7	12.6	12.5

(1) Includes 50% of employees who provide claims and life insurance management services exclusively for the Exchange and its subsidiaries. The Exchange and its subsidiaries reimburse us monthly for the cost of these services.
(2) Temporary employees are hired for short-term work and paid directly by us.
(3) The percentage of employees who left voluntarily or involuntarily, including retirements; calculated using the number of employees who exited, divided by the average headcount of the period.
(4) The average number of years employees have been employed with the organization; calculated using the total number of years of employment, divided by average headcount of full-time and part-time employees for the period.

The volatile talent market experienced during the pandemic continued to be a challenge in 2022.  Our turnover rate increased to 11.2% in 2022 from 8.0% in 2021 and 5.3% in 2020.  The largest portion of our turnover continues to be voluntary turnover, excluding retirements, which increased to 6.9% in 2022 from 4.8% in 2021 and 2.4% in 2020, but continues to remain lower than industry benchmark data.  Employee retirements also contributed to the increased turnover rate as they increased to 3.6% in 2022 from 2.2% in 2021 and 2.0% in 2020.  We continue to monitor turnover trends to determine the appropriate actions to ensure we are well positioned for the future.

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

Serving as the attorney-in-fact in the reciprocal insurance exchange structure results in the Exchange being our sole customer. The growth of the Exchange directly affects our management fee revenue, which is largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. If the Exchange's ability to grow or renew policies were adversely impacted, the premium revenue of the Exchange would be adversely affected which would reduce our management fee revenue. The circumstances or events that might impair the Exchange's ability to grow include, but are not limited to, the items discussed below.

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

The Exchange markets and sells its insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell only the Exchange's insurance products, and generally also sell products of the Exchange's competitors. If agencies do not maintain their current levels of marketing efforts, bind the Exchange to unacceptable risks, or place business with competing insurers, or if the Exchange is unsuccessful in attracting or retaining agencies in its distribution system or maintaining its relationships with those agencies, the Exchange's ability to grow and renew its business may be adversely impacted. More broadly, if independent agents face challenges sustaining their own business operations due to unfavorable economic conditions or staffing constraints, it could result in the sale or closure of their businesses, thereby reducing the agency force of the Exchange. Additionally, shifting consumer behaviors toward increased digital interactions may cause the insurance industry as a whole to migrate to a delivery system other than independent agencies.

The Exchange maintains a brand recognized for customer service. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service providers may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, which is increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs and reputational damage. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers/policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to satisfy its customers. Also, we, or the Exchange, may fail to meet environmental, social, and governance (ESG) expectations of our customers or other interested parties. Failure to satisfy expectations in these areas may result in negative publicity or other adverse outcomes. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

As the attorney-in-fact in the reciprocal insurance exchange structure with the Exchange as our sole customer, we are dependent on the financial condition of the Exchange. If the Exchange were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry would be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted the Exchange's ability to attract new customers, the premium revenue of the Exchange would be adversely affected which would reduce our management fee revenue. The circumstances or events that might impair the Exchange's financial condition include, but are not limited to, the items discussed below.

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

The performance of the Exchange's investment portfolio is subject to a variety of investment risks. The Exchange's investment portfolio is comprised principally of fixed income securities, equity securities and limited partnerships. The fixed income portfolio is subject to a number of risks including, but not limited to, interest rate risk, investment credit risk, sector/concentration risk and liquidity risk. The Exchange's common stock and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable. Additionally, a portion of the Exchange’s common stock and limited partnership portfolios are exposed to foreign exchange rate risk, or the potential loss in estimated fair value resulting from adverse changes in foreign currency exchange rates. If any investments in the Exchange's investment portfolio were to suffer a substantial decrease in value, the Exchange's financial position could be materially adversely affected through increased unrealized losses or impairments. A significant decrease in the Exchange's portfolio could also put it, or its subsidiaries, at risk of failing to satisfy regulatory or rating agency minimum capital requirements.

Property and casualty insurers are subject to extensive regulatory supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing, examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, accounting standards, transactions between affiliates, risk management, and ESG practices. Such regulation and supervision are primarily for the benefit and protection of policyholders. Changes in applicable insurance laws, tax statutes, regulations, or changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact the Exchange's business, cash flows, results of operations, financial condition, or operating environment and increase its exposure to loss or put it at a competitive disadvantage, which could result in reduced sales of its products and lower premium revenue.

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

The uncertainty of risks that emerge upon the occurrence of significant unexpected events, such as pandemics, or unexpected inflation caused by supply chain issues or otherwise, may cause additional challenges in the process of estimating loss and loss adjustment expense reserves or premiums to accommodate future claims and expenses. For example, the behavior of claimants and policyholders and the timing and amounts of claims settlements may change in unexpected ways. Furthermore, actions taken by governmental bodies, both legislative and regulatory, in reaction to significant unexpected events, and their related impacts, are hard to predict. The models that are used to determine appropriate premium levels, forecast future losses and expenses, estimate loss and loss adjustment expense reserves, and assess financial strength may be created or deployed in a manner that results in inaccurate predictions. This may result in changes to the Exchange's estimated level of loss and loss adjustment expense reserves or impact the adequacy of premiums to accommodate future claims and expenses.

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

The Exchange's insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability of the frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. A single catastrophic occurrence or aggregation of multiple smaller occurrences within the geographical region of the Exchange or its assumed property reinsurance portfolio could adversely affect the financial condition of the Exchange. Man-made disasters such as terrorist attacks and riots could also cause losses from insurance claims related to the property and casualty insurance operations, which could adversely affect its financial condition.

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

Commissions to independent agents are our largest expense. Commissions include scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving certain targeted measures. Changes to commission rates or bonus programs may result in increased future costs and lower profitability. Our agent incentive bonuses include a profitability component. If claims frequency and loss expenses were to decrease significantly as a result of an unexpected event, such as a pandemic, the profitability component of our agent incentive bonuses would improve, and our agent compensation costs would increase. Our second largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control, such as inflation, are indicators that employee costs could increase which could reduce our profitability. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance and changes in retirement patterns, which are beyond our control and any related future cost increases would reduce our profitability.

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

If we are unable to attract, develop, and retain talented executives, key managers, and employees our financial condition and results of operations could be adversely affected.

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

Our success also depends on our ability to attract, develop, and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate talent could have an adverse effect on our business performance. Additionally, failure to recognize, evaluate, and respond to changing workforce trends including current labor market conditions and new ways of managing in hybrid work environments, or failure to execute proactive retention and replacement strategies could also have an adverse effect on our business performance. Furthermore, failure to instill appropriate cultural expectations and behavioral norms within our employees, particularly in a hybrid work environment, could damage our reputation. Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees in the actuarial, finance, human resources, information technology, law, and risk management areas are also essential to support our core functions.

If we are unable to effectively maintain system availability or manage technology initiatives, we may experience adverse financial consequences and/or may be unable to compete effectively.

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

If we experience difficulties with technology, data and network security, including those that could result from cyber attacks, third-party relationships or cloud-based relationships, our ability to conduct our business could be adversely impacted.

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

In addition, we are subject to numerous federal and state data privacy and security laws relating to the privacy and security of the nonpublic personal information of our customers, employees and others. The improper access, disclosure, misuse or mishandling of such information could result in legal liability, regulatory action and reputational damage. Third parties on whom we rely for certain business processing functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

The number, complexity and sophistication of cyber threats continue to increase over time. While we maintain cyber liability insurance to mitigate the financial risk around cyber incidents, such insurance may not cover all costs associated with the consequences of information or systems being compromised, and such insurance may become prohibitively expensive to maintain. Additionally, while we have dedicated resources with security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough or may fail to sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial losses, which could adversely affect our business, cash flows, financial condition or results of operations.

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

We have established business continuity and disaster recovery plans to provide for the continuation of core business operations in the event that normal business operations could not be performed due to catastrophic or other events, including pandemics. While we continue to test and assess our business continuity and disaster recovery plans to validate they meet the needs of our core business operations and address multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. Employee absence, physical premises damage, systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our business and customer relationships. Our operational resiliency is also dependent on third-party personnel, infrastructure and systems on which we rely. Our operations and those of our third parties may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, pandemics, supply chain interruptions, network failures, and cyber attacks. Additionally, we are dependent on internet and telecommunications access and capabilities. Our workforce is largely concentrated in Erie, Pennsylvania. If a significant event affects the labor force in this area, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders and/or independent agents of the Exchange. Disruptions to our workforce or our operations for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

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

At December 31, 2022, our investment portfolio consisted of approximately 84% fixed maturity securities, with the remaining 16% invested in equity securities and other investments.

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

•Reinvestment risk - the possibility that the cash flows produced by an investment will have to be reinvested at a reduced rate of return. Approximately 36% of our fixed maturity portfolio is expected to mature over the next three years.

Our equity securities have exposure to price risk. Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect our fixed income portfolio, as discussed above.

All of our fixed income and equity securities are subject to market volatility. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the fixed income portfolio on a periodic basis to evaluate positions that are in an unrealized loss position to determine whether impairments are a result of credit loss or other factors. Inherent in management's evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on our operating results and financial condition. See also Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. After this date, the FCA would no longer require banks to make LIBOR submissions. Following discussions with the FCA and other official sector bodies, the Intercontinental Exchange Benchmark Administration announced in March 2021 the publication of certain USD LIBOR settings will continue through June 30, 2023. The Alternative Reference Rates Committee of the Federal Reserve Board (ARRC), a group of market participants convened to help ensure a successful transition away from LIBOR, has recommended the Secured Overnight Financing Rate (SOFR) as its preferred alternative reference rate and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Volume in SOFR-linked products progressed strongly in 2022, and SOFR is now the predominant floating rate used in newly issued fixed income transactions. However, most floating rate instruments outstanding still reference LIBOR and therefore will need to transition to an alternative rate.

We have identified our population of contracts that contain a LIBOR reference and have determined that our primary exposure is in fixed income securities within our investment portfolio. At December 31, 2022, approximately 17% of our investment portfolio includes securities with LIBOR exposure where the stated final maturity date extends beyond June 30, 2023. Many of our LIBOR indexed securities have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities governed by U.S. law without adequate fallback provisions already in place, federal legislation was passed in 2022 to provide a safe harbor for transition to the recommended alternative reference rate.

We continually monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to the inherent uncertainty in financial markets, we are currently unable to predict the overall impact of LIBOR transition on our net investment income, fair market value and return on investments that contain a LIBOR reference.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect our ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, satisfy certain financial covenants, pay dividends on common stock, and repurchase common stock. Management estimates the appropriate level of capital necessary based upon current and projected results, which includes evaluating potential risks. Failure to accurately estimate our capital needs may have a material adverse effect on our financial condition until additional sources of capital can be obtained. Further, a deteriorating financial condition may create a negative perception of us by third parties, including investors, and financial institutions, which could impact our ability to access additional capital in the debt or equity markets. Volatility in the financial markets could also limit our ability to sell certain fixed income securities or cause such investments to sell at deep discounts.

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

Indemnity and the Exchange also operate 25 field offices in 12 states used to primarily support claims-related activities. The Exchange owns seven field offices and leases another 16 from third parties. Indemnity owns one field office and leases another from a third party. Commitments for properties leased from third parties expire periodically through 2027. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon usage or square footage occupied.

Over 90% of our workforce had been working remotely from March 2020 through April 2022 due to the COVID-19 pandemic.  We implemented a phased return of our workforce beginning in April 2022 and transitioned to a predominately hybrid format.

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

By Memorandum Opinion and Order dated September 28, 2022, the Court granted the Motion for Remand and directed the case be remanded to the Court of Common Pleas of Allegheny County, Pennsylvania. On September 30, 2022, Indemnity filed a Motion to Stay the Remand Order pending an appeal to the United States Court of Appeals for the Third Circuit. On October 3, 2022, the Court granted the Stay. On October 11, 2022, Indemnity filed a Petition for Permission to Appeal the Remand Order with the Third Circuit. By Order dated November 7, 2022, a three judge panel of the Court denied the Petition to Appeal.

On November 21, 2022, Indemnity filed a Petition for Rehearing requesting that the Third Circuit permit the appeal. By Order dated January 9, 2023, the Court granted the petition for rehearing and vacated the prior Order of October 7, 2022, denying permission to appeal. The appeal will now be heard before the Third Circuit.

Indemnity intends to vigorously defend against all of the allegations and requests for relief in the complaint.

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the “All Writs Act” and the “Anti-Injunction Act.” By filing this complaint, Indemnity seeks to protect the federal court’s prior binding, final judgments in favor of Indemnity and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 17, 2023, there were approximately 527 shareholders of record for the Class A non-voting common stock and 9 shareholders of record for the Class B voting common stock.

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

	2017		2018	2019	2020	2021	2022
Erie Indemnity Company Class A common stock	$100	(1)	$113	$143	$218	$174	$230
Standard & Poor's 500 Stock Index	100	(1)	96	126	149	191	157
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	90	116	114	148	161
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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending December 31, 2022:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

October 1–31, 2022	—	$—	—	$17,754
November 1–30, 2022 (1)	1,835	254.47	—	17,754
December 1–31, 2022	—	—	—	17,754
Total	1,835	254.47	—

(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,563 shares at an average price of $254.47 per share) and the incentive compensation deferral plan (272 shares at an average price of $254.47 per share).

See Item 8. "Financial Statements and Supplementary Data – Note 10, Incentive and Deferred Compensation Plans, of Notes to Financial Statements" contained within this report for additional information on shares purchased outside of this program.

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
◦litigation and regulatory actions;
◦emergence of significant unexpected events, including pandemics and inflation;
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

Pursuant to the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we earn a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2022, 2021 and 2020.  Our Board of Directors set the 2023 management fee rate again at 25%, its maximum level.

Our earnings are primarily driven by the management fee revenue generated for the services we provide to the Exchange.  The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2022 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2022 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2022 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. In 2022, approximately 71% of the administrative services expenses are entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 29% of these expenses are allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 69% of the 2022 direct and affiliated assumed written premiums and commercial lines comprising the remaining 31%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

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

Risks and Uncertainties
Uncertainty resulting from current events, including but not limited to, post-pandemic conditions, supply chain disruptions and certain geopolitical concerns, have influenced various economic factors, including an elevated inflationary environment and rising interest rates over the past year. As these events continue to evolve, the ultimate impact and duration remain uncertain. The following sections provide a summary of the more relevant financial impacts, risk monitoring activities, and operational considerations for Indemnity and the Exchange.

The impact that the COVID-19 pandemic and post-pandemic inflation has on the premiums written by the Exchange, our sole customer, affects our management fee revenue. While reduced driving conditions resulting from the COVID-19 pandemic prompted the Exchange to implement personal and commercial auto rate reductions in 2020, higher severity from continued supply chain disruptions and inflation impacted rate decisions in 2021, resulting in increased average premiums per policy in 2022. There may also be other market and/or regulatory pressures that could impact the Exchange’s operations. Response to the COVID-19 pandemic and various recent geopolitical events have also had a significant impact on the global financial markets, including rising interest rates, which could impact future losses and impairments to the investment portfolio. We have provided additional disclosure of these impacted areas throughout our Management’s Discussion and Analysis that follows. A broader discussion of the potential future impacts has also been disclosed in Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" contained within this report.

While we were not required to close our physical locations under the state mandated closure of nonessential services during the pandemic, out of concern for the health and safety of our employees, over 90% of our workforce had been working remotely from March 2020 through April 2022. We did not experience significant interruptions to our core business processes or systems and did not have significant changes to our financial close reporting processes or related internal controls as a result of remote work.  We implemented a phased return of our workforce beginning in April 2022 and transitioned to a predominately hybrid format.  Consistent with our process from the beginning of the pandemic, we prioritize the health and safety of our employees and will adjust as appropriate.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2022	% Change	2021	% Change	2020

Operating income	$376,214	18.3%	$318,097	(5.9)%	$338,157
Total investment income	632	(99.1)	67,332	NM	32,867
Interest expense, net	2,009	(51.4)	4,132	NM	731
Other income (expense)	1,615	NM	(4,893)	NM	(1,778)
Income before income taxes	376,452	0.0	376,404	2.1	368,515
Income tax expense	77,883	(0.8)	78,544	4.4	75,211
Net income	$298,569	0.2%	$297,860	1.6%	$293,304
Net income per share - diluted	$5.71	0.3%	$5.69	1.6%	$5.61

NM = not meaningful

Operating income increased in 2022 compared to 2021 as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2022, 2021, and 2020.  The direct and affiliated assumed premiums written by the Exchange increased 9.2% to $8.6 billion in 2022 and 3.3% to $7.9 billion in 2021.

Cost of operations for policy issuance and renewal services increased 7.0% to $1.8 billion in 2022 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased professional fees and technology costs, partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange. Cost of operations for policy issuance and renewal services increased 5.6% to $1.7 billion in 2021 primarily due to higher commissions driven by direct and affiliated assumed written premium growth, increased technology costs, increased administrative and other costs, and higher agent incentive compensation from profitable growth.

Management fee revenue for administrative services remained consistent at $58.3 million in 2022 compared to a decrease of 2.0% in 2021. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $668.3 million in 2022 and $638.5 million in 2021, but had no net impact on operating income.

Total investment income decreased $66.7 million in 2022 primarily due to a decrease in net investment income as well as net realized and unrealized investment losses in 2022 compared to net gains in 2021. Total investment income increased $34.5 million in 2021 primarily due to an increase in net investment income. The changes in net investment income in both periods were driven by results in our limited partnership portfolio.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  The extent to which economic conditions could impact the Exchange’s operations and our management fee was exacerbated with the COVID-19 pandemic and the post-pandemic economic environment. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impacts to economic conditions remain uncertain as post-pandemic conditions continue to evolve. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" contained within this report for a discussion of potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Post-pandemic conditions and various recent geopolitical events have had a significant impact on the global financial markets. The value of our invested assets could be adversely impacted and there is potential for future losses and/or impairments on our investment portfolio resulting from continued supply chain disruptions, further inflationary pressures and rising interest rates.

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

Investment Valuation
Fair Value Measurements
We make estimates concerning the fair value of our investments using valuation techniques to derive the fair value of the fixed maturity and equity investments we hold. Fair value is the price that would be received to sell an asset in an orderly transaction between willing market participants at the measurement date.

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

As of December 31, 2022, substantially all of the securities measured at fair value in our investment portfolio are classified as Level 2. Level 2 securities are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2022, our investments classified as Level 3 were not significant.

See Item 8. "Financial Statements and Supplementary Data - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional details on the fair value measurement of our investments.

Impairments
During 2022, as a result of rising interest rates, unrealized losses in our fixed maturity portfolio increased significantly. We regularly monitor our fixed maturity and equity security portfolios for price changes and perform detailed reviews of securities in an unrealized loss position that may indicate that credit-related or other impairments exist. As of December 31, 2022, our intent to sell and credit-related impairments were not material to our financial condition or results of operations.

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for additional details on impairments of available-for-sale securities.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and an allocated share of costs for employees in departments that support the administrative functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 15 years.  This yield curve supported the selection of a 5.67% discount rate for the projected benefit obligation at December 31, 2022 and for the 2023 pension expense.  The same methodology was used to develop the 3.16% and 2.96% discount rates used to determine the projected benefit obligation for 2021 and 2020, respectively, and the pension expense for 2022 and 2021, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $3.6 million, of which our share would be approximately $1.5 million, and would increase the pension benefit obligation by $32.3 million.

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

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. While the expected long-term rate of return is generally less susceptible to annual revisions as there are typically no significant changes in the asset mix, we increased the expected return on asset assumption from 5.50% to 6.50% in 2023 based on the current asset allocation and considering a review of the key factors and expectations of future performance as well as the current market environment. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.6 million impact on net pension benefit cost in the following year, of which our share would be approximately $1.1 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2022 that related to the actual investment return being different from that assumed during the prior year was a loss of $358.6 million. Recognition of this loss will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

We expect our net pension benefit cost to decrease from $44.2 million in 2022 to income of $7.8 million in 2023 primarily due to higher discount rates and expected return on assets, partially offset by lower than expected asset returns during 2022. Our share of the net pension benefit costs after reimbursements was $18.6 million in 2022. We expect our share of the net pension benefit income to be approximately $3.3 million in 2023, of which expense of $11.5 million will be recorded in operating expense and income of $14.8 million will be recorded in other income.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries, with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities and allocate our revenues between our performance obligations.

Management fee rate
The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for 2022, 2021 and 2020.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current and prior year transaction price allocation reviews resulted in minor changes in the allocation percentages between the two performance obligations in all periods, which did not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2022	% Change	2021	% Change	2020

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$8,595,960	9.2%	$7,868,311	3.3%	$7,613,519
Management fee rate	24.3%		24.3%		24.2%
Management fee revenue	2,088,818	9.2	1,912,000	3.8	1,842,472
Change in estimate for management fee returned on cancelled policies (1)	(972)	NM	1,166	NM	(678)
Management fee revenue - policy issuance and renewal services	$2,087,846	9.1%	$1,913,166	3.9%	$1,841,794

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$8,595,960	9.2%	$7,868,311	3.3%	$7,613,519
Management fee rate	0.7%		0.7%		0.8%
Management fee revenue	60,172	9.2	55,078	(9.6)	60,908
Change in contract liability (2)	(1,865)	NM	3,195	NM	(1,376)
Change in estimate for management fee returned on cancelled policies (1)	16	24.7	13	NM	(69)
Management fee revenue - administrative services	58,323	0.1	58,286	(2.0)	59,463
Administrative services reimbursement revenue	668,268	4.7	638,483	4.8	609,435
Total revenue from administrative services	$726,591	4.3%	$696,769	4.2%	$668,898
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 9.2% to $8.6 billion in 2022, from $7.9 billion in 2021, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.6% in 2022 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.2% in 2021.  The year-over-year average premium per policy for all lines of business increased 5.4% at December 31, 2022, compared to 0.1% at December 31, 2021. The year-over-year average premium per policy at December 31, 2021 was impacted by the rate reductions for personal and commercial auto policies written between January 1, 2021 and June 30, 2021, in response to lower driving activity resulting from the COVID-19 pandemic.

Premiums generated from new business increased 14.5% to $1.1 billion in 2022. Contributing to this change was a 10.4% increase in year-over-year average premium per policy on new business at December 31, 2022 and a 3.7% increase in new business policies written. Premiums generated from new business increased 13.2% to $965 million in 2021. New business policies written increased 9.0% in 2021 and year-over-year average premium per policy on new business increased 3.9% at December 31, 2021.

Premiums generated from renewal business increased 8.5% to $7.5 billion in 2022, and increased 2.1% to $6.9 billion, in 2021.  Underlying the trend in renewal business premiums was an increase in year-over-year policies in force of 3.6% and 2.4% in 2022 and 2021, respectively, driven by a slight increase in policy retention ratios, as well as a 4.7% increase in year-over-year average premium per policy at December 31, 2022, compared to a 0.3% decrease at December 31, 2021.

The Exchange implements rate changes in order to meet loss cost expectations. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions on policies written between July 1, 2020 and June 30, 2021. These rate reductions resulted in a decrease to Exchange’s written premium of approximately $110 million and $90 million for 2021 and 2020, respectively.  Claims frequency increased as driving activity returned to near pre-pandemic levels in 2021 and 2022.  Inflation-driven severity increases in 2021 and 2022, combined with increasing claim frequency, impacted 2022 underwriting results, and may impact future rate decisions.

As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2021 were reflected in 2022, and a portion of the rate actions approved in 2022 will be reflected in 2023. Furthermore, the Exchange writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for rate actions to be recognized. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 8.4% to $6.0 billion in 2022, from $5.5 billion in 2021, driven by a 4.4% increase in total personal lines year-over-year average premium per policy and a 3.9% increase in total personal lines policies in force. Total personal lines policies in force increased 3.1% in 2021 and year-over-year average premium per policy decreased 0.6% at December 31, 2021.

Commercial lines – Total commercial lines premiums written increased 11.2% to $2.6 billion in 2022, compared to 2021, driven by a 9.0% increase in the total commercial lines year-over-year average premium per policy and a 2.0% increase in total commercial lines policies in force. Total commercial lines premiums written increased 5.4% in 2021, compared to 2020, driven by a 3.6% increase in total commercial lines policies in force and a 1.7% increase in the total commercial lines year-over-year average premium per policy.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business; additionally, exposure reductions and/or changes in mix of business as a result of post-pandemic economic conditions or other significant unexpected events could impact the average direct and affiliated assumed premium written by the Exchange, as customers may reduce coverages. Future premiums could also be impacted by changes resulting from the continued inflationary trends and potential regulatory changes resulting from the COVID-19 pandemic, among others. The extent of the impact to the Exchange's premiums and our management fee cannot be estimated with a high degree of certainty at this time given the ongoing developments related to supply chain disruptions and current inflationary trends. See also Part I, Item 1A. "Risk Factors" contained within this report.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2022	% Change	2021	% Change	2020

Management fee revenue - policy issuance and renewal services	$2,087,846	9.1%	$1,913,166	3.9%	$1,841,794
Service agreement revenue	25,687	6.8	24,042	(6.8)	25,797
	2,113,533	9.1	1,937,208	3.7	1,867,591
Cost of policy issuance and renewal services	1,795,642	7.0	1,677,397	5.6	1,588,897
Operating income - policy issuance and renewal services	$317,891	22.4%	$259,811	(6.8)%	$278,694

Policy issuance and renewal services
We allocate a portion of the management fee, which currently equates to 24.3% of the direct and affiliated assumed premiums written by the Exchange, for providing policy issuance and renewal services. The allocation of management fee for these services was 24.3% and 24.2% in 2021 and 2020, respectively. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  In July 2021, we also began receiving service agreement revenue from the Exchange for the use of shared office space, which increased service agreement revenue by $2.0 million in 2022 compared to 2021.

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2022	% Change	2021	% Change	2020

Commissions:
Total commissions	$1,179,569	6.4%	$1,108,426	5.4%	$1,051,272
Non-commission expense:
Underwriting and policy processing	$171,625	3.9%	$165,183	2.8%	$160,646
Information technology	198,157	7.1	185,096	6.5	173,827
Sales and advertising	60,000	14.3	52,511	(1.3)	53,212
Customer service	34,333	(6.5)	36,720	6.0	34,638
Administrative and other	151,958	17.4	129,461	12.3	115,302
Total non-commission expense	616,073	8.3	568,971	5.8	537,625
Total cost of policy issuance and renewal services	$1,795,642	7.0%	$1,677,397	5.6%	$1,588,897

Commissions – Commissions increased $71.1 million in 2022 compared to 2021, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in 2022. Commissions increased $57.2 million in 2021 compared to 2020 resulting from higher direct and affiliated assumed written premium, primarily in lines of business that pay a higher commission rate. To a lesser extent, there was also an increase in agent incentive compensation in 2021 compared to 2020 related to profitable growth.

Non-commission expense – Non-commission expense increased $47.1 million in 2022 compared to 2021. Underwriting and policy processing costs increased $6.4 million primarily due to increased underwriting report, printing, and personnel costs. Information technology costs increased $13.1 million primarily due to increased hardware and software costs and professional fees, partially offset by decreased personnel costs. Sales and advertising costs increased $7.5 million primarily due to increased advertising and agent-related expenses. Administrative and other expenses increased $22.5 million primarily due to an increase in personnel costs related to compensation and increased professional fees.

In 2021, non-commission expense increased $31.3 million compared to 2020. Underwriting and policy processing costs increased $4.5 million primarily due to increased personnel costs and underwriting report costs. Information technology costs increased $11.3 million primarily due to increased hardware and software costs and personnel costs. Administrative and other expenses increased $14.2 million primarily due to increased professional fees and building and equipment depreciation. Personnel costs in all categories were impacted by higher medical costs compared to the prior year as the COVID-19 pandemic reduced elective procedures in 2020.

Administrative services

	Years ended December 31,
(dollars in thousands)	2022	% Change	2021	% Change	2020

Management fee revenue - administrative services	$58,323	0.1%	$58,286	(2.0)%	$59,463
Administrative services reimbursement revenue	668,268	4.7	638,483	4.8	609,435
Total revenue allocated to administrative services	726,591	4.3	696,769	4.2	668,898
Administrative services expenses
Claims handling services	576,799	5.5	546,962	4.2	525,072
Investment management services	36,795	(5.3)	38,862	5.5	36,835
Life management services	54,674	3.8	52,659	10.8	47,528
Operating income - administrative services	$58,323	0.1%	$58,286	(2.0)%	$59,463

Administrative services
We allocate a portion of the management fee, which currently equates to 0.7% of the direct and affiliated assumed premiums written by the Exchange, to the administrative services. The allocation of management fee for these services was 0.7% and 0.8% in 2021 and 2020, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2022	% Change	2021	% Change		2020
Net investment income	$28,585	(54.0)%	$62,177	NM	%	$29,753
Net realized and unrealized investment (losses) gains	(27,286)	NM	4,946	(22.6)		6,392
Net impairment (losses) recoveries recognized in earnings	(667)	NM	209	NM		(3,278)
Total investment income	$632	(99.1)%	$67,332	NM	%	$32,867

NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income decreased $33.6 million in 2022, compared to 2021, and increased $32.4 million in 2021, compared to 2020, primarily due to equity in (losses) earnings of limited partnerships. Net investment income includes equity in losses of limited partnerships of $10.4 million in 2022, equity in earnings of limited partnerships of $31.7 million in 2021, and equity in losses of limited partnerships of $0.6 million in 2020.

In January 2023, the general partner of one of our private equity limited partnerships informed us of a significant decrease in the fair value of one of their underlying investments. The unrealized loss is estimated to be $11 million and will be recorded in net investment income (loss) in our first quarter 2023 financial statements consistent with our policy of recording limited partnership results on a quarter lag.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows for the years ended December 31:

(in thousands)	2022	2021	2020
Securities sold:
Available-for-sale securities	$(14,050)	$5,131	$1,335
Equity securities	(1,866)	(76)	(469)
Equity securities change in fair value	(11,372)	(110)	5,525
Miscellaneous	2	1	1
Net realized and unrealized investment (losses) gains	$(27,286)	$4,946	$6,392

Net realized and unrealized losses of $27.3 million in 2022 were primarily due to disposals of available-for-sale securities and market value adjustments on equity securities. Net realized and unrealized gains of $4.9 million in 2021 were primarily due to disposals of available-for-sale securities, while gains of $6.4 million in 2020 were primarily due to market value adjustments on equity securities and sales of available-for-sale securities.

Net impairment (losses) recoveries recognized in earnings
Net impairment losses of $0.7 million in 2022 were related to available-for-sale securities and include $0.5 million of credit impairment losses and $0.2 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis. Net impairment recoveries of $0.2 million in 2021 were primarily the result of a change in the current expected credit loss allowance related to our agent loans. Net impairment losses recognized on available-for-sale securities in 2020 include $2.3 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. The remaining 2020 impairments include the change in the current expected credit loss allowance related to our agent loans. The COVID-19 pandemic's impact on financial markets contributed to higher impairment losses on our available-for-sale securities during 2020 compared to other years presented.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On August 9, 2022, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2022, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 9.2% to $8.6 billion in 2022 from $7.9 billion in 2021. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $10.1 billion and $11.7 billion at December 31, 2022 and 2021, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.5% at December 31, 2022 and 90.1% at December 31, 2021.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. While policyholders' surplus declined by $1.6 billion from 2021 driven by higher loss costs and realized and unrealized investment losses resulting from post-pandemic economic conditions, we continue to monitor these conditions and believe that the Exchange falls within established risk tolerances. However, see Part I, Item 1A. "Risk Factors" for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2022	% to total	2021	% to total
Fixed maturities	$894,661	84%	$946,085	83%
Equity securities	72,560	7	87,743	8
Agent loans (1)	69,476	7	66,368	6
Other investments	30,511	2	36,846	3
Total investments	$1,067,208	100%	$1,137,042	100%
(1)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets" in the Statements of Financial Position.

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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized losses on fixed maturities, net of deferred taxes, totaled $52.5 million at December 31, 2022, compared to net unrealized gains of $6.2 million at December 31, 2021. The increase in investment portfolio positions with unrealized losses contributed to an increase in our deferred tax assets. Our evaluation of deferred tax assets and the need for a valuation allowance included available tax planning strategies that could be implemented, if necessary, to support the realizability of deferred tax assets. We believe those tax strategies are feasible and prudent.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of December 31, 2022: (1)

(in thousands)					Non-investment	Fair
	AAA	AA	A	BBB	grade	value
Basic materials	$0	$0	$0	$4,445	$6,048	$10,493
Communications	0	2,850	12,605	12,285	15,300	43,040
Consumer	0	4,876	12,164	70,397	36,073	123,510
Diversified	0	0	0	0	439	439
Energy	0	0	3,780	22,622	5,903	32,305
Financial	0	0	95,076	115,064	13,629	223,769
Industrial	0	0	10,102	16,297	20,393	46,792
Structured securities (2)	132,698	173,793	20,938	12,863	0	340,292
Technology	1,866	0	5,287	19,973	13,241	40,367
Utilities	0	0	3,378	26,954	3,322	33,654
Total	$134,564	$181,519	$163,330	$300,900	$114,348	$894,661

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

The following table presents an analysis of the fair value of our equity securities by sector as of December 31:

(in thousands)	2022	2021
Financial services	$61,084	$71,722
Utilities	5,708	6,259
Energy	3,576	6,448
Consumer	1,854	3,314
Communications	338	0
Total	$72,560	$87,743

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2022, shareholders' equity amounts related to these postretirement plans increased by $76.5 million, net of tax, of which $6.9 million represents amortization of the prior service cost and net actuarial loss and $69.6 million represents the current period actuarial gain.  The 2022 actuarial gain was driven by the higher discount rate, offset by lower than expected return on plan assets. At December 31, 2021, shareholders' equity amounts related to these postretirement plans increased by $70.0 million, net of tax, of which $13.9 million represents amortization of the prior service cost and net actuarial loss and $56.1 million represents the current period actuarial gain.  The 2021 actuarial gain was primarily due to higher than expected return on plan assets. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and an allocated share of costs for employees in departments that support the administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of recent geopolitical events and ongoing post-pandemic conditions, including rising interest rates and inflationary costs. While we did not see a significant impact on our sources or uses of cash in 2022, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, liquid marketable securities and our $100 million line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview and Part I, Item 1A. "Risk Factors" contained within this report.

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

We have certain obligations and commitments to make future payments under various agreements. Cash requirements within the next twelve months include accounts payable, accrued liabilities, and other current obligations.

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

•Other commitments – We have commitments for approximately $438 million which include agreements for various services, including information technology, support and maintenance obligations, operating leases for equipment, vehicles, and real estate, and other obligations in the ordinary course of business. We expect to make future cash payments according to the contract terms. These agreements are enforceable and legally binding and specify fixed amounts or minimum quantities to be purchased. Some agreements may contain cancellation provisions, some of which may require us to pay a termination fee. Over half of these commitments are due in the next 12 months. We are reimbursed from the Exchange and its subsidiaries for the portion of these costs related to administrative services.

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

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2022	2021	2020
Net cash provided by operating activities	$366,152	$402,794	$342,595
Net cash used in investing activities	(106,922)	(185,490)	(243,225)
Net cash used in financing activities	(300,842)	(194,842)	(274,869)
Net (decrease) increase in cash	$(41,612)	$22,462	$(175,499)

Net cash provided by operating activities was $366.2 million in 2022, compared to $402.8 million in 2021 and $342.6 million in 2020.  Decreased cash provided by operating activities in 2022 was primarily due to increases in cash paid for agent commissions of $75.9 million due to higher scheduled commissions driven by premium growth, administrative services expenses paid of $35.0 million and pension contributions of $25.0 million. Partially offsetting this decrease in cash provided by operating activities was an increase in management fees received of $118.9 million driven by growth in direct and affiliated assumed premiums written by the Exchange, compared to 2021. Increased cash provided by operating activities in 2021 was primarily due to an increase in management fees received driven by growth in direct and affiliated assumed premiums written by the Exchange of $94.6 million and an increase in administrative service reimbursements received of $46.9 million. Partially offsetting the increase in cash provided by operating activities was an increase in cash paid for agent commissions of $37.4 million due to higher scheduled commission driven by premium growth, an increase in administrative services expenses paid of $33.8 million and an increase in agent bonuses of $15.4 million, compared to 2020.

Net cash used in investing activities totaled $106.9 million in 2022, compared to $185.5 million in 2021 and $243.2 million in 2020. In 2022, net cash used in investing activities was primarily driven by fixed asset purchases of $67.2 million, which were mostly related to software and home office renovations. Additionally, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments. In 2021, net cash used in investing activities was mainly driven by fixed asset purchases of $148.8 million, which included the purchase of the home office from the Exchange. To a lesser extent, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments. In 2020, net cash used in investing activities was primarily driven by purchases of investments exceeding proceeds generated from sales and maturities/calls of investments.

Net cash used in financing activities totaled $300.8 million in 2022, compared to $194.8 million in 2021 and $274.9 million in 2020. The increase in cash used in 2022, compared to 2021, was primarily due to the repayment of the remaining $93.2 million balance on the term loan in 2022. The decrease in cash used in 2021, compared to 2020, was due to a decrease in dividends paid to shareholders of $80.1 million. In addition to the normal quarterly dividends paid in 2020, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300 on each Class B share totaling $93.1 million, which was paid in December 2020.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including the current post-pandemic economic environment.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unpledged cash and cash equivalents, which total approximately $128.8 million at December 31, 2022, 2) $100 million available bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $738.3 million at December 31, 2022.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2022, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of December 31, 2022, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million.  We had no borrowings outstanding on our line of credit as of December 31, 2022. Investments with a fair value of $114.6 million were pledged as collateral on the line of credit at December 31, 2022. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with our bank covenants at December 31, 2022.

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

Cybersecurity Risk Management
Our Board of Directors has a process in place to monitor management’s oversight of cybersecurity. This is done primarily through regular reports to its Risk Committee as well as reports to the full Board of Directors. Management reports on our cybersecurity risk management program, including our risk evaluation and the results of independent third-party security assessments, and our efforts to manage cyber related risks.

We employ a company-wide cybersecurity program of technical, administrative and physical controls intended to reduce the risk of cyber threats and protect our information, as well as documented processes to determine and make appropriate disclosures regarding potential material threats and incidents. Our cybersecurity philosophy and approach align to the National Institute of Standards and Technology Cybersecurity Framework and its core elements to identify, protect, detect, respond and recover from the various forms of cyber threats. Our practices include, but are not limited to, cybersecurity protocols and controls, system monitoring and detection, communication of incidents to appropriate management, third-party risk management, including assessments of emerging threats and vulnerabilities, and ongoing privacy and cybersecurity training for employees and contractors concerning cyber risk. We periodically assess the effectiveness of our cybersecurity efforts including independent validation and verification and security assessments conducted by independent third parties.

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

Intercompany Agreements
Subscriber's and services agreements
We serve as attorney-in-fact for the subscribers at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange signs a subscriber's agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, we are required to provide policy issuance and renewal services and act as the attorney-in-fact for the Exchange with respect to all administrative services, as discussed previously.  Pursuant to the subscriber's agreement, we earn a management fee for these services calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange. By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the attorney-in-fact. The Exchange's insurance subsidiaries also utilize Indemnity for all administrative services in accordance with the service agreements between each of the subsidiaries and Indemnity. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity.  Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Shared facilities
The Exchange and its subsidiaries have a service agreement with Indemnity to use space in Indemnity-owned properties. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 14. Related Party, of Notes to Financial Statements" for additional details.

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

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk. Net receivables from the Exchange and other affiliates were $524.9 million, or 23.4% of total assets, at December 31, 2022 and $479.1 million, or 21.4% of total assets, at December 31, 2021. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the Exchange as well as the service provider for its insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and other affiliates are settled monthly. We continually monitor the financial strength of the Exchange.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The significant volatility in the financial markets and uncertainty resulting from current events and post-pandemic conditions, resulting in continued supply chain disruptions and certain geopolitical events, have influenced various economic factors, including an elevated inflationary environment and rising interest rates. As these events continue to evolve, the ultimate impact and duration remain uncertain. We could experience future losses and/or impairments to the portfolio given the above impacts on market conditions.

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2022.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 84% of our invested assets at December 31, 2022. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed quarterly to ensure that it remains in the targeted range.

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

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2022	2021
Fair value of fixed maturity portfolio	$894,661	$946,085
Fair value assuming 100-basis point rise in interest rates	$868,919	$921,642
Effective duration (as a percentage)	2.9	2.6

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2022 and 2021. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2022
2023	$24,561
2024	104,164
2025	125,785
2026	79,745
2027	116,571
Thereafter	500,905
Total	$951,731
Fair value	$894,661

(in thousands)
Fixed maturities:	December 31, 2021
2022	$38,122
2023	89,184
2024	131,577
2025	108,165
2026	71,375
Thereafter	472,350
Total	$910,773
Fair value	$946,085

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

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2022
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$518,088	$479,413	54%
BBB	318,801	300,900	33
Total investment grade	836,889	780,313	87
BB	45,784	41,978	5
B	66,574	62,530	7
CCC, CC, C, and below	11,888	9,840	1
Total non-investment grade	124,246	114,348	13
Total	$961,135	$894,661	100%

	At December 31, 2021
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$506,271	$508,610	54%
BBB	295,681	299,270	31
Total investment grade	801,952	807,880	85
BB	45,541	46,922	5
B	76,144	76,913	8
CCC, CC, C, and below	14,642	14,370	2
Total non-investment grade	136,327	138,205	15
Total	$938,279	$946,085	100%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on the Financial Statements

We have audited the accompanying statements of financial position of Erie Indemnity Company (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Proportional Cost Allocation
Description of the Matter
For the year ended December 31, 2022, the Company’s administrative services reimbursement revenue totaled $668.3 million. The Company’s primary function, as attorney-in-fact, is to perform certain services on behalf of the subscribers at the Erie Insurance Exchange (Exchange) and its insurance subsidiaries, in accordance with the subscriber’s agreement and the service agreements with each of the Exchange’s insurance subsidiaries. As explained in Note 2 of the financial statements, pursuant to the approved subscriber’s agreement and service agreements, administrative services, which include costs associated with claims handling services, life insurance related operating activities, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue, based on the nature of the cost or relevant utilization statistic.

Auditing management’s proportional cost allocations was complex due to the multiple costs that are allocated, the extensiveness of the allocation process, and the degree of auditor judgement needed to design the nature and extent of audit procedures required to address the matter.

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

To test the Company’s proportional cost allocations, our procedures included, among others, evaluating that the costs included in the allocations are in accordance with the subscriber’s agreement and the service agreements with each of the Exchange’s insurance subsidiaries. We tested the completeness and accuracy of the costs subjected to allocation through testing the reconciliation of the costs recorded in the source systems to the costs that are allocated, testing a sample of cost allocations, and testing the reconciliation of the cost allocation output to the general ledger. We evaluated the allocation of costs to the Exchange and its insurance subsidiaries with the costs allocated in prior periods.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Cleveland, Ohio
March 1, 2023

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2022, 2021 and 2020
(dollars in thousands, except per share data)

	2022	2021	2020
Operating revenue
Management fee revenue - policy issuance and renewal services	$2,087,846	$1,913,166	$1,841,794
Management fee revenue - administrative services	58,323	58,286	59,463
Administrative services reimbursement revenue	668,268	638,483	609,435
Service agreement revenue	25,687	24,042	25,797
Total operating revenue	2,840,124	2,633,977	2,536,489

Operating expenses
Cost of operations - policy issuance and renewal services	1,795,642	1,677,397	1,588,897
Cost of operations - administrative services	668,268	638,483	609,435
Total operating expenses	2,463,910	2,315,880	2,198,332
Operating income	376,214	318,097	338,157

Investment income
Net investment income	28,585	62,177	29,753
Net realized and unrealized investment (losses) gains	(27,286)	4,946	6,392
Net impairment (losses) recoveries recognized in earnings	(667)	209	(3,278)
Total investment income	632	67,332	32,867

Interest expense, net	2,009	4,132	731
Other income (expense)	1,615	(4,893)	(1,778)
Income before income taxes	376,452	376,404	368,515
Income tax expense	77,883	78,544	75,211
Net income	$298,569	$297,860	$293,304

Earnings Per Share
Net income per share
Class A common stock – basic	$6.41	$6.40	$6.30
Class A common stock – diluted	$5.71	$5.69	$5.61
Class B common stock – basic and diluted	$962	$959	$945

Weighted average shares outstanding – Basic
Class A common stock	46,188,916	46,188,806	46,188,659
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,297,990	52,307,302	52,313,360
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Net income	$298,569	$297,860	$293,304

Other comprehensive income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(58,692)	(17,112)	18,738
Pension and other postretirement plans	76,566	69,967	19,987
Total other comprehensive income, net of tax	17,874	52,855	38,725
Comprehensive income	$316,443	$350,715	$332,029

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2022 and 2021
(dollars in thousands, except per share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$142,090	$183,702
Available-for-sale securities	24,267	38,396
Receivables from Erie Insurance Exchange and affiliates, net	524,937	479,123
Prepaid expenses and other current assets	79,201	56,206
Accrued investment income	8,301	6,303
Total current assets	778,796	763,730

Available-for-sale securities, net	870,394	907,689
Equity securities	72,560	87,743
Fixed assets, net	413,874	374,802
Agent loans, net	60,537	58,683
Deferred income taxes, net	0	145
Other assets	43,295	49,265
Total assets	$2,239,456	$2,242,057

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$300,028	$270,746
Agent bonuses	95,166	120,437
Accounts payable and accrued liabilities	165,915	138,317
Dividends payable	55,419	51,693
Contract liability	36,547	34,935
Deferred executive compensation	12,036	12,637
Current portion of long-term borrowings	—	2,098
Total current liabilities	665,111	630,863

Defined benefit pension plans	51,224	130,383
Long-term borrowings	—	91,734
Contract liability	17,895	17,686
Deferred executive compensation	13,724	14,571
Deferred income taxes, net	14,075	0
Other long-term liabilities	29,019	14,342
Total liabilities	791,048	899,579

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,481	16,496
Accumulated other comprehensive loss	(7,414)	(25,288)
Retained earnings	2,583,261	2,495,190
Total contributed capital and retained earnings	2,594,498	2,488,568
Treasury stock, at cost; 22,110,132 shares held	(1,168,949)	(1,167,828)
Deferred compensation	22,859	21,738
Total shareholders' equity	1,448,408	1,342,478
Total liabilities and shareholders' equity	$2,239,456	$2,242,057

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2022, 2021 and 2020
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2019	$1,992	$178	$16,483	$(116,868)	$2,377,558	$(1,158,910)	$12,820	$1,133,253
Cumulative effect adjustment (1)					(1,075)			(1,075)
Net income					293,304			293,304
Other comprehensive income				38,725				38,725
Dividends declared:
Class A $5.93 per share					(273,902)			(273,902)
Class B $889.50 per share					(2,261)			(2,261)
Net purchase of treasury stock (2)			4			0		4
Deferred compensation						(5,465)	5,465	0
Rabbi trust distribution (3)						705	(705)	0
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					297,860			297,860
Other comprehensive income				52,855				52,855
Dividends declared:
Class A $4.215 per share					(194,687)			(194,687)
Class B $632.25 per share					(1,607)			(1,607)
Net purchase of treasury stock (2)			9			0		9
Deferred compensation						(5,131)	5,131	0
Rabbi trust distribution (3)						973	(973)	0
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					298,569			298,569
Other comprehensive income				17,874				17,874
Dividends declared:
Class A $4.52 per share					(208,775)			(208,775)
Class B $678.00 per share					(1,723)			(1,723)
Net purchase of treasury stock (2)			(15)			0		(15)
Deferred compensation						(2,975)	2,975	0
Rabbi trust distribution (3)						1,854	(1,854)	0
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408

(1) The cumulative effect adjustment in 2020 is related to the implementation of credit loss allowance accounting guidance effective January 1, 2020. See Note 2, "Significant Accounting Policies."
(2) Net purchases of treasury stock in 2020, 2021 and 2022 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards. See Note 10, "Incentive and Deferred Compensation Plans".
(3) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in both 2020 and 2021, and to four incentive compensation deferral plan participants in 2022. See Note 10, "Incentive and Deferred Compensation Plans".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Cash flows from operating activities
Management fee received	$2,100,989	$1,982,092	$1,887,537
Administrative services reimbursements received	668,857	634,300	587,347
Service agreement revenue received	25,515	24,014	25,797
Net investment income received	40,161	45,830	35,740
Commissions paid to agents	(1,042,158)	(966,285)	(928,864)
Agents bonuses paid	(136,403)	(123,583)	(108,227)
Salaries and wages paid	(208,575)	(204,279)	(188,070)
Pension contribution and employee benefits paid	(68,433)	(32,836)	(33,098)
General operating expenses paid	(263,524)	(235,294)	(253,545)
Administrative services expenses paid	(667,524)	(632,530)	(598,753)
Income taxes paid	(80,619)	(84,494)	(82,576)
Interest paid	(2,134)	(4,141)	(693)
Net cash provided by operating activities	366,152	402,794	342,595

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(465,071)	(380,017)	(396,014)
Equity securities	(18,929)	(58,191)	(79,518)
Other investments	(157)	(1,646)	(1,142)
Proceeds from investments:
Available-for-sale securities sales	295,996	150,153	101,718
Available-for-sale securities maturities/calls	130,401	184,820	118,852
Equity securities	20,456	64,118	70,405
Other investments	429	1,076	613
Purchase of fixed assets	(67,204)	(148,800)	(55,528)
Proceeds from disposal of fixed assets	265	—	15
Loans to agents	(11,631)	(6,382)	(10,098)
Collections on agent loans	8,523	9,379	7,472
Net cash used in investing activities	(106,922)	(185,490)	(243,225)

Cash flows from financing activities
Dividends paid to shareholders	(206,772)	(192,801)	(272,902)
Proceeds from short-term borrowings	55,000	—	—
Payments on short-term borrowings	(55,000)	—	—
Payments on long-term borrowings	(94,070)	(2,041)	(1,967)
Net cash used in financing activities	(300,842)	(194,842)	(274,869)

Net (decrease) increase in cash and cash equivalents	(41,612)	22,462	(175,499)
Cash and cash equivalents, beginning of year	183,702	161,240	336,739
Cash and cash equivalents, end of year	$142,090	$183,702	$161,240

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$26,386	$12,802	$14,214
Operating lease assets obtained in exchange for lease liabilities	$7,650	$3,447	$4,943
Transfer of investments from other investments to equity securities	$—	$—	$13,041

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

The policy issuance and renewal services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 66% of our 2022 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 10% of our 2022 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2022 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Risks and uncertainties
In March 2020, the outbreak of COVID-19 was declared a global pandemic. Post-pandemic conditions have created an inflationary environment which may impact the adequacy of estimated loss reserves and future premium rates of the Exchange in addition to overall financial market volatility, which may impact our investment results. The uncertainty of the current economic environment continues to evolve. We are unable to predict the duration or extent of the financial impacts.

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

Agent loans
Agent loans, the majority of which are senior secured, are carried at unpaid principal balance net of a current expected credit loss allowance with interest recorded in investment income as earned. The allowance is estimated using available loss history and/or external loss rates based on comparable loan losses and considers current market conditions and forecasted information. Changes to the allowance are recognized in earnings as adjustments to net impairment recoveries (losses). The current portion of agent loans is recorded in prepaid expenses and other current assets.

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

Administrative services
By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon relevant utilization statistics specifically measured to accomplish proportional allocations, which we believe are reasonable. In 2022, approximately 71% of the administrative services expenses are entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 29% of these expenses are allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. For the years ended December 31, 2022, 2021, and 2020, we recognized revenue of $34.9 million, $36.9 million, and $35.9 million, respectively, that was included in the contract liability balance at the beginning of the respective periods. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2022	2021	2020
Management fee revenue - policy issuance and renewal services	$2,087,846	$1,913,166	$1,841,794

Management fee revenue - administrative services	58,323	58,286	59,463
Administrative services reimbursement revenue	668,268	638,483	609,435
Total revenue from administrative services	$726,591	$696,769	$668,898

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2022			2021			2020
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$296,125	46,188,916	$6.41	$295,421	46,188,806	$6.40	$290,902	46,188,659	$6.30
Dilutive effect of stock-based awards	0	8,274	—	0	17,696	—	0	23,901	—
Assumed conversion of Class B shares	2,444	6,100,800	—	2,439	6,100,800	—	2,402	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$298,569	52,297,990	$5.71	$297,860	52,307,302	$5.69	$293,304	52,313,360	$5.61
Class B – Basic EPS:
Income available to Class B stockholders	$2,444	2,542	$962	$2,439	2,542	$959	$2,402	2,542	$945
Class B – Diluted EPS:
Income available to Class B stockholders	$2,444	2,542	$962	$2,438	2,542	$959	$2,401	2,542	$945

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2022, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,382	$0	$549,696	$3,686
Collateralized debt obligations	102,537	0	102,537	0
Commercial mortgage-backed securities	66,054	0	55,144	10,910
Residential mortgage-backed securities	150,415	0	146,231	4,184
Other debt securities	22,273	0	22,273	0
Total available-for-sale securities	894,661	0	875,881	18,780
Equity securities:
Financial services sector	61,084	0	57,305	3,779
Utilities sector	5,708	0	5,708	0
Energy sector	3,576	0	3,576	0
Consumer sector	1,854	0	1,854	0
Communications sector	338	0	338	0
Total equity securities	72,560	0	68,781	3,779
Total	$967,221	$0	$944,662	$22,559

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$573,165	$0	$567,909	$5,256
Collateralized debt obligations	115,462	0	115,462	0
Commercial mortgage-backed securities	89,324	0	73,596	15,728
Residential mortgage-backed securities	139,922	0	131,108	8,814
Other debt securities	23,920	0	23,920	0
U.S. Treasury	4,292	0	4,292	0
Total available-for-sale securities	946,085	0	916,287	29,798
Equity securities:
Financial services sector	71,722	1,624	68,015	2,083
Utilities sector	6,259	0	6,259	0
Energy sector	6,448	10	6,438	0
Consumer sector	3,314	0	3,314	0
Total equity securities	87,743	1,634	84,026	2,083
Total	$1,033,828	$1,634	$1,000,313	$31,881

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$2	$(437)	$6,290	$(4,810)	$9,689	$(12,304)	$3,686
Commercial mortgage-backed securities	15,728	(1,060)	(1,132)	0	(3,825)	11,494	(10,295)	10,910
Residential mortgage-backed securities	8,814	(693)	(1,951)	4,887	(10,229)	39,452	(36,096)	4,184
Total available-for-sale securities	29,798	(1,751)	(3,520)	11,177	(18,864)	60,635	(58,695)	18,780
Equity securities	2,083	(304)	0	2,000	0	0	0	3,779
Total Level 3 securities	$31,881	$(2,055)	$(3,520)	$13,177	$(18,864)	$60,635	$(58,695)	$22,559

Level 3 Assets – 2021 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2020	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2021
Available-for-sale securities:
Corporate debt securities	$5,825	$34	$68	$5,502	$(2,681)	$4,290	$(7,782)	$5,256
Collateralized debt obligations	0	0	0	750	0	0	(750)	0
Commercial mortgage-backed securities	19,462	(375)	(782)	3,073	(5,378)	11,933	(12,205)	15,728
Residential mortgage-backed securities	937	(5)	(69)	576	(2,229)	12,692	(3,088)	8,814
Other debt securities	0	0	0	2,588	(832)	0	(1,756)	0
Total available-for-sale securities	26,224	(346)	(783)	12,489	(11,120)	28,915	(25,581)	29,798
Equity securities	0	(5)	0	1,000	0	2,183	(1,095)	2,083
Total Level 3 securities	$26,224	$(351)	$(783)	$13,489	$(11,120)	$31,098	$(26,676)	$31,881

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

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans (1)	$69,476	$62,954	$66,368	$68,957
Long-term borrowings	—	—	94,070	103,981
(1)The discount rate used to calculate fair value at December 31, 2022 is reflective of an increase in the BB+ financial yield curve from December 31, 2021.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and fair value, net of credit loss allowance, of our available-for-sale securities as of:

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$588,536	$657	$35,811	$553,382
Collateralized debt obligations	107,730	11	5,204	102,537
Commercial mortgage-backed securities	73,855	157	7,958	66,054
Residential mortgage-backed securities	166,412	72	16,069	150,415
Other debt securities	24,602	0	2,329	22,273
Total available-for-sale securities, net	$961,135	$897	$67,371	$894,661

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$565,997	$9,663	$2,495	$573,165
Collateralized debt obligations	115,344	456	338	115,462
Commercial mortgage-backed securities	88,636	1,465	777	89,324
Residential mortgage-backed securities	140,217	1,007	1,302	139,922
Other debt securities	23,859	197	136	23,920
U.S. Treasury	4,226	73	7	4,292
Total available-for-sale securities, net	$938,279	$12,861	$5,055	$946,085

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2022 are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$24,580	$24,089
Due after one year through five years	427,919	403,985
Due after five years through ten years	198,287	186,693
Due after ten years	310,349	279,894
Total available-for-sale securities, net (1)	$961,135	$894,661

(1)    The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at December 31, 2022.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest. The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$397,511	$21,371	$121,094	$14,440	$518,605	$35,811	916
Collateralized debt obligations	44,823	2,529	55,335	2,675	100,158	5,204	159
Commercial mortgage-backed securities	41,139	5,124	15,864	2,834	57,003	7,958	131
Residential mortgage-backed securities	109,499	9,131	31,465	6,938	140,964	16,069	161
Other debt securities	15,682	1,323	6,591	1,006	22,273	2,329	46
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Quality breakdown of available-for-sale securities:
Investment grade	$525,805	$31,904	$215,742	$25,205	$741,547	$57,109	761
Non-investment grade	82,849	7,574	14,607	2,688	97,456	10,262	652
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Corporate debt securities	$179,281	$1,912	$12,494	$583	$191,775	$2,495	441
Collateralized debt obligations	64,270	278	9,370	60	73,640	338	104
Commercial mortgage-backed securities	28,001	595	917	182	28,918	777	61
Residential mortgage-backed securities	89,460	1,278	441	24	89,901	1,302	98
Other debt securities	14,576	136	0	0	14,576	136	24
U.S. Treasury	388	7	0	0	388	7	1
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729
Quality breakdown of available-for-sale securities:
Investment grade	$330,697	$3,801	$17,112	$434	$347,809	$4,235	366
Non-investment grade	45,279	405	6,110	415	51,389	820	363
Total available-for-sale securities	$375,976	$4,206	$23,222	$849	$399,198	$5,055	729

Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both December 31, 2022 and December 31, 2021. The current expected credit loss on available-for-sale securities was $0.2 million at December 31, 2022 and less than $0.1 million at December 31, 2021.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2022	2021	2020
Available-for-sale securities	$31,913	$23,795	$22,631
Equity securities	3,904	4,321	4,147
Limited partnerships	(10,446)	31,701	(602)
Cash equivalents and other	4,510	3,609	5,038
Total investment income	29,881	63,426	31,214
Less: investment expenses	1,296	1,249	1,461
Net investment income	$28,585	$62,177	$29,753

We include equity in (losses) earnings of limited partnerships, which includes both realized gains (losses) and unrealized valuation changes, in "Net investment income" in our Statements of Operations. In January 2023, the general partner of one of our private equity limited partnerships informed us of a significant decrease in the fair value of one of their underlying investments. The unrealized loss is estimated to be $11 million and will be recorded in net investment income (loss) in our first quarter 2023 financial statements consistent with our policy of recording limited partnership results on a quarter lag. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment (losses) gains
Realized and unrealized (losses) gains on investments were as follows for the years ended December 31:

(in thousands)	2022	2021	2020
Available-for-sale securities:
Gross realized gains	$1,169	$6,884	$3,920
Gross realized losses	(15,219)	(1,753)	(2,585)
Net realized (losses) gains on available-for-sale securities	(14,050)	5,131	1,335
Equity securities	(13,238)	(186)	5,056
Miscellaneous	2	1	1
Net realized and unrealized investment (losses) gains	$(27,286)	$4,946	$6,392

The portion of net unrealized (losses) gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2022	2021	2020
Equity securities:
Net (losses) gains recognized during the period	$(13,238)	$(186)	$5,056
Less: net losses recognized on securities sold	(1,866)	(76)	(469)
Net unrealized (losses) gains recognized on securities held at reporting date	$(11,372)	$(110)	$5,525

Net impairment (losses) recoveries recognized in earnings
Impairments on available-for-sale securities and agent loans were as follows for the years ended December 31:

(in thousands)	2022	2021	2020
Available-for-sale securities:
Intent to sell	$(167)	$(10)	$(2,274)
Credit (impaired) recovered	(500)	67	(707)
Total available-for-sale securities	(667)	57	(2,981)
Agent loans - expected credit recoveries (losses)	0	152	(297)
Net impairment (losses) recoveries recognized in earnings	$(667)	$209	$(3,278)

Note 7.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2022	2021
Software	$312,126	$259,586
Land, buildings, and building improvements	213,263	211,624
Equipment	43,430	42,295
Furniture and fixtures	21,794	21,694
Leasehold improvements	1,393	1,342
Projects in progress	63,317	34,569
Total fixed assets, gross	655,323	571,110
Less: Accumulated depreciation and amortization	(241,449)	(196,308)
Fixed assets, net	$413,874	$374,802

Software increased primarily due to the renewal of desktop and mainframe software licenses as well as internally developed software projects completed and placed in service.

Projects in progress include certain computer software and software developments costs for internal use that are not yet subject to amortization as well as home office renovations that are not yet subject to depreciation. The increase in projects in progress is primarily due to an increase in software development costs.

Depreciation and amortization of fixed assets totaled $45.9 million, $37.2 million and $21.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in cost of operations - policy issuance and renewal services.

Note 8.  Borrowing Arrangements

Term Loan Credit Facility
In 2016, we entered into a credit agreement for a $100 million senior secured draw term loan credit facility ("Credit Facility") for the acquisition of real property and construction of an office building that now serves as part of our principal headquarters. On January 1, 2019, the Credit Facility converted to a fully-amortized term loan with monthly payments of principal and interest at a fixed rate of 4.35% over a period of 28 years. In May 2022, we repaid the remaining $93.2 million balance on the term loan. In conjunction with the payoff, pledged collateral was released and we accelerated amortization of $0.2 million related to unamortized loan origination and commitment fees which is included in interest expense in the Statement of Operations for the year ended December 31, 2022.

Bank Line of Credit
We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. In May 2022, we borrowed on the line of credit to support the payoff of the term loan. As of December 31, 2022, outstanding borrowings on the line of credit have been repaid and a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. Investments with a fair value of $114.6 million were pledged as collateral on the line of credit at December 31, 2022. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of December 31, 2022.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions for our line of credit.  We are in compliance with all covenants at December 31, 2022.

Note 9.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. The pension plan provides benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP each provide benefits through a final average earnings formula.

Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for employees performing administrative services and an allocated share of costs for employees in departments that support the administrative functions. For our funded pension plan, amounts are settled in cash for the portion of pension costs allocated to the Exchange and its subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Cost of pension plans
Pension plan cost includes the following components for the years ended December 31:

(in thousands)
	2022	2021	2020
Service cost for benefits earned	$50,242	$53,041	$43,492
Interest cost on benefit obligation	39,764	36,824	37,578
Expected return on plan assets	(54,557)	(50,275)	(49,411)
Prior service cost amortization	1,443	1,428	1,343
Net actuarial loss amortization	7,320	16,106	12,125
Pension plan cost (1)	$44,212	$57,124	$45,127

(1)     Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and its subsidiaries. The components of pension plan costs other than the service cost components are included in the line item "Other income (expense)" in the Statements of Operations after reimbursements from the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2022	2021	2020	2019
Employee pension plan:
Discount rate	5.67%	3.16%	2.96%	3.59%
Expected return on assets	5.50	5.50	6.00	6.00
Rate of compensation increase (1)	3.21	3.21	3.21	3.21
SERP:
Discount rate – pre-retirement/post-retirement (2)	5.46	3.11	2.86	3.59/3.09
Rate of compensation increase	5.00	5.00	5.00	5.00

(1)    The rate of compensation increase for the employee plan is age-graded.  An equivalent single compensation increase rate of 3.21% in 2022, 2021 and 2020 would produce similar results.
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

Funding policy/funded status
Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $25 million contribution during 2022. We expect to contribute an estimated $95 million in 2023.  Actual contributions may vary from the current estimate depending on changes in assumptions, regulatory requirements and funding decisions, or due to future plan changes. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2022	2021
Funded status at end of year	$(53,948)	$(132,411)

Pension liabilities – due within one year (1)	$(2,724)	$(2,028)
Pension liabilities – due after one year	(51,224)	(130,383)
Net amount recognized	$(53,948)	$(132,411)

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

(in thousands)
	2022	2021
Projected benefit obligation, beginning of year	$1,272,654	$1,246,159
Service cost for benefits earned	50,242	53,041
Interest cost on benefit obligation	39,764	36,824
Plan amendments	1,620	4,059
Actuarial gain	(448,330)	(38,400)
Benefits paid	(32,136)	(29,029)
Projected benefit obligation, end of year	$883,814	$1,272,654

Accumulated benefit obligation, end of year	$762,180	$1,037,820

Projected benefit obligations decreased $388.8 million at December 31, 2022 compared to December 31, 2021 primarily due to the higher discount rate used to measure the future benefit obligations. The discount rate for the employee pension plan increased to 5.67% in 2022 from 3.16% in 2021.

Both the defined benefit pension plan and SERP had projected benefit obligations in excess of plan assets at December 31:

(in thousands)
	2022	2021
Projected benefit obligation	$883,814	$1,272,654
Plan assets	829,866	1,140,243

The SERP had accumulated benefit obligations in excess of plan assets at December 31:

(in thousands)
	2022	2021
Accumulated benefit obligation	$21,577	$29,190
Plan assets	—	—

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2022	2021
Fair value of plan assets, beginning of year	$1,140,243	$1,081,061
Actual return on plan assets	(304,005)	86,966
Employer contributions	25,764	1,245
Benefits paid	(32,136)	(29,029)
Fair value of plan assets, end of year	$829,866	$1,140,243

Accumulated other comprehensive (income) loss
Net actuarial (gain) loss and prior service cost included in accumulated other comprehensive (income) loss that were not yet recognized as components of net benefit costs were as follows at December 31:

(in thousands)
	2022	2021
Net actuarial (gain) loss	$(69,564)	$27,524
Prior service cost	12,378	12,201
Net amount not yet recognized	$(57,186)	$39,725

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans were as follows for the years ended December 31:

(in thousands)
	2022	2021
Net actuarial gain arising during the year	$(89,768)	$(75,091)
Amortization of net actuarial loss	(7,320)	(16,106)
Amortization of prior service cost	(1,443)	(1,428)
Plan amendments (1)	1,620	4,059
Total recognized in other comprehensive income	$(96,911)	$(88,566)
(1)    Plan amendments relate to new SERP participants.

Asset allocation
The employee pension plan utilizes a return seeking and a liability asset matching allocation strategy.  It is based upon the understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns, and 3) a portfolio structured across investment styles and markets (both domestic and foreign) reduces volatility.  As a result, the employee pension plan's investment portfolio utilizes a broadly diversified asset allocation across domestic and foreign equity and debt markets.  The investment portfolio is composed of commingled pools, an exchange traded fund, and a separate account that are dedicated exclusively to the management of employee benefit plan assets.

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2022		2021	2022	2021
Equity securities:
U.S. equity securities	27%	(1)	27%	27%	27%
Non-U.S. equity securities	18	(2)	18	19	18
Total equity securities	45		45	46	45
Debt securities	54	(3)	54	53	54
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

(1)    U.S. equity securities – 100% seek to achieve excess returns relative to the Russell 3000 Index.
(2)    Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 20% are allocated to international emerging market investments.  The remaining 69% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.
(3)    Debt securities – 58% are allocated to long U.S. Treasury Strips, 42% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(4)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2022
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$219,410	$204,838	$0	$0	$14,572
Non-U.S. equity securities	160,009	110,799	0	0	49,210
Total equity securities	379,419	315,637	0	0	63,782
Debt securities	439,004	0	0	0	439,004
Other	11,443	11,443	0	0	0
Total	$829,866	$327,080	$0	$0	$502,786

	December 31, 2021
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV) (1)
Equity securities:
U.S. equity securities	$305,440	$0	$0	$0	$305,440
Non-U.S. equity securities	200,949	139,688	0	0	61,261
Total equity securities	506,389	139,688	0	0	366,701
Debt securities	620,337	0	0	0	620,337
Other	13,517	13,517	0	0	0
Total	$1,140,243	$153,205	$0	$0	$987,038
(1) Amounts were reclassified from Level 2 fair value to NAV to conform to current period presentation.

Estimates of fair values of the pension plan assets are obtained primarily from the trustee and custodian of our pension plan.  Our Level 1 category includes a money market mutual fund, an exchange traded fund, and a separate account for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Commingled pools are valued based on NAV per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV-based investments have been excluded from the fair value hierarchy. These investments have minimal redemption notice periods and are redeemable daily at the NAV, less transaction fees, without significant restrictions. There are no significant unfunded commitments related to these investments.

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2023	$33,827
2024	36,175
2025	39,205
2026	41,731
2027	44,904
2028 - 2032	276,456

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $16.7 million in 2022, $16.1 million in 2021, and $15.8 million in 2020.  The Exchange and its subsidiaries reimbursed us for approximately 59% of the matching contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.1 million and 0.2 million shares of our Class A common stock at December 31, 2022 and 2021, respectively.

Note 10.  Incentive and Deferred Compensation Plans

We have two incentive plans and two deferred compensation plans for our executives, senior vice presidents and other selected officers, and two deferred compensation plans for our outside directors.

Annual incentive plan
Our annual incentive plan ("AIP") is a bonus plan that pays cash to our executives, senior vice presidents and other selected officers annually. Participants can elect to defer up to 100% of the award under either the deferred compensation plan or the incentive compensation deferral plan. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon attainment of corporate and individual performance measures, which can include various financial measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors ("ECDC"), with ultimate approval by the full Board of Directors. The corporate performance measures included the reported growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries for all periods presented. For 2022 and 2021, growth in policies in force was also included as a performance measure.

Long-term incentive plan
Our long-term incentive plan ("LTIP") is a performance based incentive plan designed to reward executives, senior vice presidents and other selected officers who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, or phantom shares, to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. Participants can elect to defer up to 100% of the award under the incentive compensation deferral plan. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of our common stock authorized for grant under the LTIP is 1.5 million shares, with no one person able to receive more than 250,000 shares or the equivalent of $5 million during any one performance period. We repurchase our Class A common stock on the open market to settle stock awards under the plan. We do not issue new shares of common stock to settle stock awards. LTIP awards are considered vested at the end of each applicable performance period.

The LTIP provides the recipient the right to earn performance shares or units, or phantom stock, based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for all periods presented were the reported growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.

The fair value of LTIP awards is measured at each reporting date at the current share price of our Class A common stock. A liability is recorded and compensation expense is recognized ratably over the performance period.

At December 31, 2022, the plan awards for the 2020-2022 performance period, which will be granted as a cash award, were fully vested. Distributions will be made in 2023 once peer group financial information becomes available. The total estimated plan award based upon the peer group information as of September 30, 2022 is $5.4 million. At December 31, 2021, the fully vested cash awards for the 2019-2021 performance period that were not deferred totaled $3.8 million and were paid to participants in June 2022. At December 31, 2020, the fully vested cash awards for the 2018-2020 performance period that were not deferred totaled $10.9 million and were paid to participants in June 2021. At December 31, 2019, the fully vested cash awards for the 2017-2019 performance period that were not deferred totaled $7.4 million and were paid to participants in June 2020. The ECDC has determined that the plan awards for the 2021-2023 and 2022-2024 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards, net of forfeitures, was $3.4 million in 2022, $3.0 million in 2021, and $12.0 million in 2020. The related tax benefits recognized in income were $0.7 million in 2022, $0.6 million in 2021, and $2.5 million in 2020. The Exchange and its subsidiaries reimburse us for approximately 41% of the annual compensation cost of these plans. At December 31, 2022, there was $5.9 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

Deferred compensation plan
Our deferred compensation plan allows executives, senior vice presidents and other selected officers to elect to defer receipt of a portion of their compensation and AIP cash awards until a later date. Employer 401(k) matching contributions that are in excess of the annual contribution or compensation limits are also credited to the participant accounts for those who elected to defer receipt of some portion of their base salary. Participants select hypothetical investment funds for their deferrals, which are credited with the hypothetical returns generated.

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in shares of our Class A common stock until retirement or other separation from service. Participants are 100% vested at date of deferral. The shares are held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2022, the rabbi trust purchased 2,879 shares of our common stock in the open market at an average price of $173.52 for $0.5 million to satisfy the liability for the 2021 AIP awards and 4,167 shares at an average price of $178.45 for $0.7 million to satisfy the liability for the 2019-2021 LTIP performance period awards deferred under the incentive compensation deferral plan. In 2021, the rabbi trust purchased 2,570 shares of our common stock in the open market at an average price of $232.81 for $0.6 million to satisfy the liability for the 2020 AIP awards and 17,881 shares at an average share price of $191.25 for $3.4 million to satisfy the liability for the 2018-2020 LTIP performance period awards deferred under the incentive compensation deferral plan. In 2020, the rabbi trust purchased 3,934 shares of our common stock in the open market at an average price of $155.92 for $0.6 million to satisfy the liability for the 2019 AIP awards deferred under the incentive compensation deferral plan and 18,126 shares at an average price of $185.31 for $3.4 million to satisfy the liability for the 2017-2019 LTIP performance period awards deferred under the incentive compensation deferral plan.

Deferred compensation plans for outside directors
We have a deferred compensation plan for our outside directors that allows participants to defer receipt of a portion of their annual compensation until a later date. Participants select hypothetical investment funds for their deferrals, which are credited with the hypothetical returns generated.

We also have a deferred stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for a portion of the directors' annual compensation in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director's account and vest immediately. We do not issue new shares of common stock to directors. Our practice is to repurchase shares of our Class A common stock in the open market to satisfy these awards, which are held in the rabbi trust.

The rabbi trust purchased 6,048 shares of our common stock on the open market at an average price of $201.93 for $1.2 million in 2022, 5,238 shares at an average price of $212.41 for $1.1 million in 2021, and 7,401 shares at an average price of $201.78 for $1.5 million in 2020 to satisfy the liability of the stock compensation plan for outside directors. The shares are distributed to the outside director from the rabbi trust upon ending board service. Director compensation charged to operations related to these awards totaled $0.8 million in both 2022 and 2021, and $0.9 million in 2020.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2022	2021	2020
Deferred executive compensation, beginning of the year	$27,208	$32,223	$24,616
Annual incentive plan awards	6,305	6,768	5,619
Long-term incentive plan awards	3,417	3,471	12,381
Employer match and hypothetical earnings on deferred compensation	404	3,043	2,962
Total plan awards and earnings	10,126	13,282	20,962
Total plan awards paid	(10,413)	(16,647)	(10,121)
Compensation deferred	2,528	4,765	4,668
Distributions from the deferred compensation plans	(742)	(811)	(2,081)
Forfeitures (1)	—	(473)	(356)
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,221)	(1,113)	(1,493)
Funding of rabbi trust for incentive compensation deferral plan (2)	(1,726)	(4,018)	(3,972)
Deferred executive compensation, end of the year	$25,760	$27,208	$32,223

(1)    Forfeitures are the result of plan participants who separated from service and are recognized in the year they occur.

(2)    In 2022, funding includes $0.5 million representing shares held back to satisfy tax withholding on rabbi trust distributions that reduced funding requirements for performance award deferrals.

Equity compensation plan
We also have an equity compensation plan ("ECP") designed to reward key employees, as determined by the ECDC or the chief executive officer, who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of our Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 10,000 shares in a calendar year. We do not issue new shares of common stock to satisfy plan awards. Share awards are settled through the repurchase of our Class A common stock on the open market. Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical investment experience, payable after expiration of the performance period. Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The ECP expires December 31, 2031, unless earlier amended or terminated by our Board of Directors.

To date, all awards have been satisfied with shares of our Class A common stock. In 2022, we purchased 1,786 Class A shares with an average share price of $190.68 and a market value of $0.3 million to satisfy the liability for the 2019 plan year. In 2021, we purchased 978 Class A shares with an average share price of $242.01 and a market value of $0.2 million to satisfy the liability for the 2018 plan year. In 2020, we purchased 1,787 shares with an average share price of $165.82 and a market value of $0.3 million to satisfy the liability for the 2017 plan year. The total compensation charged to operations related to these ECP awards was $0.8 million in 2022, $0.2 million in 2021, and $0.7 million in 2020. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 3%, 33%, and 59% of the awards paid in 2022, 2021, and 2020 respectively. Unearned compensation expense of $1.3 million is expected to be recognized over a period of three years.

Note 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2022	2021	2020
Current income tax expense	$68,415	$80,398	$80,373
Deferred income tax expense (benefit)	9,468	(1,854)	(5,162)
Income tax expense	$77,883	$78,544	$75,211

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2022	2021	2020
Income tax at statutory rate	$79,055	$79,045	$77,388
Other, net	(1,172)	(501)	(2,177)
Income tax expense	$77,883	$78,544	$75,211

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2022	2021
Deferred tax assets:
Other employee benefits	$16,358	$15,273
Unrealized losses on investments	15,403	—
Deferred revenue	3,710	3,963
Allowance for management fee returned on cancelled policies	3,405	3,330
Pension and other postretirement benefits	—	21,545
Other	3,902	3,484
Total deferred tax assets	42,778	47,595
Deferred tax liabilities:
Depreciation	37,682	35,204
Pension and other postretirement benefits	15,473	—
Prepaid expenses	1,731	2,458
Unrealized gains on investments	—	8,713
Other	1,967	1,075
Total deferred tax liabilities	56,853	47,450
Net deferred tax (liability) asset	$(14,075)	$145

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2022 or 2021.

We do not have any unrecognized tax benefit that, if recognized, would affect our effective tax rate as of December 31, 2022 and 2021. Any interest expense related to uncertain tax positions would be recognized in income tax expense.

Tax years ending December 31, 2021, 2020 and 2019 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 12.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A, which has a dividend preference, and Class B, which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2022, 2021 or 2020.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2022, 2021 or 2020.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2022, based upon trade date.

We made stock repurchases in 2022, 2021, and 2020 outside of our publicly announced share repurchase program related to stock-based awards. See Note 10, "Incentive and Deferred Compensation Plans" for additional information.

Note 13.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2022			2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI, beginning of year	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213	$5,664	$1,189	$4,475
OCI (loss) before reclassifications	(89,010)	(18,692)	(70,318)	(16,474)	(3,460)	(13,014)	22,074	4,636	17,438
Realized investment losses (gains)	14,050	2,951	11,099	(5,131)	(1,078)	(4,053)	(1,335)	(280)	(1,055)
Impairment losses (recoveries)	667	140	527	(57)	(12)	(45)	2,981	626	2,355
OCI (loss)	(74,293)	(15,601)	(58,692)	(21,662)	(4,550)	(17,112)	23,720	4,982	18,738
AOCI (loss), end of year	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)	$(153,600)	$(32,257)	$(121,343)
OCI before reclassifications	88,148	18,511	69,637	71,032	14,917	56,115	11,832	2,485	9,347
Amortization of prior service costs (1)	1,443	303	1,140	1,428	300	1,128	1,343	282	1,061
Amortization of net actuarial loss (1)	7,329	1,540	5,789	16,106	3,382	12,724	12,125	2,546	9,579
OCI	96,920	20,354	76,566	88,566	18,599	69,967	25,300	5,313	19,987
AOCI (loss), end of year	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)

Total
AOCI (loss), beginning of year	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)	$(147,936)	$(31,068)	$(116,868)
Investment securities	(74,293)	(15,601)	(58,692)	(21,662)	(4,550)	(17,112)	23,720	4,982	18,738
Pension and other postretirement plans	96,920	20,354	76,566	88,566	18,599	69,967	25,300	5,313	19,987
OCI	22,627	4,753	17,874	66,904	14,049	52,855	49,020	10,295	38,725
AOCI (loss), end of year	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)

(1)These components of AOCI (loss) are included in the computation of net periodic pension cost. See Note 9, "Postretirement Benefits", for additional information.

Note 14.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2022, 2021 and 2020. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2023.

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

Shared facilities
We leased the home office from the Exchange until December 31, 2021, at which time we purchased the home office properties from the Exchange at the appraised value of $97.5 million to align the ownership interest of these facilities with the functions being performed at the home office campus, which are mainly Indemnity's management operations. Lease expense totaled $6.1 million in both 2021 and 2020. Operating expenses, including utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements totaled $15.7 million in both 2021 and 2020. The Exchange and its subsidiaries reimbursed us for rent costs and related operating expenses of shared facilities used to perform administrative services, which are allocated based upon usage or square footage occupied. Reimbursements related to the use of this space totaled $4.8 million and $4.6 million in 2021 and 2020, respectively.

Effective July 1, 2021, the Exchange and its subsidiaries entered into a service agreement with Indemnity to use space in Indemnity-owned properties. The home office was added to this agreement effective January 1, 2022. The amount charged is based on rental rates of like property in Erie, Pennsylvania and the usage or square footage occupied. In 2022 and 2021, income earned from the Exchange and its subsidiaries for the use of space totaled $2.2 million and $0.2 million, respectively. Operating expenses for Indemnity-owned properties under this service agreement include utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements. These expenses totaled $19.5 million and $0.8 million in 2022 and 2021, respectively.  The Exchange and its subsidiaries reimbursed us for operating expenses of shared facilities used to perform administrative services, which are allocated based upon usage or square footage occupied. Reimbursements related to the use of this space totaled $4.1 million and $0.1 million in 2022 and 2021, respectively.

Note 15. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $524.9 million and $479.1 million at December 31, 2022 and 2021, respectively. Upon adoption of ASU 2016-13 in 2020, we recorded an allowance for current expected credit losses of $0.6 million related to the receivables from the Exchange and affiliates. See also Note 2, "Significant Accounting Policies". The current expected credit loss allowance was $0.6 million and $0.5 million at December 31, 2022 and 2021, respectively.

Note 16.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2022, loans executed under this agreement totaled $51.2 million, of which our portion of the loans is $17.4 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2022, our maximum potential amount of future payments on the guaranteed portion is $6.3 million. All loan payments under the participation program are current as of December 31, 2022.

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

Note 17.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2022	2021	2020

Cash flows from operating activities:
Net income	$298,569	$297,860	$293,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,166	37,210	21,195
Deferred income tax expense (benefit)	9,468	(1,854)	(5,162)
Lease amortization expense	5,554	11,887	13,108
Losses (gains) and impairment losses (recoveries) on investments	27,953	(2,307)	(3,114)
Loss (gain) on disposal of fixed assets	172	(13)	(15)
Net investment loss (income)	12,916	(25,944)	5,878
(Decrease) increase in deferred compensation	(1,463)	(5,006)	7,611
(Increase) decrease in receivables from affiliates	(45,814)	15,514	(26,548)
Increase in accrued investment income	(1,998)	(157)	(713)
Increase in pension liability	15,647	52,755	41,227
(Increase) decrease in prepaid expenses and other assets	(25,843)	12,161	(4,771)
Increase (decrease) in accounts payable and accrued expenses	18,993	(4,823)	(14,307)
Increase (decrease) in commissions payable	29,282	8,408	(625)
(Decrease) increase in accrued agent bonuses	(25,271)	10,279	14,105
Increase (decrease) in contract liability	1,821	(3,176)	1,422
Net cash provided by operating activities	$366,152	$402,794	$342,595

Note 18.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 6, "Investments" regarding limited partnerships.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2022.

/s/ Timothy G. NeCastro	/s/ Gregory J. Gutting	/s/ Jorie L. Novacek
Timothy G. NeCastro	Gregory J. Gutting	Jorie L. Novacek
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
March 1, 2023	March 1, 2023	March 1, 2023

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2022 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on Internal Control over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2022 and 2021, the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Cleveland, Ohio
March 1, 2023

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2022	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	62	President and Chief Executive Officer of the Company since August 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Brian W. Bolash	57	Executive Vice President, Secretary and General Counsel since January 2022; Senior Vice President, Secretary and General Counsel, October 2018 through December 2021; Senior Counsel and Corporate Secretary, January 2016 through September 2018; Director, EFL, EIC, Flagship, ENY and EPC.

Lorianne Feltz	53	Executive Vice President, Claims & Customer Service since November 2016.

Gregory J. Gutting	59	Executive Vice President and Chief Financial Officer since August 2016; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	48	Executive Vice President, Sales & Products since November 2016.

Parthasarathy Srinivasa	51	Executive Vice President and Chief Information Officer since joining the Company in April 2022. Prior to joining the Company: Senior Vice President and Chief Data and Insurance Information Officer Verisk Analytics, 2019 through April 2022; Chief Information and Operations Officer Safe Auto Insurance (now Allstate Corporation), 2016 through 2019.
Appointed Executive Officers:[1]
Sean Dugan	54	Senior Vice President, Human Resources since 2020; Corporate Human Resources Officer, 2018 through 2020; Vice President, Talent Acquisition and Community Outreach, 2014 through 2018.

Julie M. Pelkowski	53	Senior Vice President, Enterprise Office since March 2022; Senior Vice President and Controller, August 2016 through March 2022; Director, EFL, EIC, Flagship, ENY and EPC.

1 As of December 31, 2022, the Company announced appointments for Mr. Dugan and Ms. Pelkowski for Executive Vice President roles, but the appointments were not yet effective. Mr. Dugan became Executive Vice President, Human Resources & Corporate Services effective January 1, 2023. Ms. Pelkowski will be Executive Vice President and Chief Financial Officer effective May 1, 2023 following the retirement of Mr. Gutting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Statements of Operations for the three years ended December 31, 2022, 2021 and 2020
•Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020
•Statements of Financial Position as of December 31, 2022 and 2021
•Statements of Shareholders' Equity for the three years ended December 31, 2022, 2021 and 2020
•Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020
•Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	79

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation of Registrant dated April 19, 2011. Such exhibit is incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q that was filed with the Commission on August 2, 2011.

3.2
Erie Indemnity Company Amended and Restated Bylaws dated April 30, 2019. Such exhibit is incorporated by reference to Exhibit 3.10 to the Registrant's Form 8-K that was filed with the Commission on May 3, 2019.

4.1	Erie Indemnity Company Description of Capital Stock. Such exhibit is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.1
Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact. Such exhibit is incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q that was filed with the Commission on November 6, 2002.

10.2
Services Agreement between Erie Indemnity Company and Erie Family Life Insurance Company effective March 31, 2011. Such exhibit is incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K that was filed with the Commission on March 31, 2011.

10.3
Form of Indemnification Agreement by and between Erie Indemnity Company and each Director and Executive Officer of Erie Indemnity Company. Such exhibit is incorporated by reference to Exhibit 10.108 to the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.4
Form of Indemnification Agreement by and between Erie Indemnity Company and Jorie L. Novacek. Such exhibit is incorporated by reference to Exhibit 10.108 in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

10.5
Form of Indemnification Agreement by and between Erie Indemnity Company and Parthasarathy Srinivasa. Such exhibit is incorporated by reference to Exhibit 10.108 in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

10.6*
Erie Indemnity Company Annual Incentive Plan effective January 1, 2020. Such exhibit is incorporated by reference to Exhibit 10.204 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.7*
Erie Indemnity Company Long-Term Incentive Plan (Effective as of January 1, 2020). Such exhibit is incorporated by reference to Appendix A to the Registrant's Information Statement for the 2020 Annual Meeting of Shareholders filed with the Commission on March 20, 2020.

10.8*
Erie Indemnity Company Equity Compensation Plan (As Amended and Restated April 26, 2022), dated June 28, 2022. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q that was filed with the Commission on July 28, 2022.

10.9
Appointment of Administrator to Deferred Compensation Plan of Erie Indemnity Company, Erie Indemnity Company Incentive Compensation Deferral Plan, and Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.224 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.10*
Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to Exhibit 10.104 to the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.11*
Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2019). Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.12*
Second Amendment to Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.209 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.13*
Third Amendment to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.223 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

Exhibit
Number	Description of Exhibit

10.14*
Post-2021 Deferred Compensation Plan of the Erie Indemnity Company, effective January 1, 2022, dated December 9, 2021. Such exhibit is incorporated by reference to Exhibit 10.218 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.15*
Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated December 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.177 to the Registrant’s Form 10-K that was filed with the Commission on February 23, 2017.

10.16*
First Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated July 1, 2019. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.17*
Second Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.207 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.18*
Third Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.222 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.19*
Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated October 20, 2015. Such exhibit is incorporated by reference to Exhibit 10.158 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.20*
First Amendment to Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As of July 29, 2015), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.217 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.21*
Erie Indemnity Company Deferred Stock Plan for Outside Directors (As of July 29, 2015), dated October 20, 2015. Such exhibit is incorporated by reference to Exhibit 10.159 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.22*
First Amendment to Erie Indemnity Company Deferred Stock Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated March 31, 2016. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q that was filed with the Commission on April 28, 2016.

10.23*
Second Amendment to Erie Indemnity Company Deferred Stock Plan for Outside Directors (As of July 29, 2015), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.219 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.24*
Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 18, 2015. Such exhibit is incorporated by reference to Exhibit 10.162 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.25*
First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016. Such exhibit is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.26*
Second Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016. Such exhibit is incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.27*
Third Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 22, 2016. Such exhibit is incorporated by reference to Exhibit 10.178 to the Registrant’s Form 10-K that was filed with the Commission on February 23, 2017.

10.28*
Fourth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 20, 2017. Such exhibit is incorporated by reference to Exhibit 10.186 to the Registrant’s Form 10-K that was filed with the Commission on February 22, 2018.

10.29*
Fifth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 20, 2018. Such exhibit is incorporated by reference to Exhibit 10.194 to the Registrant's Form 10-K that was filed with the Commission on February 21, 2019.

10.30*
Sixth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 3, 2019. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on October 24, 2019.

10.31*
Seventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to Exhibit 10.199 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

Exhibit
Number	Description of Exhibit

10.32*
Eighth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to Exhibit 10.200 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.33*
Ninth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2019. Such exhibit is incorporated by reference to Exhibit 10.201 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.34*
Tenth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 23, 2020. Such exhibit is incorporated by reference to Exhibit 10.206 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.35*
Eleventh Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated July 7, 2021. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.36+*	Twelfth Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated October 10, 2022.

10.37*
Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to Exhibit 10.103 to the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.38*
Second Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.208 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.39*
Third Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.220 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.40*
Fourth Amendment to Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.221 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.41*
Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated December 18, 2015. Such exhibit is incorporated by reference to Exhibit 10.163 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.42*
First Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated September 12, 2016. Such exhibit is incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q that was filed with the Commission on October 27, 2016.

10.43*
Second Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated October 17, 2017. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on October 26, 2017.

10.44*
Third Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 20, 2017. Such exhibit is incorporated by reference to Exhibit 10.185 to the Registrant’s Form 10-K that was filed with the Commission on February 22, 2018.

10.45*
Fourth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated May 2, 2018. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on July 26, 2018.

10.46*
Fifth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated March 29, 2019. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on May 2, 2019.

10.47*
Sixth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019. Such exhibit is incorporated by reference to Exhibit 10.202 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.48*
Seventh Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated December 23, 2019. Such exhibit is incorporated by reference to Exhibit 10.203 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

Exhibit
Number	Description of Exhibit

10.49*
Eighth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated July 15, 2021. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.50*
Ninth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated October 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.216 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.51+*	Tenth Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2015), dated October 10, 2022.

10.52
Credit Agreement by and among Erie Indemnity Company and PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.53
First Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of December 13, 2016. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on January 24, 2018.

10.54
Second Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of January 22, 2018. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on January 24, 2018.

10.55
Third Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of November 13, 2018. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2018.

10.56
Fourth Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of December 28, 2021. Such exhibit is incorporated by reference to Exhibit 10.225 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.57
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.58
Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.59
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.60
Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, dated July 1, 2021. Such exhibit is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.61
Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2022. Such exhibit is incorporated by reference to Exhibit 10.226 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.62+	Second Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2023.

10.63
Agreement for Purchase and Sale of Real Estate made as of December 7, 2021 between Erie Insurance Exchange and Erie Indemnity Company. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on December 9, 2021.

14.1	Code of Conduct. Such exhibit is incorporated by reference to Exhibit 14.3 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to Exhibit 14.4 to the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates management compensatory plan, contract, or arrangement. + Filed herewith. ++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2023	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 1, 2023	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President and CFO
(Principal Financial Officer)

/s/ Jorie L. Novacek
Jorie L. Novacek, Senior Vice President and Controller
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