Form 10-Q
period 2023-03-31
ERIE INDEMNITY CO
filed 2023-04-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 21, 2023.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 21, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
Operating revenue
Management fee revenue - policy issuance and renewal services	$558,090	$487,992
Management fee revenue - administrative services	15,189	14,313
Administrative services reimbursement revenue	172,827	163,327
Service agreement revenue	6,359	6,478
Total operating revenue	752,465	672,110

Operating expenses
Cost of operations - policy issuance and renewal services	469,095	424,471
Cost of operations - administrative services	172,827	163,327
Total operating expenses	641,922	587,798
Operating income	110,543	84,312

Investment income
Net investment income	2,183	10,504
Net realized and unrealized investment losses	(5,282)	(7,279)
Net impairment losses recognized in earnings	(1,633)	(216)
Total investment (loss) income	(4,732)	3,009

Interest expense	—	999
Other income	3,337	473
Income before income taxes	109,148	86,795
Income tax expense	22,907	18,176
Net income	$86,241	$68,619

Net income per share
Class A common stock – basic	$1.85	$1.47
Class A common stock – diluted	$1.65	$1.31
Class B common stock – basic and diluted	$278	$221

Weighted average shares outstanding – Basic
Class A common stock	46,188,819	46,188,761
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,296,621	52,300,501
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.19	$1.11
Class B common stock	$178.50	$166.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2023	2022
Net income	$86,241	$68,619

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	10,494	(26,919)
Amortization of prior service costs and net actuarial (gain) loss on pension and other postretirement plans	(2,742)	1,730
Total other comprehensive income (loss), net of tax	7,752	(25,189)
Comprehensive income	$93,993	$43,430

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$122,376	$142,090
Available-for-sale securities	57,470	24,267
Receivables from Erie Insurance Exchange and affiliates, net	533,306	524,937
Prepaid expenses and other current assets	62,738	79,201
Accrued investment income	8,191	8,301
Total current assets	784,081	778,796

Available-for-sale securities, net	858,196	870,394
Equity securities	72,963	72,560
Fixed assets, net	417,339	413,874
Agent loans, net	59,315	60,537
Other assets	32,075	43,295
Total assets	$2,223,969	$2,239,456

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$322,910	$300,028
Agent bonuses	20,565	95,166
Accounts payable and accrued liabilities	168,142	165,915
Dividends payable	55,419	55,419
Contract liability	37,187	36,547
Deferred executive compensation	7,345	12,036
Total current liabilities	611,568	665,111

Defined benefit pension plans	53,522	51,224
Contract liability	18,142	17,895
Deferred executive compensation	12,634	13,724
Deferred income taxes, net	16,081	14,075
Other long-term liabilities	25,055	29,019
Total liabilities	737,002	791,048

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,481
Accumulated other comprehensive income (loss)	338	(7,414)
Retained earnings	2,614,083	2,583,261
Total contributed capital and retained earnings	2,633,057	2,594,498
Treasury stock, at cost; 22,110,132 shares held	(1,169,355)	(1,168,949)
Deferred compensation	23,265	22,859
Total shareholders’ equity	1,486,967	1,448,408
Total liabilities and shareholders’ equity	$2,223,969	$2,239,456

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2023 and 2022
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					86,241			86,241
Other comprehensive income				7,752				7,752
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(822)	822	0
Rabbi trust distribution (2)						416	(416)	0
Balance, March 31, 2023	$1,992	$178	$16,466	$338	$2,614,083	$(1,169,355)	$23,265	$1,486,967

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					68,619			68,619
Other comprehensive loss				(25,189)				(25,189)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(802)	802	0
Rabbi trust distribution (2)						298	(298)	0
Balance, March 31, 2022	$1,992	$178	$16,481	$(50,477)	$2,512,116	$(1,168,332)	$22,242	$1,334,200

(1)Net purchases of treasury stock in 2023 and 2022 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to two incentive compensation deferral plan participants in 2023 and one in 2022.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Management fee received	$557,905	$490,360
Administrative services reimbursements received	197,632	193,919
Service agreement revenue received	6,359	6,304
Net investment income received	13,746	9,510
Commissions paid to agents	(261,812)	(230,831)
Agents bonuses paid	(98,925)	(122,093)
Salaries and wages paid	(75,938)	(71,228)
Employee benefits paid	(20,048)	(11,470)
General operating expenses paid	(80,779)	(57,477)
Administrative services expenses paid	(189,739)	(182,437)
Income taxes (paid) recovered	(370)	17
Interest paid	—	(1,021)
Net cash provided by operating activities	48,031	23,553

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(47,594)	(91,055)
Equity securities	(9,707)	(4,619)
Other investments	(3)	—
Proceeds from investments:
Available-for-sale securities sales	42,715	48,291
Available-for-sale securities maturities/calls	14,402	42,699
Equity securities	5,430	8,984
Other investments	151	371
Purchase of fixed assets	(19,142)	(15,458)
Proceeds from disposal of fixed assets	—	30
Loans to agents	(903)	(5,195)
Collections on agent loans	2,325	2,220
Net cash used in investing activities	(12,326)	(13,732)

Cash flows from financing activities
Dividends paid to shareholders	(55,419)	(51,693)
Payments on long-term borrowings	—	(525)
Net cash used in financing activities	(55,419)	(52,218)

Net decrease in cash and cash equivalents	(19,714)	(42,397)
Cash and cash equivalents, beginning of period	142,090	183,702
Cash and cash equivalents, end of period	$122,376	$141,305

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$—	$17,673
Operating lease assets obtained in exchange for lease liabilities	$670	$1,008

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three months ended March 31, 2023, we recognized revenue of $13.3 million that was included in the contract liability balance as of December 31, 2022. During the three months ended March 31, 2022, we recognized revenue of $12.7 million that was included in the contract liability balance as of December 31, 2021. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the three months ended March 31:

(in thousands)	2023	2022
Management fee revenue - policy issuance and renewal services	$558,090	$487,992

Management fee revenue - administrative services	15,189	14,313
Administrative services reimbursement revenue	172,827	163,327
Total revenue from administrative services	$188,016	$177,640

Note 4.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 10, "Capital Stock".

Class A diluted earnings per share is calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the dilutive effect of assumed issuance of stock-based awards under compensation plans that have the option to be paid in stock using the treasury stock method.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock for the three months ended March 31:

	2023			2022
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$85,535	46,188,819	$1.85	$68,057	46,188,761	$1.47
Dilutive effect of stock-based awards	0	7,002	—	0	10,940	—
Assumed conversion of Class B shares	706	6,100,800	—	562	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$86,241	52,296,621	$1.65	$68,619	52,300,501	$1.31
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$706	2,542	$278	$562	2,542	$221

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2023, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$568,531	$0	$564,028	$4,503
Collateralized debt obligations	105,027	0	105,027	0
Commercial mortgage-backed securities	66,432	0	60,017	6,415
Residential mortgage-backed securities	157,302	0	157,269	33
Other debt securities	18,374	0	18,374	0
Total available-for-sale securities	915,666	0	904,715	10,951
Equity securities:
Financial services sector	59,484	496	54,789	4,199
Utilities sector	6,261	0	6,261	0
Energy sector	4,068	0	4,068	0
Consumer sector	2,235	0	2,235	0
Technology sector	500	0	0	500
Communications sector	267	0	267	0
Industrial sector	148	0	148	0
Total equity securities	72,963	496	67,768	4,699
Total	$988,629	$496	$972,483	$15,650

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,382	$0	$549,696	$3,686
Collateralized debt obligations	102,537	0	102,537	0
Commercial mortgage-backed securities	66,054	0	55,144	10,910
Residential mortgage-backed securities	150,415	0	146,231	4,184
Other debt securities	22,273	0	22,273	0
Total available-for-sale securities	894,661	0	875,881	18,780
Equity securities:
Financial services sector	61,084	0	57,305	3,779
Utilities sector	5,708	0	5,708	0
Energy sector	3,576	0	3,576	0
Consumer sector	1,854	0	1,854	0
Communications sector	338	0	338	0
Total equity securities	72,560	0	68,781	3,779
Total	$967,221	$0	$944,662	$22,559

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(28)	$85	$753	$(645)	$1,498	$(846)	$4,503
Commercial mortgage-backed securities	10,910	(191)	217	589	0	137	(5,247)	6,415
Residential mortgage-backed securities	4,184	(5)	96	0	(87)	33	(4,188)	33
Total available-for-sale securities	18,780	(224)	398	1,342	(732)	1,668	(10,281)	10,951
Equity securities	3,779	(38)	0	958	0	0	0	4,699
Total Level 3 securities	$22,559	$(262)	$398	$2,300	$(732)	$1,668	$(10,281)	$15,650

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$13	$(55)	$3,984	$(508)	$3,549	$(1,312)	$10,927
Commercial mortgage-backed securities	15,728	(116)	(839)	0	(500)	1,460	(5,136)	10,597
Residential mortgage-backed securities	8,814	25	(336)	0	(2,755)	0	(5,536)	212
Total available-for-sale securities	29,798	(78)	(1,230)	3,984	(3,763)	5,009	(11,984)	21,736
Equity securities	2,083	(66)	0	0	0	0	0	2,017
Total Level 3 securities	$31,881	$(144)	$(1,230)	$3,984	$(3,763)	$5,009	$(11,984)	$23,753
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

	March 31, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$68,054	$62,452	$69,476	$62,954
(1)The discount rate used to calculate fair value at March 31, 2023 is reflective of a decrease in the BB+ financial yield curve from December 31, 2022.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	March 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$596,754	$1,149	$29,372	$568,531
Collateralized debt obligations	109,662	19	4,654	105,027
Commercial mortgage-backed securities	72,549	181	6,298	66,432
Residential mortgage-backed securities	170,409	273	13,380	157,302
Other debt securities	19,487	69	1,182	18,374
Total available-for-sale securities, net	$968,861	$1,691	$54,886	$915,666

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$588,536	$657	$35,811	$553,382
Collateralized debt obligations	107,730	11	5,204	102,537
Commercial mortgage-backed securities	73,855	157	7,958	66,054
Residential mortgage-backed securities	166,412	72	16,069	150,415
Other debt securities	24,602	0	2,329	22,273
Total available-for-sale securities, net	$961,135	$897	$67,371	$894,661

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2023 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$46,749	$45,733
Due after one year through five years	428,383	408,641
Due after five years through ten years	189,051	181,638
Due after ten years	304,678	279,654
Total available-for-sale securities, net (1)	$968,861	$915,666
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at March 31, 2023.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$193,828	$5,680	$299,344	$23,692	$493,172	$29,372	835
Collateralized debt obligations	26,435	1,297	72,742	3,357	99,177	4,654	157
Commercial mortgage-backed securities	14,800	274	36,816	6,024	51,616	6,298	127
Residential mortgage-backed securities	40,561	1,152	82,489	12,228	123,050	13,380	153
Other debt securities	6,427	231	8,210	951	14,637	1,182	37
Total available-for-sale securities	$282,051	$8,634	$499,601	$46,252	$781,652	$54,886	1,309
Quality breakdown of available-for-sale securities:
Investment grade	$244,721	$6,966	$451,973	$40,258	$696,694	$47,224	729
Non-investment grade	37,330	1,668	47,628	5,994	84,958	7,662	580
Total available-for-sale securities	$282,051	$8,634	$499,601	$46,252	$781,652	$54,886	1,309

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$397,511	$21,371	$121,094	$14,440	$518,605	$35,811	916
Collateralized debt obligations	44,823	2,529	55,335	2,675	100,158	5,204	159
Commercial mortgage-backed securities	41,139	5,124	15,864	2,834	57,003	7,958	131
Residential mortgage-backed securities	109,499	9,131	31,465	6,938	140,964	16,069	161
Other debt securities	15,682	1,323	6,591	1,006	22,273	2,329	46
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Quality breakdown of available-for-sale securities:
Investment grade	$525,805	$31,904	$215,742	$25,205	$741,547	$57,109	761
Non-investment grade	82,849	7,574	14,607	2,688	97,456	10,262	652
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both March 31, 2023 and December 31, 2022. The current expected credit loss allowance on available-for-sale securities was $0.3 million at March 31, 2023 and $0.2 million at December 31, 2022.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2023	2022
Available-for-sale securities	$9,833	$6,358
Equity securities	1,015	988
Limited partnerships (1)	(10,752)	2,775
Cash equivalents and other	2,105	785
Total investment income	2,201	10,906
Less: investment expenses	18	402
Net investment income	$2,183	$10,504
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

Net realized and unrealized investment losses
Realized and unrealized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2023	2022
Available-for-sale securities:
Gross realized gains	$206	$491
Gross realized losses	(1,825)	(2,571)
Net realized losses on available-for-sale securities	(1,619)	(2,080)
Equity securities	(3,663)	(5,201)
Miscellaneous	0	2
Net realized and unrealized investment losses	$(5,282)	$(7,279)

The portion of net unrealized losses recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2023	2022
Equity securities:
Net losses recognized during the period	$(3,663)	$(5,201)
Less: net losses recognized on securities sold	(2,504)	(280)
Net unrealized losses recognized on securities held at reporting date	$(1,159)	$(4,921)

Net impairment losses recognized in earnings
Impairments on available-for-sale securities were as follows for the three months ended March 31:

(in thousands)	2023	2022
Available-for-sale securities:
Intent to sell	$(1,432)	$(70)
Credit impaired	(201)	(146)
Net impairment losses recognized in earnings	$(1,633)	$(216)

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of March 31, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of March 31, 2023. Investments with a fair value of $115.6 million were pledged as collateral on the line of credit at March 31, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of March 31, 2023. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at March 31, 2023.

Note 8.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us, or are reimbursed for, their allocated share of pension cost or income, respectively. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. As of March 31, 2023, approximately 60% of the annual defined benefit pension income and 36% of the annual SERP cost was reimbursed to and from, respectively, the Exchange and its subsidiaries.

Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we expect to contribute an estimated $95 million in 2023. Actual contributions may vary from the current estimate depending on changes in assumptions, regulatory requirements and funding decisions, or due to future plan changes.

Pension plan (income) cost includes the following components for the three months ended March 31:

(in thousands)	2023	2022
Service cost for benefits earned	$7,191	$12,560
Interest cost on benefit obligation	12,548	9,941
Expected return on plan assets	(17,218)	(13,639)
Prior service cost amortization	362	361
Net actuarial (gain) loss amortization	(3,833)	1,830
Pension plan (income) cost (1)	$(950)	$11,053
(1)Pension plan (income) cost represents plan (income) cost before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan (income) cost other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2023 and 2022, our effective tax rate was 21.0% and 20.9%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2023 and the year ended December 31, 2022. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2023 and the year ended December 31, 2022. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2023.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the three months ended March 31:

	2023			2022
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101
OCI (loss) before reclassifications	10,032	2,107	7,925	(36,371)	(7,638)	(28,733)
Realized investment losses	1,619	340	1,279	2,080	437	1,643
Impairment losses	1,633	343	1,290	216	45	171
OCI (loss)	13,284	2,790	10,494	(34,075)	(7,156)	(26,919)
AOCI (loss), end of period	$(53,287)	$(11,190)	$(42,097)	$(26,353)	$(5,535)	$(20,818)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)
Amortization of prior service costs	362	76	286	361	76	285
Amortization of net actuarial (gain) loss	(3,833)	(805)	(3,028)	1,830	385	1,445
OCI (loss)	(3,471)	(729)	(2,742)	2,191	461	1,730
AOCI (loss), end of period	$53,715	$11,280	$42,435	$(37,543)	$(7,884)	$(29,659)

Total
AOCI (loss), beginning of period	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)
Investment securities	13,284	2,790	10,494	(34,075)	(7,156)	(26,919)
Pension and other postretirement plans	(3,471)	(729)	(2,742)	2,191	461	1,730
OCI (loss)	9,813	2,061	7,752	(31,884)	(6,695)	(25,189)
AOCI (loss), end of period	$428	$90	$338	$(63,896)	$(13,419)	$(50,477)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The large majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $533.3 million and $524.9 million at March 31, 2023 and December 31, 2022, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2023, loans executed under this agreement totaled $51.2 million, of which our portion of the loans is $17.4 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2023, our maximum potential amount of future payments on the guaranteed portion is $6.2 million. All loan payments under the participation program are current as of March 31, 2023.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023.

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

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. In 2022, approximately 71% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 29% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Risks and Uncertainties
Ongoing supply chain disruptions, geopolitical events and other macroeconomic factors have created an elevated inflationary environment and rising interest rates. These factors along with recent developments within the banking industry create significant economic uncertainty, which may impact our investment valuations and returns and liquidity. As these events continue to evolve, the ultimate impact and duration remain uncertain at this time.

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2023	2022	% Change
	(Unaudited)
Operating income	$110,543	$84,312	31.1%
Total investment (loss) income	(4,732)	3,009	NM
Interest expense	—	999	(100.0)
Other income	3,337	473	NM
Income before income taxes	109,148	86,795	25.8
Income tax expense	22,907	18,176	26.0
Net income	$86,241	$68,619	25.7%
Net income per share – diluted	$1.65	$1.31	25.7%
NM = not meaningful

Operating income increased in the first quarter of 2023, compared to the same period in 2022, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 14.4% to $558.1 million in the first quarter of 2023. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2023 and 2022. The direct and affiliated assumed premiums written by the Exchange increased 14.6% to $2.3 billion in the first quarter of 2023, compared to the same period in 2022.

Cost of operations for policy issuance and renewal services increased 10.5% to $469.1 million in the first quarter of 2023, compared to the same period in 2022, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased compensation, professional fees, and technology investments, partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange.

Management fee revenue for administrative services increased 6.1% to $15.2 million in the first quarter of 2023, compared to the same period in 2022. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $172.8 million in the first quarter of 2023, but had no net impact on operating income.

Total investment income decreased $7.7 million in the first quarter of 2023 compared to the same period in 2022, primarily due to a decrease in net investment income partially offset by lower net realized and unrealized investment losses in 2023 compared to 2022.
General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  Current economic conditions have contributed to an elevated inflationary environment, which could impact the Exchange's operations and our management fee. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impacts to economic conditions remain uncertain. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023 for a discussion of the potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Various ongoing geopolitical events, the high inflationary environment and recent developments in the banking sector have had a significant impact on the global financial markets. The value of our invested assets could be adversely impacted and there is potential for future losses and/or impairments on our investment portfolio resulting from continued supply chain disruptions, instability and volatility within the banking sector, further inflationary pressures and rising interest rates.

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the Exchange, as well as the service provider for its insurance subsidiaries with respect to all administrative services. We earn management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities, and allocate our revenues between our performance obligations.

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2023 and 2022.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price.

The following table presents the allocation and disaggregation of revenue for our two performance obligations for the three months ended March 31:

(dollars in thousands)	2023	2022	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,303,868	$2,010,197	14.6%
Management fee rate	24.30%	24.30%
Management fee revenue	559,840	488,478	14.6
Change in estimate for management fee returned on cancelled policies (1)	(1,750)	(486)	NM
Management fee revenue - policy issuance and renewal services	$558,090	$487,992	14.4%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,303,868	$2,010,197	14.6%
Management fee rate	0.70%	0.70%
Management fee revenue	16,127	14,071	14.6
Change in contract liability (2)	(933)	238	NM
Change in estimate for management fee returned on cancelled policies (1)	(5)	4	NM
Management fee revenue - administrative services	15,189	14,313	6.1
Administrative services reimbursement revenue	172,827	163,327	5.8
Total revenue from administrative services	$188,016	$177,640	5.8%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 14.6% to $2.3 billion in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 4.4% in the first quarter of 2023 compared to 3.1% in the first quarter of 2022.  The year-over-year average premium per policy for all lines of business increased 6.4% at March 31, 2023 compared to 1.5% at March 31, 2022.

Premiums generated from new business increased 36.3% to $339 million in the first quarter of 2023 compared to the same period in 2022, primarily driven by increased premiums written in the personal auto, homeowners and commercial multi-peril lines. Contributing to this change was a 25.9% increase in new business policies written and a 10.3% increase in year-over-year average premium per policy on new business at March 31, 2023. Premiums generated from new business increased 4.0% to $249 million in the first quarter of 2022 compared to the same period in 2021, primarily driven by increased premium written in the commercial multi-peril lines. In the first quarter of 2022, year-over-year average premium per policy on new business increased 6.3%, partially offset by a 4.7% decrease in new business policies written.

Premiums generated from renewal business increased 11.5% to $2.0 billion in the first quarter of 2023 compared to the first quarter of 2022 and increased 7.5% to $1.8 billion in the first quarter of 2022 compared to the first quarter of 2021.  Underlying the trend in renewal business premiums in both periods was a 5.8% increase in year-over-year average premium per policy at March 31, 2023, and 0.9% at March 31, 2022, as well as an increase in year-over-year policies in force of 3.5% and 3.1% in the first quarters of 2023 and 2022, respectively, driven by a slight increase in the policy retention ratios.

Personal lines – Total personal lines premiums written increased 15.8% to $1.5 billion in the first quarter of 2023, compared to 5.6% in the first quarter of 2022, driven by a 5.8% increase in total personal lines year-over-year average premium per policy and a 4.8% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 12.2% to $756 million in the first quarter of 2023, compared to 10.0% in the first quarter of 2022, driven by a 9.5% increase in total commercial lines year-over-year average premium per policy and a 2.1% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Exchange and have a direct bearing on our management fee. Future premiums could be impacted by potential regulatory changes and continued inflationary trends, among others. Inflation-driven severity increases continued to impact underwriting results in the first quarter of 2023, and will continue to impact future rate decisions. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services	$558,090	$487,992	14.4%
Service agreement revenue	6,359	6,478	(1.8)
	564,449	494,470	14.2
Cost of policy issuance and renewal services	469,095	424,471	10.5
Operating income - policy issuance and renewal services	$95,354	$69,999	36.2%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.30% of the direct and affiliated assumed premiums written by the Exchange for both three month periods ended March 31, 2023 and 2022.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. The decrease in service agreement revenue for the three month period ended March 31, 2023 compared to the same period in 2022 is primarily due to the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
	(Unaudited)
Commissions:
Total commissions	$308,808	$281,135	9.8%
Non-commission expense:
Underwriting and policy processing	$43,723	$41,054	6.5%
Information technology	57,195	45,666	25.2
Sales and advertising	12,887	12,725	1.3
Customer service	8,085	8,347	(3.1)
Administrative and other	38,397	35,544	8.0
Total non-commission expense	160,287	143,336	11.8
Total cost of policy issuance and renewal services	$469,095	$424,471	10.5%

Commissions – Commissions increased $27.7 million in the first quarter of 2023 compared to the same period in 2022, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The estimated agent incentive payouts at March 31, 2023 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2023. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in the three-year period ending 2023 compared to the three-year period ended 2022.

Non-commission expense – Non-commission expense increased $17.0 million in the first quarter of 2023 compared to the first quarter of 2022. Underwriting and policy processing expense increased $2.7 million primarily due to increased personnel and underwriting report costs. Information technology costs increased $11.5 million primarily due to increased professional fees, hardware and software costs, and personnel costs. Administrative and other costs increased $2.9 million primarily due to an increase in personnel costs related to compensation and building occupancy costs, partially offset by a decrease in professional fees. Personnel costs in all expense categories were also impacted by lower pension costs due to an increase in the discount rate compared to 2022.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
	(Unaudited)
Management fee revenue - administrative services	$15,189	$14,313	6.1%
Administrative services reimbursement revenue	172,827	163,327	5.8
Total revenue allocated to administrative services	188,016	177,640	5.8
Administrative services expenses
Claims handling services	148,200	142,496	4.0
Investment management services	8,745	9,891	(11.6)
Life management services	15,882	10,940	45.2
Operating income - administrative services	$15,189	$14,313	6.1%

Administrative services
The management fee revenue allocated to administrative services was 0.70% of the direct and affiliated assumed premiums written by the Exchange for both three month periods ended March 31, 2023 and 2022. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment (loss) income
A summary of the results of our investment operations is as follows for the three months ended March 31:

(dollars in thousands)	2023	2022	% Change
	(Unaudited)
Net investment income	$2,183	$10,504	(79.2)%
Net realized and unrealized investment losses	(5,282)	(7,279)	27.4
Net impairment losses recognized in earnings	(1,633)	(216)	NM
Total investment (loss) income	$(4,732)	$3,009	NM
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income decreased $8.3 million in the first quarter of 2023 primarily due to lower equity in earnings of limited partnerships, partially offset by an increase in bond income due to higher yields and cash and cash equivalent income driven by an increase in rates. Included in net investment income is $10.8 million of limited partnership losses in the first quarter of 2023 compared to earnings of $2.8 million for the same period in 2022.

Net realized and unrealized investment losses
A breakdown of our net realized and unrealized investment (losses) gains is as follows for the three months ended March 31:

(in thousands)	2023	2022
Securities sold:	(Unaudited)
Available-for-sale securities	$(1,619)	$(2,080)
Equity securities	(2,504)	(280)
Equity securities change in fair value	(1,159)	(4,921)
Miscellaneous	0	2
Net realized and unrealized investment losses	$(5,282)	$(7,279)

Net realized and unrealized losses during the first quarter of 2023 were primarily due to disposals of equity securities impacted by the recent banking industry events as well as disposals of available-for-sale securities and market value adjustments on equity securities. Net realized and unrealized losses during the first quarter of 2022 were primarily due to market value adjustments on equity securities and disposal of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses of $1.6 million in the first quarter of 2023 were related to available-for-sale securities and include $1.4 million of securities in an unrealized loss position where we had the intent to sell prior to recovery of our amortized cost basis and $0.2 million of credit impairment losses. Net impairment losses of $0.2 million in the first quarter of 2022 also included both credit and intent to sell related impairments on available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 14.6% to $2.3 billion in the first three months of 2023 compared to the first three months of 2022. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.9 billion at March 31, 2023 and $10.1 billion at December 31, 2022. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.6% at March 31, 2023 and 90.5% at December 31, 2022.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. While policyholders' surplus declined by $0.2 billion from December 31, 2022, driven by higher loss costs and unrealized investment losses resulting from continued inflationary pressures, market volatility, and rising interest rates, we continue to monitor these conditions and believe that the Exchange falls within established risk tolerances. However, see Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2023	% to total	December 31, 2022	% to total
	(Unaudited)
Fixed maturities	$915,666	85%	$894,661	84%
Equity securities	72,963	7	72,560	7
Agent loans (1)	68,054	6	69,476	7
Other investments	17,952	2	30,511	2
Total investments	$1,074,635	100%	$1,067,208	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $42.0 million at March 31, 2023, compared to $52.5 million at December 31, 2022.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	March 31, 2023 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$0	$4,474	$6,168	$10,642
Communications	0	2,881	12,853	12,688	14,949	43,371
Consumer	0	4,927	13,873	74,545	34,434	127,779
Diversified	0	0	0	0	447	447
Energy	0	0	3,843	17,705	6,076	27,624
Financial	0	2,079	98,180	119,855	12,783	232,897
Industrial	0	0	10,188	16,507	21,510	48,205
Structured securities (2)	134,552	179,834	19,024	12,733	0	346,143
Technology	1,902	0	5,344	20,271	12,991	40,508
Utilities	0	0	2,403	31,833	3,814	38,050
Total	$136,454	$189,721	$165,708	$310,611	$113,172	$915,666
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Financial services	$59,484	$61,084
Utilities	6,261	5,708
Energy	4,068	3,576
Consumer	2,235	1,854
Technology	500	0
Communications	267	338
Industrial	148	0
Total	$72,963	$72,560

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including volatility within the banking sector, inflationary pressures, and rising interest rates. We maintain relationships and cash balances at diversified and well-capitalized financial institutions and have established processes to monitor them. While we did not see a significant impact on our sources or uses of cash in the first three months of 2023, future disruptions in the markets could occur, which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for our defined benefit pension plan funding policy and expected pension contribution in 2023. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the three months ended March 31:

(in thousands)	2023	2022
	(Unaudited)
Net cash provided by operating activities	$48,031	$23,553
Net cash used in investing activities	(12,326)	(13,732)
Net cash used in financing activities	(55,419)	(52,218)
Net decrease in cash and cash equivalents	$(19,714)	$(42,397)

Net cash provided by operating activities was $48.0 million in the first three months of 2023, compared to $23.6 million for the same period in 2022. Increased cash provided by operating activities was primarily due to an increase in management fees received of $67.5 million driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in agent bonuses paid of $23.2 million. Partially offsetting this increase in cash provided by operating activities was an increase in cash paid for agent commissions of $31.0 million due to higher scheduled commissions driven by premium growth, and an increase in general operating expenses paid of $23.3 million.

Net cash used in investing activities was $12.3 million in the first three months of 2023, compared to $13.7 million for the same period in 2022. Decreased cash used in investing activities was primarily due to a decrease in loans made to agents of $4.3 million, partially offset by an increase in fixed asset purchases of $3.7 million. Proceeds from sales and maturities/calls of investments were mostly offset by purchases of investments in both periods.

Net cash used in financing activities was $55.4 million in the first three months of 2023, compared to $52.2 million for the same period in 2022, primarily due to increased dividends paid to shareholders of $3.7 million. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2023, compared to 2022. There are no regulatory restrictions on the payment of dividends to our shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including under current inflationary conditions, rising interest rates, and recent banking industry events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unpledged cash and cash equivalents, which total approximately $108.8 million at March 31, 2023, 2) $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $757.8 million at March 31, 2023.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2023, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of March 31, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of March 31, 2023. Investments with a fair value of $115.6 million were pledged as collateral on the line of credit at March 31, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with all covenants at March 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2023.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices, and other risk exposures for the year ended December 31, 2022 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2023.
The current inflationary environment, rising interest rates and recent banking industry events may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the three months ended March 31, 2023. We continue to closely monitor events in the banking industry and take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 21, 2022, Indemnity filed a Petition for Rehearing requesting that the Third Circuit permit the appeal. By Order dated January 9, 2023, the Court granted the petition for rehearing and vacated the prior Order of October 7, 2022, denying permission to appeal. The appeal is being heard by a three-judge panel of the Third Circuit. The matter is fully briefed, and argument is scheduled for April 20, 2023.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending March 31, 2023:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

January 1-31, 2023 (1)	1,610	$252.32	—	$17,754
February 1-28, 2023	—	—	—	17,754
March 1-31, 2023 (2)	2,894	235.01	—	17,754
Total	4,504	241.20	—

(1)Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.
(2)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,581 shares at an average price of $237.68 per share) and the incentive compensation deferral plan (1,313 shares at an average price of $231.79 per share).

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	April 27, 2023	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO