Form 10-Q
period 2023-06-30
ERIE INDEMNITY CO
filed 2023-07-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 21, 2023.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 21, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenue
Management fee revenue - policy issuance and renewal services	$633,339	$544,555	$1,191,429	$1,032,547
Management fee revenue - administrative services	15,636	14,476	30,825	28,789
Administrative services reimbursement revenue	184,466	160,675	357,293	324,002
Service agreement revenue	6,429	6,437	12,788	12,915
Total operating revenue	839,870	726,143	1,592,335	1,398,253

Operating expenses
Cost of operations - policy issuance and renewal services	521,246	461,468	990,341	885,939
Cost of operations - administrative services	184,466	160,675	357,293	324,002
Total operating expenses	705,712	622,143	1,347,634	1,209,941
Operating income	134,158	104,000	244,701	188,312

Investment income
Net investment income	13,535	8,268	15,718	18,772
Net realized and unrealized investment losses	(1,737)	(10,324)	(7,019)	(17,603)
Net impairment losses recognized in earnings	(171)	(38)	(1,804)	(254)
Total investment income (loss)	11,627	(2,094)	6,895	915

Interest expense	—	895	—	1,894
Other income	3,305	337	6,642	810
Income before income taxes	149,090	101,348	258,238	188,143
Income tax expense	31,238	21,201	54,145	39,377
Net income	$117,852	$80,147	$204,093	$148,766

Net income per share
Class A common stock – basic	$2.53	$1.72	$4.38	$3.19
Class A common stock – diluted	$2.25	$1.53	$3.90	$2.84
Class B common stock – basic and diluted	$380	$258	$657	$479

Weighted average shares outstanding – Basic
Class A common stock	46,189,026	46,188,845	46,188,923	46,188,803
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,299,974	52,296,139	52,298,298	52,298,321
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.19	$1.11	$2.38	$2.22
Class B common stock	$178.50	$166.50	$357.00	$333.00

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$117,852	$80,147	$204,093	$148,766

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(1,746)	(24,985)	8,748	(51,904)
Amortization of prior service costs and net actuarial (gain) loss on pension and other postretirement plans	(2,742)	1,737	(5,484)	3,467
Total other comprehensive (loss) income, net of tax	(4,488)	(23,248)	3,264	(48,437)
Comprehensive income	$113,364	$56,899	$207,357	$100,329

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$142,996	$142,090
Available-for-sale securities	63,510	24,267
Receivables from Erie Insurance Exchange and affiliates, net	591,008	524,937
Prepaid expenses and other current assets	66,399	79,201
Accrued investment income	8,890	8,301
Total current assets	872,803	778,796

Available-for-sale securities, net	857,442	870,394
Equity securities	77,220	72,560
Fixed assets, net	422,903	413,874
Agent loans, net	60,367	60,537
Other assets	34,776	43,295
Total assets	$2,325,511	$2,239,456

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$347,795	$300,028
Agent bonuses	37,443	95,166
Accounts payable and accrued liabilities	164,718	165,915
Dividends payable	55,419	55,419
Contract liability	39,046	36,547
Deferred executive compensation	7,672	12,036
Total current liabilities	652,093	665,111

Defined benefit pension plans	55,075	51,224
Contract liability	18,892	17,895
Deferred executive compensation	13,539	13,724
Deferred income taxes, net	15,647	14,075
Other long-term liabilities	25,353	29,019
Total liabilities	780,599	791,048

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,481
Accumulated other comprehensive loss	(4,150)	(7,414)
Retained earnings	2,676,516	2,583,261
Total contributed capital and retained earnings	2,691,002	2,594,498
Treasury stock, at cost; 22,110,132 shares held	(1,168,380)	(1,168,949)
Deferred compensation	22,290	22,859
Total shareholders’ equity	1,544,912	1,448,408
Total liabilities and shareholders’ equity	$2,325,511	$2,239,456

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2023 and 2022
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					86,241			86,241
Other comprehensive income				7,752				7,752
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(822)	822	0
Rabbi trust distribution (2)						416	(416)	0
Balance, March 31, 2023	$1,992	$178	$16,466	$338	$2,614,083	$(1,169,355)	$23,265	$1,486,967
Net income					117,852			117,852
Other comprehensive loss				(4,488)				(4,488)
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(621)	621	0
Rabbi trust distribution (2)						1,596	(1,596)	0
Balance, June 30, 2023	$1,992	$178	$16,466	$(4,150)	$2,676,516	$(1,168,380)	$22,290	$1,544,912

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					68,619			68,619
Other comprehensive loss				(25,189)				(25,189)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(802)	802	0
Rabbi trust distribution (2)						298	(298)	0
Balance, March 31, 2022	$1,992	$178	$16,481	$(50,477)	$2,512,116	$(1,168,332)	$22,242	$1,334,200
Net income					80,147			80,147
Other comprehensive loss				(23,248)				(23,248)
Dividends declared:
Class A $1.11 per share					(51,270)			(51,270)
Class B $166.50 per share					(423)			(423)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(907)	907	0
Rabbi trust distribution (2)						99	(99)	0
Balance, June 30, 2022	$1,992	$178	$16,481	$(73,725)	$2,540,570	$(1,169,140)	$23,050	$1,339,406

(1)Net purchases of treasury stock in 2023 and 2022 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2023 and two in 2022.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities
Management fee received	$1,162,575	$1,019,016
Administrative services reimbursements received	359,332	317,819
Service agreement revenue received	12,788	12,742
Net investment income received	27,069	18,595
Commissions paid to agents	(564,218)	(493,058)
Agents bonuses paid	(106,003)	(126,902)
Salaries and wages paid	(123,501)	(114,075)
Employee benefits paid	(37,460)	(21,108)
General operating expenses paid	(151,975)	(132,297)
Administrative services expenses paid	(362,228)	(333,532)
Income taxes paid	(36,372)	(38,989)
Interest paid	—	(1,937)
Net cash provided by operating activities	180,007	106,274

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(123,767)	(211,492)
Equity securities	(18,690)	(7,157)
Other investments	(7)	(157)
Proceeds from investments:
Available-for-sale securities sales	78,808	123,758
Available-for-sale securities maturities/calls	28,972	74,628
Equity securities	10,579	10,131
Other investments	271	429
Purchase of fixed assets	(45,003)	(28,021)
Proceeds from disposal of fixed assets	—	156
Loans to agents	(4,150)	(8,769)
Collections on agent loans	4,723	4,298
Net cash used in investing activities	(68,264)	(42,196)

Cash flows from financing activities
Dividends paid to shareholders	(110,837)	(103,386)
Proceeds from short-term borrowings	—	55,000
Payments on short-term borrowings	—	(15,000)
Payments on long-term borrowings	—	(94,070)
Net cash used in financing activities	(110,837)	(157,456)

Net increase (decrease) in cash and cash equivalents	906	(93,378)
Cash and cash equivalents, beginning of period	142,090	183,702
Cash and cash equivalents, end of period	$142,996	$90,324

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$—	$24,833
Operating lease assets obtained in exchange for lease liabilities	$3,757	$1,487

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and six months ended June 30, 2023, we recognized revenue of $10.5 million and $23.8 million, respectively, that was included in the contract liability balance as of December 31, 2022. During the three and six months ended June 30, 2022, we recognized revenue of $10.0 million and $22.7 million, respectively, that was included in the contract liability balance as of December 31, 2021. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Management fee revenue - policy issuance and renewal services	$633,339	$544,555	$1,191,429	$1,032,547

Management fee revenue - administrative services	15,636	14,476	30,825	28,789
Administrative services reimbursement revenue	184,466	160,675	357,293	324,002
Total revenue from administrative services	$200,102	$175,151	$388,118	$352,791

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2023			2022
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$116,887	46,189,026	$2.53	$79,491	46,188,845	$1.72
Dilutive effect of stock-based awards	0	10,148	—	0	6,494	—
Assumed conversion of Class B shares	965	6,100,800	—	656	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$117,852	52,299,974	$2.25	$80,147	52,296,139	$1.53
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$965	2,542	$380	$656	2,542	$258

	Six months ended June 30,
	2023			2022
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$202,422	46,188,923	$4.38	$147,548	46,188,803	$3.19
Dilutive effect of stock-based awards	0	8,575	—	0	8,718	—
Assumed conversion of Class B shares	1,671	6,100,800	—	1,218	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$204,093	52,298,298	$3.90	$148,766	52,298,321	$2.84
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,671	2,542	$657	$1,218	2,542	$479

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2023, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$569,111	$0	$563,988	$5,123
Collateralized debt obligations	106,921	0	106,921	0
Commercial mortgage-backed securities	70,970	0	64,437	6,533
Residential mortgage-backed securities	158,375	0	158,363	12
Other debt securities	15,575	0	15,575	0
Total available-for-sale securities	920,952	0	909,284	11,668
Equity securities:
Financial services sector	62,475	826	57,419	4,230
Utilities sector	7,408	0	7,408	0
Energy sector	4,113	0	4,113	0
Consumer sector	2,561	0	2,561	0
Technology sector	500	0	0	500
Industrial sector	163	0	163	0
Total equity securities	77,220	826	71,664	4,730
Total	$998,172	$826	$980,948	$16,398

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,382	$0	$549,696	$3,686
Collateralized debt obligations	102,537	0	102,537	0
Commercial mortgage-backed securities	66,054	0	55,144	10,910
Residential mortgage-backed securities	150,415	0	146,231	4,184
Other debt securities	22,273	0	22,273	0
Total available-for-sale securities	894,661	0	875,881	18,780
Equity securities:
Financial services sector	61,084	0	57,305	3,779
Utilities sector	5,708	0	5,708	0
Energy sector	3,576	0	3,576	0
Consumer sector	1,854	0	1,854	0
Communications sector	338	0	338	0
Total equity securities	72,560	0	68,781	3,779
Total	$967,221	$0	$944,662	$22,559

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2023 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2023	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2023
Available-for-sale securities:
Corporate debt securities	$4,503	$14	$37	$779	$(100)	$1,655	$(1,765)	$5,123
Commercial mortgage-backed securities	6,415	(169)	(117)	866	(185)	329	(606)	6,533
Residential mortgage-backed securities	33	0	0	0	(21)	0	0	12
Total available-for-sale securities	10,951	(155)	(80)	1,645	(306)	1,984	(2,371)	11,668
Equity securities	4,699	31	0	0	0	0	0	4,730
Total Level 3 securities	$15,650	$(124)	$(80)	$1,645	$(306)	$1,984	$(2,371)	$16,398

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(14)	$122	$1,532	$(745)	$3,153	$(2,611)	$5,123
Commercial mortgage-backed securities	10,910	(360)	100	1,455	(185)	466	(5,853)	6,533
Residential mortgage-backed securities	4,184	(5)	96	0	(108)	33	(4,188)	12
Total available-for-sale securities	18,780	(379)	318	2,987	(1,038)	3,652	(12,652)	11,668
Equity securities	3,779	(7)	0	958	0	0	0	4,730
Total Level 3 securities	$22,559	$(386)	$318	$3,945	$(1,038)	$3,652	$(12,652)	$16,398

Level 3 Assets – 2022 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2022	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2022
Available-for-sale securities:
Corporate debt securities	$10,927	$(8)	$(334)	$950	$(2,611)	$2,225	$(5,040)	$6,109
Commercial mortgage-backed securities	10,597	(588)	181	0	(2,665)	2,875	(1,529)	8,871
Residential mortgage-backed securities	212	(1)	2	4,887	(91)	37,540	0	42,549
Total available-for-sale securities	21,736	(597)	(151)	5,837	(5,367)	42,640	(6,569)	57,529
Equity securities	2,017	(151)	0	0	0	0	0	1,866
Total Level 3 securities	$23,753	$(748)	$(151)	$5,837	$(5,367)	$42,640	$(6,569)	$59,395

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$5	$(389)	$4,934	$(3,119)	$5,774	$(6,352)	$6,109
Commercial mortgage-backed securities	15,728	(704)	(658)	0	(3,165)	4,335	(6,665)	8,871
Residential mortgage-backed securities	8,814	24	(334)	4,887	(2,846)	37,540	(5,536)	42,549
Total available-for-sale securities	29,798	(675)	(1,381)	9,821	(9,130)	47,649	(18,553)	57,529
Equity securities	2,083	(217)	0	0	0	0	0	1,866
Total Level 3 securities	$31,881	$(892)	$(1,381)	$9,821	$(9,130)	$47,649	$(18,553)	$59,395
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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans (1)	$68,903	$60,249	$69,476	$62,954
(1)The discount rate used to calculate fair value at June 30, 2023 is reflective of an increase in the BB+ financial yield curve from December 31, 2022.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$598,164	$1,089	$30,142	$569,111
Collateralized debt obligations	110,724	25	3,828	106,921
Commercial mortgage-backed securities	77,168	87	6,285	70,970
Residential mortgage-backed securities	173,842	39	15,506	158,375
Other debt securities	16,460	0	885	15,575
Total available-for-sale securities, net	$976,358	$1,240	$56,646	$920,952

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$588,536	$657	$35,811	$553,382
Collateralized debt obligations	107,730	11	5,204	102,537
Commercial mortgage-backed securities	73,855	157	7,958	66,054
Residential mortgage-backed securities	166,412	72	16,069	150,415
Other debt securities	24,602	0	2,329	22,273
Total available-for-sale securities, net	$961,135	$897	$67,371	$894,661

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2023 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$56,875	$55,714
Due after one year through five years	435,531	414,012
Due after five years through ten years	174,031	167,272
Due after ten years	309,921	283,954
Total available-for-sale securities, net (1)	$976,358	$920,952
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at June 30, 2023.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$183,248	$4,632	$328,904	$25,510	$512,152	$30,142	817
Collateralized debt obligations	9,239	102	92,447	3,726	101,686	3,828	157
Commercial mortgage-backed securities	26,338	352	32,703	5,933	59,041	6,285	153
Residential mortgage-backed securities	73,239	2,212	78,972	13,294	152,211	15,506	177
Other debt securities	9,785	262	5,790	623	15,575	885	36
Total available-for-sale securities	$301,849	$7,560	$538,816	$49,086	$840,665	$56,646	1,340
Quality breakdown of available-for-sale securities:
Investment grade	$275,990	$6,914	$482,717	$42,549	$758,707	$49,463	790
Non-investment grade	25,859	646	56,099	6,537	81,958	7,183	550
Total available-for-sale securities	$301,849	$7,560	$538,816	$49,086	$840,665	$56,646	1,340

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$397,511	$21,371	$121,094	$14,440	$518,605	$35,811	916
Collateralized debt obligations	44,823	2,529	55,335	2,675	100,158	5,204	159
Commercial mortgage-backed securities	41,139	5,124	15,864	2,834	57,003	7,958	131
Residential mortgage-backed securities	109,499	9,131	31,465	6,938	140,964	16,069	161
Other debt securities	15,682	1,323	6,591	1,006	22,273	2,329	46
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Quality breakdown of available-for-sale securities:
Investment grade	$525,805	$31,904	$215,742	$25,205	$741,547	$57,109	761
Non-investment grade	82,849	7,574	14,607	2,688	97,456	10,262	652
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both June 30, 2023 and December 31, 2022. The current expected credit loss allowance on available-for-sale securities was $0.4 million at June 30, 2023 and $0.2 million at December 31, 2022.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities	$10,534	$7,015	$20,367	$13,373
Equity securities	1,084	975	2,099	1,963
Limited partnerships (1)	40	(290)	(10,712)	2,485
Cash equivalents and other	1,922	865	4,027	1,650
Total investment income	13,580	8,565	15,781	19,471
Less: investment expenses	45	297	63	699
Net investment income	$13,535	$8,268	$15,718	$18,772
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

Net realized and unrealized investment losses
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities:
Gross realized gains	$100	$418	$306	$909
Gross realized losses	(2,196)	(2,840)	(4,021)	(5,411)
Net realized losses on available-for-sale securities	(2,096)	(2,422)	(3,715)	(4,502)
Equity securities	359	(7,902)	(3,304)	(13,103)
Miscellaneous	0	0	0	2
Net realized and unrealized investment losses	$(1,737)	$(10,324)	$(7,019)	$(17,603)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Equity securities:
Net gains (losses) recognized during the period	$359	$(7,902)	$(3,304)	$(13,103)
Less: net losses recognized on securities sold	(78)	(51)	(2,704)	(409)
Net unrealized gains (losses) recognized on securities held at reporting date	$437	$(7,851)	$(600)	$(12,694)

Net impairment losses recognized in earnings
Impairments on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities:
Intent to sell	$(149)	$(31)	$(1,581)	$(101)
Credit impaired	(22)	(7)	(223)	(153)
Net impairment losses recognized in earnings	$(171)	$(38)	$(1,804)	$(254)

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of June 30, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of June 30, 2023. Investments with a fair value of $114.9 million were pledged as collateral on the line of credit at June 30, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of June 30, 2023. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at June 30, 2023.

Note 8.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us, or are reimbursed for, their allocated share of pension cost or income, respectively. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. As of June 30, 2023, approximately 60% of the annual defined benefit pension income and 36% of the annual SERP cost was reimbursed to and from, respectively, the Exchange and its subsidiaries.

Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we expect to contribute an estimated $95 million during the third quarter of 2023. Actual contributions may vary from the current estimate depending on changes in assumptions, regulatory requirements and funding decisions, or due to future plan changes.

Pension plan (income) cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost for benefits earned	$7,191	$12,561	$14,382	$25,121
Interest cost on benefit obligation	12,548	9,941	25,096	19,882
Expected return on plan assets	(17,217)	(13,639)	(34,435)	(27,278)
Prior service cost amortization	361	360	723	721
Net actuarial (gain) loss amortization	(3,832)	1,830	(7,665)	3,660
Pension plan (income) cost (1)	$(949)	$11,053	$(1,899)	$22,106
(1)Pension plan (income) cost represents plan (income) cost before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan (income) cost other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. Our effective tax rate was 21.0% for the three and six months ended June 30, 2023 and 20.9% for the three and six months ended June 30, 2022.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2023 and the year ended December 31, 2022. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2023 and the year ended December 31, 2022. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2023.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2023			June 30, 2022
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(53,287)	$(11,190)	$(42,097)	$(26,353)	$(5,535)	$(20,818)
OCI (loss) before reclassifications	(4,477)	(940)	(3,537)	(34,087)	(7,158)	(26,929)
Realized investment losses	2,096	440	1,656	2,422	508	1,914
Impairment losses	171	36	135	38	8	30
OCI (loss)	(2,210)	(464)	(1,746)	(31,627)	(6,642)	(24,985)
AOCI (loss), end of period	$(55,497)	$(11,654)	$(43,843)	$(57,980)	$(12,177)	$(45,803)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$53,715	$11,280	$42,435	$(37,543)	$(7,884)	$(29,659)
Amortization of prior service costs	361	76	285	360	75	285
Amortization of net actuarial (gain) loss	(3,832)	(805)	(3,027)	1,837	385	1,452
OCI (loss)	(3,471)	(729)	(2,742)	2,197	460	1,737
AOCI (loss), end of period	$50,244	$10,551	$39,693	$(35,346)	$(7,424)	$(27,922)

Total
AOCI (loss), beginning of period	$428	$90	$338	$(63,896)	$(13,419)	$(50,477)
Investment securities	(2,210)	(464)	(1,746)	(31,627)	(6,642)	(24,985)
Pension and other postretirement plans	(3,471)	(729)	(2,742)	2,197	460	1,737
OCI (loss)	(5,681)	(1,193)	(4,488)	(29,430)	(6,182)	(23,248)
AOCI (loss), end of period	$(5,253)	$(1,103)	$(4,150)	$(93,326)	$(19,601)	$(73,725)

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101
OCI (loss) before reclassifications	5,555	1,167	4,388	(70,458)	(14,796)	(55,662)
Realized investment losses	3,715	780	2,935	4,502	945	3,557
Impairment losses	1,804	379	1,425	254	53	201
OCI (loss)	11,074	2,326	8,748	(65,702)	(13,798)	(51,904)
AOCI (loss), end of period	$(55,497)	$(11,654)	$(43,843)	$(57,980)	$(12,177)	$(45,803)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)
Amortization of prior service costs	723	152	571	721	151	570
Amortization of net actuarial (gain) loss	(7,665)	(1,610)	(6,055)	3,667	770	2,897
OCI (loss)	(6,942)	(1,458)	(5,484)	4,388	921	3,467
AOCI (loss), end of period	$50,244	$10,551	$39,693	$(35,346)	$(7,424)	$(27,922)

Total
AOCI (loss), beginning of period	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)
Investment securities	11,074	2,326	8,748	(65,702)	(13,798)	(51,904)
Pension and other postretirement plans	(6,942)	(1,458)	(5,484)	4,388	921	3,467
OCI (loss)	4,132	868	3,264	(61,314)	(12,877)	(48,437)
AOCI (loss), end of period	$(5,253)	$(1,103)	$(4,150)	$(93,326)	$(19,601)	$(73,725)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $591.0 million and $524.9 million at June 30, 2023 and December 31, 2022, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of June 30, 2023, loans executed under this agreement totaled $56.9 million, of which our portion of the loans is $19.9 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2023, our maximum potential amount of future payments on the guaranteed portion is $6.7 million. All loan payments under the participation program are current as of June 30, 2023.

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
◦dependence upon the independent agency system; and
◦ability to maintain our reputation;
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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Operating income	$134,158	$104,000	29.0%	$244,701	$188,312	29.9%
Total investment income (loss)	11,627	(2,094)	NM	6,895	915	NM
Interest expense	—	895	(100.0)	—	1,894	(100.0)
Other income	3,305	337	NM	6,642	810	NM
Income before income taxes	149,090	101,348	47.1	258,238	188,143	37.3
Income tax expense	31,238	21,201	47.3	54,145	39,377	37.5
Net income	$117,852	$80,147	47.0%	$204,093	$148,766	37.2%
Net income per share – diluted	$2.25	$1.53	47.0%	$3.90	$2.84	37.2%
NM = not meaningful

Operating income increased in both the second quarter and six months ended June 30, 2023, compared to the same periods in 2022, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 16.3% to $633.3 million in the second quarter of 2023 and 15.4% to $1.2 billion for the six months ended June 30, 2023. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2023 and 2022. The direct and affiliated assumed premiums written by the Exchange increased 16.3% to $2.6 billion in the second quarter of 2023 and increased 15.5% to $4.9 billion for the six months ended June 30, 2023, compared to the same periods in 2022.

Cost of operations for policy issuance and renewal services increased 13.0% to $521.2 million and 11.8% to $990.3 million in the second quarter and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased employee compensation and technology investments, partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange.

Management fee revenue for administrative services increased 8.0% to $15.6 million and 7.1% to $30.8 million in the second quarter and six months ended June 30, 2023, compared to the same periods in 2022. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $184.5 million in the second quarter of 2023 and $357.3 million for the six months ended June 30, 2023, but had no net impact on operating income.

Total investment income increased $13.7 million and $6.0 million in the second quarter and six months ended June 30, 2023, compared to the same periods in 2022. The results from both periods were primarily due to lower net realized and unrealized investment losses in 2023 compared to 2022.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Inflation remained elevated from historical levels during the second quarter of 2023. Continued elevated inflation could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impacts to economic conditions remain uncertain. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023 for a discussion of the potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Various ongoing geopolitical events, the high inflationary environment and recent developments in the banking sector have had a significant impact on the global financial markets. The value of our invested assets could be adversely impacted and there is potential for future losses and/or impairments on our investment portfolio resulting from instability and volatility within the banking sector, further inflationary pressures and rising interest rates.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,613,131	$2,247,766	16.3%	$4,916,999	$4,257,963	15.5%
Management fee rate	24.30%	24.30%		24.30%	24.30%
Management fee revenue	634,991	546,207	16.3	1,194,831	1,034,685	15.5
Change in estimate for management fee returned on cancelled policies (1)	(1,652)	(1,652)	0.0	(3,402)	(2,138)	(59.1)
Management fee revenue - policy issuance and renewal services	$633,339	$544,555	16.3%	$1,191,429	$1,032,547	15.4%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,613,131	$2,247,766	16.3%	$4,916,999	$4,257,963	15.5%
Management fee rate	0.70%	0.70%		0.70%	0.70%
Management fee revenue	18,292	15,735	16.3	34,419	29,806	15.5
Change in contract liability (2)	(2,646)	(1,266)	NM	(3,579)	(1,028)	NM
Change in estimate for management fee returned on cancelled policies (1)	(10)	7	NM	(15)	11	NM
Management fee revenue - administrative services	15,636	14,476	8.0	30,825	28,789	7.1
Administrative services reimbursement revenue	184,466	160,675	14.8	357,293	324,002	10.3
Total revenue from administrative services	$200,102	$175,151	14.2%	$388,118	$352,791	10.0%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 16.3% to $2.6 billion in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 5.2% in the second quarter of 2023 compared to 3.1% in the second quarter of 2022.  The year-over-year average premium per policy for all lines of business increased 7.6% at June 30, 2023 compared to 2.9% at June 30, 2022.

Premiums generated from new business increased 32.6% to $386 million in the second quarter of 2023 compared to the same period in 2022, primarily driven by increased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 19.0% increase in new business policies written and a 10.9% increase in year-over-year average premium per policy on new business at June 30, 2023. Premiums generated from new business increased 10.7% to $291 million in the second quarter of 2022 compared to the same period in 2021, primarily driven by increased premium written in the commercial multi-peril and personal auto lines. Contributing to this change was a 7.2% increase in year-over-year average premium per policy on new business and a 1.7% increase in new business policies written in the second quarter of 2022.

Premiums generated from renewal business increased 13.8% to $2.2 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased 8.3% to $2.0 billion in the second quarter of 2022 compared to the second quarter of 2021.  Underlying the trend in renewal business premiums in both periods was a 7.1% increase in year-over-year average premium per policy at June 30, 2023, and 2.3% at June 30, 2022, as well as an increase in year-over-year policies in force of 3.7% and 4.0% in the second quarters of 2023 and 2022, respectively, driven by a slight increase in the policy retention ratios.

Personal lines – Total personal lines premiums written increased 17.4% to $1.8 billion in the second quarter of 2023, compared to 7.8% in the second quarter of 2022, driven by a 7.4% increase in total personal lines year-over-year average premium per policy and a 5.6% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 13.6% to $775 million in the second quarter of 2023, compared to 10.3% in the second quarter of 2022, driven by a 10.1% increase in total commercial lines year-over-year average premium per policy and a 2.3% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential regulatory changes and continued inflationary trends, among others. Inflation-driven severity continued to impact underwriting results in the second quarter of 2023, and will continue to impact future rate decisions. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$633,339	$544,555	16.3%	$1,191,429	$1,032,547	15.4%
Service agreement revenue	6,429	6,437	(0.1)	12,788	12,915	(1.0)
	639,768	550,992	16.1	1,204,217	1,045,462	15.2
Cost of operations - policy issuance and renewal services	521,246	461,468	13.0	990,341	885,939	11.8
Operating income - policy issuance and renewal services	$118,522	$89,524	32.4%	$213,876	$159,523	34.1%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.30% of the direct and affiliated assumed premiums written by the Exchange for both three and six month periods ended June 30, 2023 and 2022.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. The decrease in service agreement revenue for the three and six month periods ended June 30, 2023 compared to the same periods in 2022 is primarily due to the continued shift to payment plans that do not incur service charges or offer a premium discount for certain payment methods.

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$351,144	$307,483	14.2%	$659,952	$588,618	12.1%
Non-commission expense:
Underwriting and policy processing	$46,514	$42,802	8.7%	$90,237	$83,856	7.6%
Information technology	54,414	51,106	6.5	111,609	96,772	15.3
Sales and advertising	16,041	14,271	12.4	28,928	26,996	7.2
Customer service	8,338	8,738	(4.6)	16,423	17,085	(3.9)
Administrative and other	44,795	37,068	20.8	83,192	72,612	14.6
Total non-commission expense	170,102	153,985	10.5	330,389	297,321	11.1
Total cost of operations - policy issuance and renewal services	$521,246	$461,468	13.0%	$990,341	$885,939	11.8%

Commissions – Commissions increased $43.7 million in the second quarter of 2023 and $71.3 million for the six months ended June 30, 2023 compared to the same periods in 2022, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The estimated agent incentive payouts at June 30, 2023 are based on actual underwriting results for the two prior years and current year-to-date and forecasted results for the remainder of 2023. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in the three-year period ending 2023 compared to the three-year period ended 2022.

Non-commission expense – Non-commission expense increased $16.1 million in the second quarter of 2023 compared to the second quarter of 2022. Underwriting and policy processing expense increased $3.7 million primarily due to increased personnel and postage costs. Information technology costs increased $3.3 million primarily due to increased personnel costs and professional fees. Sales and advertising expense increased $1.8 million primarily due to increased agent related costs. Administrative and other costs increased $7.7 million primarily due to an increase in personnel costs, partially offset by a decrease in professional fees.

Non-commission expense increased $33.1 million in the six months ended June 30, 2023 compared to the same period in 2022. Underwriting and policy processing expense increased $6.4 million primarily due to increased personnel and postage costs. Information technology costs increased $14.8 million primarily due to increased professional fees, personnel costs, and hardware and software costs. Sales and advertising expense increased $1.9 million primarily due to increased personnel and agent related costs. Administrative and other costs increased $10.6 million primarily due to an increase in personnel costs, partially offset by a decrease in professional fees. Personnel costs in both the second quarter and six months ended June 30, 2023 were impacted by increased compensation including higher estimated costs for incentive plan awards due to increased direct written premium and policies in force growth, partially offset by lower pension costs due to an increase in the discount rate compared to 2022.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$15,636	$14,476	8.0%	$30,825	$28,789	7.1%
Administrative services reimbursement revenue	184,466	160,675	14.8	357,293	324,002	10.3
Total revenue allocated to administrative services	200,102	175,151	14.2	388,118	352,791	10.0
Administrative services expenses
Claims handling services	159,595	138,890	14.9	307,795	281,386	9.4
Investment management services	8,473	9,100	(6.9)	17,218	18,991	(9.3)
Life management services	16,398	12,685	29.3	32,280	23,625	36.6
Operating income - administrative services	$15,636	$14,476	8.0%	$30,825	$28,789	7.1%

Administrative services
The management fee revenue allocated to administrative services was 0.70% of the direct and affiliated assumed premiums written by the Exchange for both the three and six month periods ended June 30, 2023 and 2022. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income (loss)
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Net investment income	$13,535	$8,268	63.7%	$15,718	$18,772	(16.3)%
Net realized and unrealized investment losses	(1,737)	(10,324)	83.2	(7,019)	(17,603)	60.1
Net impairment losses recognized in earnings	(171)	(38)	NM	(1,804)	(254)	NM
Total investment income (loss)	$11,627	$(2,094)	NM %	$6,895	$915	NM %
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $5.3 million in the second quarter of 2023 and decreased $3.1 million for the six months ended June 30, 2023, compared to the same periods in 2022. The increase in the second quarter of 2023 was primarily due to an increase in bond income due to higher yields and cash and cash equivalent income driven by an increase in rates. The decrease for the six months ended June 30, 2023 was primarily due to lower equity in earnings of limited partnerships, partially offset by an increase in bond and cash and cash equivalent income driven by higher yields and increased rates. Net investment income included less than $0.1 million of limited partnership earnings in the second quarter of 2023 compared to losses of $0.3 million for the same period in 2022 and $10.7 million of limited partnership losses for the six months ended June 30, 2023, compared to earnings of $2.5 million for the same period in 2022.

Net realized and unrealized investment losses
A breakdown of our net realized and unrealized investment (losses) gains is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(2,096)	$(2,422)	$(3,715)	$(4,502)
Equity securities	(78)	(51)	(2,704)	(409)
Equity securities change in fair value	437	(7,851)	(600)	(12,694)
Miscellaneous	0	0	0	2
Net realized and unrealized investment losses	$(1,737)	$(10,324)	$(7,019)	$(17,603)

Net realized and unrealized losses during the three and six months ended June 30, 2023 were primarily due to disposals of available-for-sale securities. The six months ended June 30, 2023 also included disposals of equity securities impacted by the recent banking industry events. Net realized and unrealized losses during the same periods in 2022 were primarily due to market value adjustments on equity securities and disposals of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses during the three and six months ended June 30, 2023 and 2022 were related to available-for-sale securities in an unrealized loss position where we had the intent to sell prior to recovery of our amortized cost basis as well as credit impairment losses.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 15.5% to $4.9 billion in the first six months of 2023 compared to the first six months of 2022. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.7 billion at June 30, 2023 and $10.1 billion at December 31, 2022. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.8% at June 30, 2023 and 90.5% at December 31, 2022.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2023	% to total	December 31, 2022	% to total
	(Unaudited)
Fixed maturities	$920,952	85%	$894,661	84%
Equity securities	77,220	7	72,560	7
Agent loans (1)	68,903	6	69,476	7
Other investments	18,528	2	30,511	2
Total investments	$1,085,603	100%	$1,067,208	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $43.8 million at June 30, 2023, compared to $52.5 million at December 31, 2022.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	June 30, 2023 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$0	$4,432	$6,019	$10,451
Communications	0	2,849	15,574	9,354	14,734	42,511
Consumer	0	4,881	17,598	72,044	36,450	130,973
Diversified	0	0	0	0	305	305
Energy	0	0	3,815	20,167	8,186	32,168
Financial	0	2,031	95,390	119,672	11,000	228,093
Industrial	0	0	10,124	16,364	22,720	49,208
Structured securities (2)	126,876	185,330	18,202	20,494	0	350,902
Technology	1,877	0	3,844	20,887	13,040	39,648
Utilities	0	0	2,374	30,781	3,538	36,693
Total	$128,753	$195,091	$166,921	$314,195	$115,992	$920,952
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	June 30, 2023	December 31, 2022
	(Unaudited)
Financial services	$62,475	$61,084
Utilities	7,408	5,708
Energy	4,113	3,576
Consumer	2,561	1,854
Technology	500	0
Industrial	163	0
Communications	0	338
Total	$77,220	$72,560

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including volatility within the banking sector, inflationary pressures, and rising interest rates. We maintain relationships and cash balances at diversified and well-capitalized financial institutions and have established processes to monitor them. While we did not see a significant impact on our sources or uses of cash in the first half of 2023, future market disruptions could occur, which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for our defined benefit pension plan funding policy and expected pension contribution during the third quarter of 2023. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the six months ended June 30:

(in thousands)	2023	2022
	(Unaudited)
Net cash provided by operating activities	$180,007	$106,274
Net cash used in investing activities	(68,264)	(42,196)
Net cash used in financing activities	(110,837)	(157,456)
Net increase (decrease) in cash and cash equivalents	$906	$(93,378)

Net cash provided by operating activities was $180.0 million in the first six months of 2023, compared to $106.3 million for the same period in 2022. Increased cash provided by operating activities was primarily due to an increase in management fees received of $143.6 million driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in agent bonuses paid of $20.9 million. Partially offsetting this increase in cash provided by operating activities was an increase in cash paid for agent commissions of $71.2 million due to higher scheduled commissions driven by premium growth, and an increase in general operating expenses paid of $19.7 million.

Net cash used in investing activities was $68.3 million in the first six months of 2023, compared to $42.2 million for the same period in 2022. Increased cash used in investing activities was primarily due to an increase in fixed asset purchases of $17.0 million and an increase in purchases of equity securities of $11.5 million. The decrease in proceeds from sales and maturities/calls of available-for-sale securities was mostly offset by a similar decrease in purchases of those securities.

Net cash used in financing activities was $110.8 million in the first six months of 2023, compared to $157.5 million for the same period in 2022. Decreased cash used in financing activities was primarily due to activity during the first six months of 2022, which included repayment of the remaining $93.2 million balance on the term loan credit facility in May 2022, partially offset by $40 million in net proceeds from our bank revolving line of credit.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unpledged cash and cash equivalents, which totaled approximately $128.6 million at June 30, 2023, 2) $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $766.1 million at June 30, 2023.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2023, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of June 30, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of June 30, 2023. Investments with a fair value of $114.9 million were pledged as collateral on the line of credit at June 30, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with all covenants at June 30, 2023.

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

The current inflationary environment, rising interest rates and recent banking industry events may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the six months ended June 30, 2023. We continue to closely monitor events in the banking industry and take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 21, 2022, Indemnity filed a Petition for Rehearing requesting that the Third Circuit permit the appeal. By Order dated January 9, 2023, the Court granted the petition for rehearing and vacated the prior Order of October 7, 2022, denying permission to appeal. On April 20, 2023, argument was held before a three-judge panel of the Third Circuit. By Opinion dated May 22, 2023, the Court affirmed the decision of the District Court finding that there was no basis for federal court jurisdiction and that the matter had been properly remanded to state court. On June 5, 2023, Indemnity filed a Petition for Panel Rehearing or Rehearing En Banc. By Order dated June 22, 2023, the Court denied the Petition.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending June 30, 2023:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

April 1-30, 2023	—	$—	—	$17,754
May 1-31, 2023 (1)	1,905	225.87	—	17,754
June 1-30, 2023	—	—	—	17,754
Total	1,905	225.87	—

(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,610 shares at an average price of $225.87 per share) and the incentive compensation deferral plan (295 shares at an average price of $225.87 per share).

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and Sean Dugan. Such exhibit is incorporated by reference to Exhibit 10.108 in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

10.2*
Erie Indemnity Company Deferred Stock Plan for Outside Directors (As Amended and Restated as of April 25, 2023), dated April 25, 2023. Such exhibit is incorporated by reference to the Appendix to the Registrant’s Information Statement for the 2023 Annual Meeting of Shareholders filed with the Commission on March 24, 2023.

10.3+*	Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2023), dated June 19, 2023.

10.4+*	Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2022), dated June 19, 2023.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates management compensatory plan, contract, or arrangement.
+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 27, 2023	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO