Form 10-Q
period 2023-09-30
ERIE INDEMNITY CO
filed 2023-10-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 20, 2023.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 20, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenue
Management fee revenue - policy issuance and renewal services	$649,049	$551,666	$1,840,478	$1,584,213
Management fee revenue - administrative services	16,151	14,657	46,976	43,446
Administrative services reimbursement revenue	187,118	168,653	544,411	492,655
Service agreement revenue	6,620	6,260	19,408	19,175
Total operating revenue	858,938	741,236	2,451,273	2,139,489

Operating expenses
Cost of operations - policy issuance and renewal services	523,349	466,111	1,513,690	1,352,050
Cost of operations - administrative services	187,118	168,653	544,411	492,655
Total operating expenses	710,467	634,764	2,058,101	1,844,705
Operating income	148,471	106,472	393,172	294,784

Investment income
Net investment income	14,642	5,834	30,360	24,606
Net realized and unrealized investment losses	(2,227)	(6,230)	(9,246)	(23,833)
Net impairment losses recognized in earnings	(113)	(175)	(1,917)	(429)
Total investment income (loss)	12,302	(571)	19,197	344

Interest expense	—	115	—	2,009
Other income	3,001	562	9,643	1,372
Income before income taxes	163,774	106,348	422,012	294,491
Income tax expense	32,734	22,035	86,879	61,412
Net income	$131,040	$84,313	$335,133	$233,079

Net income per share
Class A common stock – basic	$2.81	$1.81	$7.20	$5.00
Class A common stock – diluted	$2.51	$1.61	$6.41	$4.46
Class B common stock – basic and diluted	$422	$272	$1,079	$751

Weighted average shares outstanding – Basic
Class A common stock	46,189,037	46,189,025	46,188,962	46,188,878
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,299,369	52,296,411	52,298,655	52,297,685
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.19	$1.11	$3.57	$3.33
Class B common stock	$178.50	$166.50	$535.50	$499.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$131,040	$84,313	$335,133	$233,079

Other comprehensive loss, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(5,902)	(17,178)	2,846	(69,082)
Amortization of prior service costs and net actuarial (gain) loss on pension and other postretirement plans	(2,742)	1,731	(8,226)	5,198
Total other comprehensive loss, net of tax	(8,644)	(15,447)	(5,380)	(63,884)
Comprehensive income	$122,396	$68,866	$329,753	$169,195

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$102,873	$142,090
Available-for-sale securities	69,822	24,267
Receivables from Erie Insurance Exchange and affiliates, net	620,683	524,937
Prepaid expenses and other current assets	71,480	79,201
Accrued investment income	8,968	8,301
Total current assets	873,826	778,796

Available-for-sale securities, net	845,415	870,394
Equity securities	79,516	72,560
Fixed assets, net	434,975	413,874
Agent loans, net	59,544	60,537
Defined benefit pension plan	65,163	0
Other assets	36,110	43,295
Total assets	$2,394,549	$2,239,456

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$357,614	$300,028
Agent bonuses	50,252	95,166
Accounts payable and accrued liabilities	165,797	165,915
Dividends payable	55,419	55,419
Contract liability	40,831	36,547
Deferred executive compensation	11,000	12,036
Total current liabilities	680,913	665,111

Defined benefit pension plans	27,744	51,224
Contract liability	19,653	17,895
Deferred executive compensation	18,547	13,724
Deferred income taxes, net	11,045	14,075
Other long-term liabilities	24,758	29,019
Total liabilities	782,660	791,048

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,481
Accumulated other comprehensive loss	(12,794)	(7,414)
Retained earnings	2,752,137	2,583,261
Total contributed capital and retained earnings	2,757,979	2,594,498
Treasury stock, at cost; 22,110,132 shares held	(1,168,761)	(1,168,949)
Deferred compensation	22,671	22,859
Total shareholders’ equity	1,611,889	1,448,408
Total liabilities and shareholders’ equity	$2,394,549	$2,239,456

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2023
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					86,241			86,241
Other comprehensive income				7,752				7,752
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(822)	822	0
Rabbi trust distribution (2)						416	(416)	0
Balance, March 31, 2023	$1,992	$178	$16,466	$338	$2,614,083	$(1,169,355)	$23,265	$1,486,967
Net income					117,852			117,852
Other comprehensive loss				(4,488)				(4,488)
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(621)	621	0
Rabbi trust distribution (2)						1,596	(1,596)	0
Balance, June 30, 2023	$1,992	$178	$16,466	$(4,150)	$2,676,516	$(1,168,380)	$22,290	$1,544,912
Net income					131,040			131,040
Other comprehensive loss				(8,644)				(8,644)
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(381)	381	0
Balance, September 30, 2023	$1,992	$178	$16,466	$(12,794)	$2,752,137	$(1,168,761)	$22,671	$1,611,889

(1)     Net purchases of treasury stock in 2023 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)    Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2023.

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

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Management fee received	$1,799,681	$1,574,694
Administrative services reimbursements received	538,943	487,081
Service agreement revenue received	19,367	19,025
Net investment income received	42,579	28,901
Commissions paid to agents	(889,510)	(771,664)
Agents bonuses paid	(112,968)	(131,699)
Salaries and wages paid	(178,176)	(164,726)
Pension contribution and employee benefits paid	(150,992)	(57,222)
General operating expenses paid	(226,949)	(187,152)
Administrative services expenses paid	(540,834)	(497,007)
Income taxes paid	(68,372)	(59,989)
Interest paid	—	(2,134)
Net cash provided by operating activities	232,769	238,108

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(206,616)	(375,466)
Equity securities	(26,195)	(12,956)
Other investments	(7)	(157)
Proceeds from investments:
Available-for-sale securities sales	126,361	238,732
Available-for-sale securities maturities/calls	55,772	111,419
Equity securities	14,919	16,679
Other investments	853	429
Purchase of fixed assets	(72,101)	(50,885)
Proceeds from disposal of fixed assets	—	265
Loans to agents	(5,473)	(9,570)
Collections on agent loans	6,757	6,513
Net cash used in investing activities	(105,730)	(74,997)

Cash flows from financing activities
Dividends paid to shareholders	(166,256)	(155,079)
Proceeds from short-term borrowings	—	55,000
Payments on short-term borrowings	—	(55,000)
Payments on long-term borrowings	—	(94,070)
Net cash used in financing activities	(166,256)	(249,149)

Net decrease in cash and cash equivalents	(39,217)	(86,038)
Cash and cash equivalents, beginning of period	142,090	183,702
Cash and cash equivalents, end of period	$102,873	$97,664

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$—	$26,386
Operating lease assets obtained in exchange for lease liabilities	$7,674	$3,176

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

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

The Exchange, by virtue of its legal structure as a reciprocal insurer, does not have any employees or officers. Therefore, it enters into contractual relationships by and through an attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the Exchange with respect to its administrative services in accordance with the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and nine months ended September 30, 2023, we recognized revenue of $7.7 million and $31.5 million, respectively, that was included in the contract liability balance as of December 31, 2022. During the three and nine months ended September 30, 2022, we recognized revenue of $7.4 million and $30.1 million, respectively, that was included in the contract liability balance as of December 31, 2021. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Management fee revenue - policy issuance and renewal services	$649,049	$551,666	$1,840,478	$1,584,213

Management fee revenue - administrative services	16,151	14,657	46,976	43,446
Administrative services reimbursement revenue	187,118	168,653	544,411	492,655
Total revenue from administrative services	$203,269	$183,310	$591,387	$536,101

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2023			2022
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$129,967	46,189,037	$2.81	$83,623	46,189,025	$1.81
Dilutive effect of stock-based awards	0	9,532	—	0	6,586	—
Assumed conversion of Class B shares	1,073	6,100,800	—	690	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$131,040	52,299,369	$2.51	$84,313	52,296,411	$1.61
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,073	2,542	$422	$690	2,542	$272

	Nine months ended September 30,
	2023			2022
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$332,389	46,188,962	$7.20	$231,171	46,188,878	$5.00
Dilutive effect of stock-based awards	0	8,893	—	0	8,007	—
Assumed conversion of Class B shares	2,744	6,100,800	—	1,908	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$335,133	52,298,655	$6.41	$233,079	52,297,685	$4.46
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$2,744	2,542	$1,079	$1,908	2,542	$751

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2023, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$566,967	$0	$562,862	$4,105
Collateralized debt obligations	110,488	0	110,488	0
Commercial mortgage-backed securities	72,032	0	64,625	7,407
Residential mortgage-backed securities	150,394	0	150,389	5
Other debt securities	15,356	0	15,356	0
Total available-for-sale securities	915,237	0	903,720	11,517
Equity securities:
Financial services sector	65,071	796	60,819	3,456
Utilities sector	7,291	0	7,291	0
Energy sector	4,131	0	4,131	0
Consumer sector	2,288	0	2,288	0
Technology sector	500	0	0	500
Industrial sector	177	0	177	0
Communications sector	58	58	0	0
Total equity securities	79,516	854	74,706	3,956
Total	$994,753	$854	$978,426	$15,473

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,382	$0	$549,696	$3,686
Collateralized debt obligations	102,537	0	102,537	0
Commercial mortgage-backed securities	66,054	0	55,144	10,910
Residential mortgage-backed securities	150,415	0	146,231	4,184
Other debt securities	22,273	0	22,273	0
Total available-for-sale securities	894,661	0	875,881	18,780
Equity securities:
Financial services sector	61,084	0	57,305	3,779
Utilities sector	5,708	0	5,708	0
Energy sector	3,576	0	3,576	0
Consumer sector	1,854	0	1,854	0
Communications sector	338	0	338	0
Total equity securities	72,560	0	68,781	3,779
Total	$967,221	$0	$944,662	$22,559

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2023 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2023
Available-for-sale securities:
Corporate debt securities	$5,123	$10	$123	$1,661	$(511)	$730	$(3,031)	$4,105
Commercial mortgage-backed securities	6,533	(182)	(56)	0	(366)	1,478	0	7,407
Residential mortgage- backed securities	12	0	0	0	(7)	0	0	5
Total available-for-sale securities	11,668	(172)	67	1,661	(884)	2,208	(3,031)	11,517
Equity securities	4,730	33	—	1,000	0	0	(1,807)	3,956
Total Level 3 securities	$16,398	$(139)	$67	$2,661	$(884)	$2,208	$(4,838)	$15,473

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(4)	$245	$3,193	$(1,256)	$3,883	$(5,642)	$4,105
Commercial mortgage-backed securities	10,910	(542)	44	1,455	(551)	1,944	(5,853)	7,407
Residential mortgage- backed securities	4,184	(5)	96	0	(115)	33	(4,188)	5
Total available-for-sale securities	18,780	(551)	385	4,648	(1,922)	5,860	(15,683)	11,517
Equity securities	3,779	26	—	1,958	0	0	(1,807)	3,956
Total Level 3 securities	$22,559	$(525)	$385	$6,606	$(1,922)	$5,860	$(17,490)	$15,473

Level 3 Assets – 2022 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2022
Available-for-sale securities:
Corporate debt securities	$6,109	$(7)	$(28)	$753	$(495)	$2,899	$(1,956)	$7,275
Commercial mortgage-backed securities	8,871	(188)	(413)	0	(660)	1,174	(3,417)	5,367
Residential mortgage- backed securities	42,549	(667)	(1,708)	0	(6,626)	674	(30,560)	3,662
Total available-for-sale securities	57,529	(862)	(2,149)	753	(7,781)	4,747	(35,933)	16,304
Equity securities	1,866	(18)	—	0	0	0	0	1,848
Total Level 3 securities	$59,395	$(880)	$(2,149)	$753	$(7,781)	$4,747	$(35,933)	$18,152

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$(2)	$(417)	$5,687	$(3,614)	$8,673	$(8,308)	$7,275
Commercial mortgage-backed securities	15,728	(892)	(1,071)	0	(3,825)	5,509	(10,082)	5,367
Residential mortgage-backed securities	8,814	(643)	(2,042)	4,887	(9,472)	38,214	(36,096)	3,662
Total available-for-sale securities	29,798	(1,537)	(3,530)	10,574	(16,911)	52,396	(54,486)	16,304
Equity securities	2,083	(235)	—	0	0	0	0	1,848
Total Level 3 securities	$31,881	$(1,772)	$(3,530)	$10,574	$(16,911)	$52,396	$(54,486)	$18,152
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

	September 30, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans	$68,192	$58,955	$69,476	$62,954

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	September 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$596,538	$776	$30,347	$566,967
Collateralized debt obligations	113,252	64	2,828	110,488
Commercial mortgage-backed securities	78,491	90	6,549	72,032
Residential mortgage-backed securities	173,529	11	23,146	150,394
Other debt securities	16,298	0	942	15,356
Total available-for-sale securities, net	$978,108	$941	$63,812	$915,237

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$588,536	$657	$35,811	$553,382
Collateralized debt obligations	107,730	11	5,204	102,537
Commercial mortgage-backed securities	73,855	157	7,958	66,054
Residential mortgage-backed securities	166,412	72	16,069	150,415
Other debt securities	24,602	0	2,329	22,273
Total available-for-sale securities, net	$961,135	$897	$67,371	$894,661

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2023 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$63,056	$61,957
Due after one year through five years	431,382	409,557
Due after five years through ten years	171,654	164,848
Due after ten years	312,016	278,875
Total available-for-sale securities, net (1)	$978,108	$915,237
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at September 30, 2023.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest.  The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$173,565	$4,529	$345,584	$25,818	$519,149	$30,347	832
Collateralized debt obligations	7,010	39	93,940	2,789	100,950	2,828	154
Commercial mortgage-backed securities	33,208	1,064	30,692	5,485	63,900	6,549	156
Residential mortgage-backed securities	48,919	3,118	97,676	20,028	146,595	23,146	182
Other debt securities	7,605	121	7,752	821	15,357	942	39
Total available-for-sale securities	$270,307	$8,871	$575,644	$54,941	$845,951	$63,812	1,363
Quality breakdown of available-for-sale securities:
Investment grade	$241,402	$8,142	$523,719	$48,245	$765,121	$56,387	814
Non-investment grade	28,905	729	51,925	6,696	80,830	7,425	549
Total available-for-sale securities	$270,307	$8,871	$575,644	$54,941	$845,951	$63,812	1,363

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$397,511	$21,371	$121,094	$14,440	$518,605	$35,811	916
Collateralized debt obligations	44,823	2,529	55,335	2,675	100,158	5,204	159
Commercial mortgage-backed securities	41,139	5,124	15,864	2,834	57,003	7,958	131
Residential mortgage-backed securities	109,499	9,131	31,465	6,938	140,964	16,069	161
Other debt securities	15,682	1,323	6,591	1,006	22,273	2,329	46
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Quality breakdown of available-for-sale securities:
Investment grade	$525,805	$31,904	$215,742	$25,205	$741,547	$57,109	761
Non-investment grade	82,849	7,574	14,607	2,688	97,456	10,262	652
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Credit loss allowance on investments
The current expected credit loss allowance on agent loans was $1.0 million at both September 30, 2023 and December 31, 2022. The current expected credit loss allowance on available-for-sale securities was $0.4 million at September 30, 2023 and $0.2 million at December 31, 2022.

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities	$11,037	$8,546	$31,404	$21,919
Equity securities	1,161	979	3,260	2,942
Limited partnerships (1)	(13)	(4,643)	(10,725)	(2,158)
Cash equivalents and other	2,687	1,251	6,714	2,901
Total investment income	14,872	6,133	30,653	25,604
Less: investment expenses	230	299	293	998
Net investment income	$14,642	$5,834	$30,360	$24,606
(1)Limited partnership losses include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment losses
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities:
Gross realized gains	$213	$146	$519	$1,055
Gross realized losses	(2,693)	(4,752)	(6,714)	(10,163)
Net realized losses on available-for-sale securities	(2,480)	(4,606)	(6,195)	(9,108)
Equity securities	244	(1,624)	(3,060)	(14,727)
Miscellaneous	9	0	9	2
Net realized and unrealized investment losses	$(2,227)	$(6,230)	$(9,246)	$(23,833)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Equity securities:
Net gains (losses) recognized during the period	$244	$(1,624)	$(3,060)	$(14,727)
Less: net gains (losses) recognized on securities sold	91	243	(2,636)	(1,327)
Net unrealized gains (losses) recognized on securities held at reporting date	$153	$(1,867)	$(424)	$(13,400)

Net impairment losses recognized in earnings
Impairments on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Available-for-sale securities:
Intent to sell	$(58)	$(45)	$(1,639)	$(146)
Credit	(55)	(130)	(278)	(283)
Net impairment losses recognized in earnings	$(113)	$(175)	$(1,917)	$(429)

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of September 30, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of September 30, 2023. Investments with a fair value of $114.2 million were pledged as collateral on the line of credit at September 30, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of September 30, 2023. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at September 30, 2023.

Note 8.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange and its subsidiaries reimburse us, or are reimbursed for, their allocated share of pension cost or income, respectively. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. As of September 30, 2023, approximately 60% of the annual defined benefit pension income and 36% of the annual SERP cost was reimbursed to and from, respectively, the Exchange and its subsidiaries.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $95 million contribution during the third quarter of 2023. The contribution generated a net benefit asset of $65.2 million and is presented separately from our unfunded plan as a non-current asset on our Statement of Financial Position as of September 30, 2023.

Pension plan (income) cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost for benefits earned	$7,190	$12,560	$21,572	$37,681
Interest cost on benefit obligation	12,548	9,941	37,644	29,823
Expected return on plan assets	(17,217)	(13,639)	(51,652)	(40,917)
Prior service cost amortization	362	361	1,085	1,082
Net actuarial (gain) loss amortization	(3,833)	1,830	(11,498)	5,490
Pension plan (income) cost (1)	$(950)	$11,053	$(2,849)	$33,159
(1)Pension plan (income) cost represents plan (income) cost before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan (income) cost other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2023 and 2022, our effective tax rate was 20.0% and 20.7%, respectively. For the nine months ended September 30, 2023 and 2022, our effective tax rate was 20.6% and 20.9%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2023 and the year ended December 31, 2022. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2023 and the year ended December 31, 2022. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2023.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2023			September 30, 2022
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(55,497)	$(11,654)	$(43,843)	$(57,980)	$(12,177)	$(45,803)
OCI (loss) before reclassifications	(10,064)	(2,114)	(7,950)	(26,524)	(5,570)	(20,954)
Realized investment losses	2,480	521	1,959	4,606	968	3,638
Impairment losses	113	24	89	175	37	138
OCI (loss)	(7,471)	(1,569)	(5,902)	(21,743)	(4,565)	(17,178)
AOCI (loss), end of period	$(62,968)	$(13,223)	$(49,745)	$(79,723)	$(16,742)	$(62,981)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$50,244	$10,551	$39,693	$(35,346)	$(7,424)	$(27,922)
Amortization of prior service costs	362	76	286	361	76	285
Amortization of net actuarial (gain) loss	(3,833)	(805)	(3,028)	1,830	384	1,446
OCI (loss)	(3,471)	(729)	(2,742)	2,191	460	1,731
AOCI (loss), end of period	$46,773	$9,822	$36,951	$(33,155)	$(6,964)	$(26,191)

Total
AOCI (loss), beginning of period	$(5,253)	$(1,103)	$(4,150)	$(93,326)	$(19,601)	$(73,725)
Investment securities	(7,471)	(1,569)	(5,902)	(21,743)	(4,565)	(17,178)
Pension and other postretirement plans	(3,471)	(729)	(2,742)	2,191	460	1,731
OCI (loss)	(10,942)	(2,298)	(8,644)	(19,552)	(4,105)	(15,447)
AOCI (loss), end of period	$(16,195)	$(3,401)	$(12,794)	$(112,878)	$(23,706)	$(89,172)

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101
OCI (loss) before reclassifications	(4,509)	(947)	(3,562)	(96,982)	(20,366)	(76,616)
Realized investment losses	6,195	1,301	4,894	9,108	1,913	7,195
Impairment losses	1,917	403	1,514	429	90	339
OCI (loss)	3,603	757	2,846	(87,445)	(18,363)	(69,082)
AOCI (loss), end of period	$(62,968)	$(13,223)	$(49,745)	$(79,723)	$(16,742)	$(62,981)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)
Amortization of prior service costs	1,085	228	857	1,082	227	855
Amortization of net actuarial (gain) loss	(11,498)	(2,415)	(9,083)	5,497	1,154	4,343
OCI (loss)	(10,413)	(2,187)	(8,226)	6,579	1,381	5,198
AOCI (loss), end of period	$46,773	$9,822	$36,951	$(33,155)	$(6,964)	$(26,191)

Total
AOCI (loss), beginning of period	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)
Investment securities	3,603	757	2,846	(87,445)	(18,363)	(69,082)
Pension and other postretirement plans	(10,413)	(2,187)	(8,226)	6,579	1,381	5,198
OCI (loss)	(6,810)	(1,430)	(5,380)	(80,866)	(16,982)	(63,884)
AOCI (loss), end of period	$(16,195)	$(3,401)	$(12,794)	$(112,878)	$(23,706)	$(89,172)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $620.7 million and $524.9 million at September 30, 2023 and December 31, 2022, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of September 30, 2023, loans executed under this agreement totaled $59.1 million, of which our portion of the loans is $20.6 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2023, our maximum potential amount of future payments on the guaranteed portion is $6.9 million. All loan payments under the participation program are current as of September 30, 2023.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Operating income	$148,471	$106,472	39.4%	$393,172	$294,784	33.4%
Total investment income (loss)	12,302	(571)	NM	19,197	344	NM
Interest expense	—	115	NM	—	2,009	NM
Other income	3,001	562	NM	9,643	1,372	NM
Income before income taxes	163,774	106,348	54.0	422,012	294,491	43.3
Income tax expense	32,734	22,035	48.6	86,879	61,412	41.5
Net income	$131,040	$84,313	55.4%	$335,133	$233,079	43.8%
Net income per share – diluted	$2.51	$1.61	55.4%	$6.41	$4.46	43.8%
NM = not meaningful

Operating income increased in both the third quarter and nine months ended September 30, 2023, compared to the same periods in 2022, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 17.7% to $649.0 million in the third quarter of 2023 and 16.2% to $1.8 billion for the nine months ended September 30, 2023. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2023 and 2022. The direct and affiliated assumed premiums written by the Exchange increased 17.6% to $2.7 billion in the third quarter of 2023 and increased 16.2% to $7.6 billion for the nine months ended September 30, 2023, compared to the same periods in 2022.

Cost of operations for policy issuance and renewal services increased 12.3% to $523.3 million and 12.0% to $1.5 billion in the third quarter and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased employee compensation and technology investments, partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange.

Management fee revenue for administrative services increased 10.2% to $16.2 million and 8.1% to $47.0 million in the third quarter and nine months ended September 30, 2023, compared to the same periods in 2022. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $187.1 million in the third quarter of 2023 and $544.4 million for the nine months ended September 30, 2023, but had no net impact on operating income.

Total investment income increased $12.9 million and $18.9 million in the third quarter and nine months ended September 30, 2023, compared to the same periods in 2022. The results from both periods were primarily due to lower net realized and unrealized investment losses and an increase in net investment income in 2023 compared to 2022.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Inflation remained elevated from historical levels during the third quarter of 2023. Continued elevated inflation or supply chain disruptions could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and tort issues may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impacts to economic conditions remain uncertain. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023 for a discussion of the potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Various ongoing geopolitical events, the uncertain inflationary environment, and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,670,186	$2,271,033	17.6%	$7,587,185	$6,528,996	16.2%
Management fee rate	24.30%	24.30%		24.30%	24.30%
Management fee revenue	648,855	551,861	17.6	1,843,686	1,586,546	16.2
Change in estimate for management fee returned on cancelled policies (1)	194	(195)	NM	(3,208)	(2,333)	(37.5)
Management fee revenue - policy issuance and renewal services	$649,049	$551,666	17.7%	$1,840,478	$1,584,213	16.2%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,670,186	$2,271,033	17.6%	$7,587,185	$6,528,996	16.2%
Management fee rate	0.70%	0.70%		0.70%	0.70%
Management fee revenue	18,691	15,897	17.6	53,110	45,703	16.2
Change in contract liability (2)	(2,529)	(1,244)	NM	(6,108)	(2,272)	NM
Change in estimate for management fee returned on cancelled policies (1)	(11)	4	NM	(26)	15	NM
Management fee revenue - administrative services	16,151	14,657	10.2	46,976	43,446	8.1
Administrative services reimbursement revenue	187,118	168,653	10.9	544,411	492,655	10.5
Total revenue from administrative services	$203,269	$183,310	10.9%	$591,387	$536,101	10.3%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 17.6% to $2.7 billion in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 6.1% in the third quarter of 2023 compared to 3.3% in the third quarter of 2022.  The year-over-year average premium per policy for all lines of business increased 8.7% at September 30, 2023 compared to 4.1% at September 30, 2022.

Premiums generated from new business increased 39.7% to $403 million in the third quarter of 2023 compared to the same period in 2022, primarily driven by increased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 21.3% increase in new business policies written and a 12.1% increase in year-over-year average premium per policy on new business at September 30, 2023. Premiums generated from new business increased 20.9% to $288 million in the third quarter of 2022 compared to the same period in 2021, primarily driven by increased premium written in the personal auto and commercial multi-peril lines. Contributing to this change was a 10.0% increase in new business policies written and a 7.8% increase in year-over-year average premium per policy on new business at September 30, 2022.

Premiums generated from renewal business increased 14.4% to $2.3 billion in the third quarter of 2023 compared to the third quarter of 2022 and increased 7.9% to $2.0 billion in the third quarter of 2022 compared to the third quarter of 2021.  Underlying the trend in renewal business premiums in both periods was an 8.1% increase in year-over-year average premium per policy at September 30, 2023, and 3.5% at September 30, 2022, as well as an increase in year-over-year policies in force of 4.2% and 3.5% in the third quarters of 2023 and 2022, respectively, driven by a slight increase in the policy retention ratios.

Personal lines – Total personal lines premiums written increased 19.6% to $1.9 billion in the third quarter of 2023, compared to 8.7% in the third quarter of 2022, driven by a 9.2% increase in total personal lines year-over-year average premium per policy and a 6.6% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 12.4% to $727 million in the third quarter of 2023, compared to 11.2% in the third quarter of 2022, driven by a 10.0% increase in total commercial lines year-over-year average premium per policy and a 2.7% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue its effort to expand the size of its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential regulatory changes and continued inflationary trends, among others. Inflation-driven severity continued to impact underwriting results in the third quarter of 2023, and will continue to impact future rate decisions. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$649,049	$551,666	17.7%	$1,840,478	$1,584,213	16.2%
Service agreement revenue	6,620	6,260	5.7	19,408	19,175	1.2
	655,669	557,926	17.5	1,859,886	1,603,388	16.0
Cost of operations - policy issuance and renewal services	523,349	466,111	12.3	1,513,690	1,352,050	12.0
Operating income - policy issuance and renewal services	$132,320	$91,815	44.1%	$346,196	$251,338	37.7%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.30% of the direct and affiliated assumed premiums written by the Exchange for both three and nine month periods ended September 30, 2023 and 2022.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. Service agreement revenue also includes fees received from the Exchange for the use of shared office space. The increase in service agreement revenue for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022 is primarily due to an increase in shared office space revenue.

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$354,169	$309,597	14.4%	$1,014,121	$898,215	12.9%
Non-commission expense:
Underwriting and policy processing	$46,387	$43,627	6.3%	$136,624	$127,483	7.2%
Information technology	51,201	50,345	1.7	162,810	147,117	10.7
Sales and advertising	14,355	15,011	(4.4)	43,283	42,007	3.0
Customer service	8,643	8,675	(0.4)	25,066	25,760	(2.7)
Administrative and other	48,594	38,856	25.1	131,786	111,468	18.2
Total non-commission expense	169,180	156,514	8.1	499,569	453,835	10.1
Total cost of operations - policy issuance and renewal services	$523,349	$466,111	12.3%	$1,513,690	$1,352,050	12.0%

Commissions – Commissions increased $44.6 million in the third quarter of 2023 and $115.9 million for the nine months ended September 30, 2023 compared to the same periods in 2022, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The estimated agent incentive payouts at September 30, 2023 are based on actual underwriting results for the two prior years and current year-to-date and forecasted results for the remainder of 2023. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in the three-year period ending 2023 compared to the three-year period ended 2022.

Non-commission expense – Non-commission expense increased $12.7 million in the third quarter of 2023 compared to the third quarter of 2022. Underwriting and policy processing expense increased $2.8 million primarily due to increased underwriting report costs. Information technology costs increased $0.9 million primarily due to increased professional fees. Administrative and other costs increased $9.7 million primarily due to an increase in personnel costs and professional fees.

Non-commission expense increased $45.7 million in the nine months ended September 30, 2023 compared to the same period in 2022. Underwriting and policy processing expense increased $9.1 million primarily due to increased underwriting report, personnel, and postage costs. Information technology costs increased $15.7 million primarily due to increased professional fees, hardware and software costs, and personnel costs. Administrative and other costs increased $20.3 million primarily due to an increase in personnel costs. Personnel costs in both the third quarter and nine months ended September 30, 2023 were impacted by increased compensation including higher estimated costs for incentive plan awards, partially offset by lower pension costs due to an increase in the discount rate compared to 2022. Increases in incentive plan costs in both periods were driven by improved direct written premium and policies in force growth and a higher company stock price at September 30, 2023 compared to September 30, 2022.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$16,151	$14,657	10.2%	$46,976	$43,446	8.1%
Administrative services reimbursement revenue	187,118	168,653	10.9	544,411	492,655	10.5
Total revenue allocated to administrative services	203,269	183,310	10.9	591,387	536,101	10.3
Administrative services expenses
Claims handling services	163,164	146,097	11.7	470,959	427,483	10.2
Investment management services	9,148	9,273	(1.4)	26,366	28,264	(6.7)
Life management services	14,806	13,283	11.5	47,086	36,908	27.6
Operating income - administrative services	$16,151	$14,657	10.2%	$46,976	$43,446	8.1%

Administrative services
The management fee revenue allocated to administrative services was 0.70% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine month periods ended September 30, 2023 and 2022. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income (loss)
A summary of the results of our investment operations is as follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change		2023	2022	% Change
	(Unaudited)				(Unaudited)
Net investment income	$14,642	$5,834	NM	%	$30,360	$24,606	23.4%
Net realized and unrealized investment losses	(2,227)	(6,230)	64.3		(9,246)	(23,833)	61.2
Net impairment losses recognized in earnings	(113)	(175)	(35.2)		(1,917)	(429)	NM
Total investment income (loss)	$12,302	$(571)	NM	%	$19,197	$344	NM %
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $8.8 million and $5.8 million in the third quarter and nine months ended September 30, 2023, compared to the same periods in 2022. The increase in the third quarter of 2023 was primarily due to a decrease in limited partnership losses and an increase in bond income due to higher yields. The increase for the nine months ended September 30, 2023 was primarily due to an increase in bond and cash and cash equivalent income driven by higher yields and increased rates, partially offset by an increase in limited partnership losses. Net investment income included limited partnership losses of less than $0.1 million in the third quarter of 2023 compared to $4.6 million for the same period in 2022 and $10.7 million of limited partnership losses for the nine months ended September 30, 2023, compared to $2.2 million for the same period in 2022.

Net realized and unrealized investment losses
A breakdown of our net realized and unrealized investment (losses) gains is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(2,480)	$(4,606)	$(6,195)	$(9,108)
Equity securities	91	243	(2,636)	(1,327)
Equity securities change in fair value	153	(1,867)	(424)	(13,400)
Miscellaneous	9	0	9	2
Net realized and unrealized investment losses	$(2,227)	$(6,230)	$(9,246)	$(23,833)

Net realized and unrealized losses during the three and nine months ended September 30, 2023 were primarily due to disposals of available-for-sale securities. The nine months ended September 30, 2023 also included disposals of equity securities impacted by the banking industry events in the first quarter of 2023. Net realized and unrealized losses during the same periods in 2022 were primarily due to market value adjustments on equity securities and disposals of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses during the three and nine months ended September 30, 2023 and 2022 were related to available-for-sale securities in an unrealized loss position where we had the intent to sell prior to recover of our amortized cost basis, as well as credit impairment losses.

Financial condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On August 10, 2023, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2022, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 16.2% to $7.6 billion in the first nine months of 2023 compared to the first nine months of 2022. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.1 billion at September 30, 2023 and $10.1 billion at December 31, 2022. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 91.1% at September 30, 2023 and 90.5% at December 31, 2022.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2023	% to total	December 31, 2022	% to total
	(Unaudited)
Fixed maturities	$915,237	85%	$894,661	84%
Equity securities	79,516	7	72,560	7
Agent loans (1)	68,192	6	69,476	7
Other investments	17,196	2	30,511	2
Total investments	$1,080,141	100%	$1,067,208	100%
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

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $49.7 million at September 30, 2023, compared to $52.5 million at December 31, 2022.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	September 30, 2023 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$919	$4,277	$5,981	$11,177
Communications	0	2,845	13,502	11,360	14,293	42,000
Consumer	0	1,926	16,537	72,127	36,663	127,253
Diversified	0	0	0	0	186	186
Energy	0	0	3,771	19,370	9,340	32,481
Financial	0	1,998	94,085	117,595	12,586	226,264
Industrial	0	0	7,741	18,214	24,152	50,107
Structured securities (2)	124,505	182,051	24,139	16,529	162	347,386
Technology	1,858	0	2,946	20,765	12,780	38,349
Utilities	0	0	3,118	33,175	3,741	40,034
Total	$126,363	$188,820	$166,758	$313,412	$119,884	$915,237
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	September 30, 2023	December 31, 2022
	(Unaudited)
Financial services	$65,071	$61,084
Utilities	7,291	5,708
Energy	4,131	3,576
Consumer	2,288	1,854
Technology	500	0
Industrial	177	0
Communications	58	338
Total	$79,516	$72,560

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including inflationary pressures and rising interest rates. We maintain relationships and cash balances at diversified and well-capitalized financial institutions and have established processes to monitor them. While we did not see a significant impact on our sources or uses of cash in the first nine months of 2023, future market disruptions could occur, which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 1, 2023.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for our defined benefit pension plan funding policy. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the nine months ended September 30:

(in thousands)	2023	2022
	(Unaudited)
Net cash provided by operating activities	$232,769	$238,108
Net cash used in investing activities	(105,730)	(74,997)
Net cash used in financing activities	(166,256)	(249,149)
Net decrease in cash and cash equivalents	$(39,217)	$(86,038)

Net cash provided by operating activities was $232.8 million in the first nine months of 2023, compared to $238.1 million for the same period in 2022. Decreased cash provided by operating activities was primarily due to an increase in cash paid for agent commissions of $117.8 million due to higher scheduled commissions driven by premium growth, and increases in pension and employee benefits paid of $93.8 million and general operating expenses paid of $39.8 million driven by higher hardware and software costs and information technology-related professional fees. Pension contributions totaled $95.0 million in 2023 compared to $25.0 million in 2022. Partially offsetting this decrease in cash provided by operating activities was an increase in management fees received of $225.0 million driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in agent bonuses paid of $18.7 million.

Net cash used in investing activities was $105.7 million in the first nine months of 2023, compared to $75.0 million for the same period in 2022. Increased cash used in investing activities was primarily due to an increase in fixed asset purchases of $21.2 million and an increase in purchases of equity securities of $13.2 million. The decrease in proceeds from sales and maturities/calls of available-for-sale securities was mostly offset by a similar decrease in purchases of those securities.

Net cash used in financing activities was $166.3 million in the first nine months of 2023, compared to $249.1 million for the same period in 2022. Decreased cash used in financing activities was primarily due to activity during the first nine months of 2022, which included repayment of the remaining $93.2 million balance on the term loan credit facility in May 2022.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including under current inflationary conditions and rising interest rates. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unpledged cash and cash equivalents, which totaled approximately $87.5 million at September 30, 2023, 2) $100 million bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including preferred stock and investment grade bonds, which totaled approximately $759.4 million at September 30, 2023.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2023, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of September 30, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of September 30, 2023. Investments with a fair value of $114.2 million were pledged as collateral on the line of credit at September 30, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents in the Statement of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We were in compliance with all covenants at September 30, 2023.

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

The current inflationary environment, rising interest rates, and a potential economic slowdown may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the nine months ended September 30, 2023. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 21, 2022, Indemnity filed a Petition for Rehearing requesting that the Third Circuit permit the appeal. By Order dated January 9, 2023, the Court granted the petition for rehearing and vacated the prior Order of October 7, 2022, denying permission to appeal. On April 20, 2023, argument was held before a three-judge panel of the Third Circuit. By Opinion dated May 22, 2023, the Court affirmed the decision of the District Court finding that there was no basis for federal court jurisdiction and that the matter had been properly remanded to state court. On June 5, 2023, Indemnity filed a Petition for Panel Rehearing or Rehearing En Banc. By Order dated June 22, 2023, the Court denied the Petition. The United States District Court thereafter extended its stay of the issuance of the remand order through the conclusion of any proceedings in the United States Supreme Court challenging the decision of the United States Court of Appeals for the Third Circuit that no federal jurisdiction exists in this case.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending September 30, 2023:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

July 1-31, 2023	—	$—	—	$17,754
August 1-31, 2023 (1)	1,445	220.79	—	17,754
September 1-30, 2023	—	—	—	17,754
Total	1,445	220.79	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1+*	Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2023), dated August 15, 2023.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates management compensatory plan, contract, or arrangement.
+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 26, 2023	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO