Form 10-K
period 2023-12-31
ERIE INDEMNITY CO
filed 2024-02-26
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $5.3 billion of Class A non-voting common stock as of June 30, 2023. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the subscribers at the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance, and investment management services for the Exchange's insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints Indemnity as each subscriber's attorney-in-fact to transact certain business on their behalf.  In accordance with the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we retain a management fee calculated as a percentage, not to exceed 25%, of the direct and affiliated assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position.

Services
The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2023 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2023 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2023 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity.  Reimbursements are settled at cost. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2023 direct and affiliated assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and affiliated assumed written premiums tend to be greater in the second and third quarters than in the first and fourth quarters of the calendar year.

The Exchange is represented by independent agencies that serve as its sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are an integral part of the Exchange's success.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 15, Concentrations of Credit Risk, of Notes to Financial Statements" contained within this report. See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report.

Competition
Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services. There are a limited number of companies that provide services under a reciprocal insurance exchange structure. We do not directly compete against other such companies, given we are appointed by the subscribers at the Exchange to provide these services.

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

The Exchange's business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized support services. Indemnity, as part of its role managing and conducting the business and affairs of the Exchange, also carefully selects the independent agencies that represent the Exchange, which seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents.

The Exchange’s strategic focus as a reciprocal insurer is to employ a disciplined underwriting philosophy and to leverage its strong surplus position to generate higher risk adjusted investment returns. The goal is to produce acceptable returns, on a long-term basis, through careful risk selection, appropriate pricing and superior investment returns. This focus allows the Exchange to accomplish its mission of providing as near perfect protection, as near perfect service as is humanly possible at the lowest possible cost.

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

Our employee value proposition includes a culture that focuses on physical, financial, and emotional well-being. In 2023, we were Certified™ by Great Place To Work® for our positive employee experience. We offer competitive pay with a signature and affordable benefits package including options designed to meet the unique needs of our employees and their families. Employees have access to an employee assistance plan, emergency child and elder care providers, adoption assistance, and infertility assistance, among others. We hold a shared responsibility view of retirement planning whereby we provide tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) savings plan and a noncontributory defined benefit pension plan. We encourage a work/life balance for all employees and recognize the need for employee flexibility by offering an allowance of remote work days to use throughout the year.

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

Our employees also share in our values to give back and make a positive difference in their communities. We offer a volunteer program that provides employees with an allotment of paid hours annually to volunteer with eligible nonprofit organizations. We also offer a matching gifts program for donations to eligible nonprofit organizations.

Diversity, Equity & Inclusion
Diversity, equity, and inclusion ("DEI") is integral to our business success. Our DEI efforts are led by a Chief Diversity Officer who reports directly to the Chief Executive Officer, affirming our commitment to DEI from executive leadership. These efforts are further supported by a dedicated team of professionals including a Vice President of Diversity, Equity, and Inclusion.
We recognize the importance of diverse backgrounds and experiences. Our recruiting strategy includes access to multiple talent channels. We work to expand our pool of potential talent to include an array of skills, backgrounds, and experiences. We also offer a Future Focus internship program that provides opportunities for college students to gain relevant and real-world business experience in the insurance industry as well as an apprentice program to create a bridge for talent from high schools and community colleges into our workforce. We are also intentional about leveraging talent from the neuro diverse population, engaging individuals to support various enterprise initiatives.
We foster an inclusive workplace through the endorsement of nine affinity networks and five business resource groups. Affinity networks are employee-driven groups that focus on particular dimensions of diversity and are designed to foster greater awareness and a culture of inclusion. In support of our recruiting strategy, members of these networks engage with various colleges and universities throughout the country, including Historically Black Colleges and Universities. Business resource groups address business issues using a DEI lens. Through these groups, we are taking a broader approach to problem-solving and innovation by aligning cross-functional teams of employees to our business strategy.

Workforce Metrics
We used the following human capital metrics as part of managing our business for the years ended December 31:

	2023	2022	2021
Workforce size
Full-time (1)	6,481	5,970	5,805
Part-time	24	23	30
Temporary (2)	51	45	41
Turnover (3)	9.0%	11.2%	8.0%
Voluntary	4.8%	6.9%	4.8%
Retirements	2.8%	3.6%	2.2%
Average tenure (4)	10.4	11.7	12.6

(1) Includes 50% of employees who provide claims and life insurance management services exclusively for the Exchange and its subsidiaries for all periods presented. The Exchange and its subsidiaries reimburse us monthly for the cost of these services.
(2) Temporary employees are hired for short-term work and paid directly by us.
(3) Turnover is calculated using the number of employees who exited, divided by the average headcount of the period and represents the percentage of employees who left voluntarily or involuntarily, including retirements.
(4) Average tenure is calculated using the total number of years of employment, divided by average headcount of full-time and part-time employees for the period and represents the average number of years employees have been employed with the organization.

The largest portion of our turnover continues to be voluntary turnover, excluding retirements, and remains lower than industry benchmark data.  We continue to monitor turnover trends to determine the appropriate actions to ensure we are well positioned for the future.

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

Our risks have been divided into the following categories:

Risks related to Erie Insurance Exchange – risks related to our dependence on our relationship with the Exchange associated with management fees, premium growth, and financial condition, as the Exchange is our sole customer and principal source of revenue

Operating risks – risks stemming from events or circumstances that directly or indirectly affect our operations, including our operations as attorney-in-fact for the subscribers at the Exchange

Market, Capital, and Liquidity risks – risks that may impact the values or results of our investment portfolio, ability to meet financial obligations or covenants, or obtain capital as necessary

Although we have organized risks generally according to these categories in the discussion below, risks may have impacts in more than one category and are included where the impact is most significant.

Risks related to Erie Insurance Exchange

If the management fee rate retained by Indemnity is reduced or if there is a significant decrease in the amount of direct and affiliated assumed premiums written by the Exchange, revenues and profitability could be materially adversely affected.

We are dependent upon management fees we retain, which represent our principal source of revenue. In accordance with the subscriber's agreement with the subscribers at the Exchange, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange. Accordingly, any reduction in direct and affiliated assumed premiums written by the Exchange and/or the management fee rate could have a negative effect on our revenues and net income.

The management fee rate is determined by our Board of Directors and may not exceed 25% of the direct and affiliated assumed premiums written by the Exchange. The Board of Directors sets the management fee rate each December for the following year. At their discretion, the rate can be changed at any time. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected.

Serving as the attorney-in-fact for subscribers in the reciprocal insurance exchange structure with the Exchange being our sole customer, the growth of the Exchange could directly affect our operating revenue, which is largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. If the Exchange's ability to grow or renew policies were adversely impacted, the premium revenue of the Exchange could be adversely affected, which could reduce our management fee revenue. The circumstances or events that might impair the Exchange's ability to grow include, but are not limited to, the items discussed below.

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

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange's competitors offer property and casualty products with more coverage, offer lower rates, or introduce innovative services in response to evolving customer preferences, and the Exchange is unable to implement product or service improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. In addition, due to the Exchange's premium concentration in the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing vehicle types or usage, usage-based methods of determining premiums, ownership and driving patterns such as ride sharing or remote work, advancements in vehicle or home technology or safety features such as accident and loss prevention technologies, the development of autonomous vehicles, or residential occupancy patterns, among other factors. Innovations, including the use of artificial intelligence and machine learning to support underwriting or other decisions, by competitors or other market participants may increase the level of competition in the industry. If the Exchange fails to respond to those innovations on a timely basis, its competitive position and results may be materially adversely affected.

The Exchange markets and sells its insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell only the Exchange's insurance products, and generally also sell products of the Exchange's competitors. If agencies do not maintain their current levels of marketing efforts, bind the Exchange to unacceptable risks, place business with competing insurers, or if the Exchange is unsuccessful in attracting or retaining agencies in its distribution system or maintaining its relationships with those agencies, the Exchange's ability to grow and renew its business may be adversely impacted. More broadly, if independent agents face challenges sustaining their own business operations due to unfavorable economic conditions or staffing constraints, it could result in the sale or closure of their businesses, thereby reducing the agency force of the Exchange. Additionally, shifting consumer behaviors toward increased digital interactions may cause the insurance industry as a whole to migrate to a delivery system other than independent agencies.

The Exchange maintains a brand recognized for customer service, which is the result of Indemnity's management of the Exchange in accordance with the subscriber's agreement. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service providers may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, who are increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange’s ability to maintain and/or grow its customer base. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers/policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to service its customers. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs, and reputational damage. Similarly, the Exchange’s brand could be tarnished by reactions to business practices, adverse financial developments, perceptions of our corporate governance, how we address employee matters and concerns, environmental, social and governance (ESG) initiatives, or the conduct of our employees, officers and directors. Failure to satisfy expectations in these areas may result in negative publicity or other adverse outcomes, which could be aggravated as the expectations of consumers, regulators and other stakeholders evolve and as social media and other forms of modern communication rapidly magnify reactions. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

As the attorney-in-fact for subscribers in the reciprocal insurance exchange structure with the Exchange as our sole customer, we are dependent on the financial condition of the Exchange. If the Exchange were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry could be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted the Exchange's ability to attract new customers, the premium revenue of the Exchange could be adversely affected, which could reduce our management fee revenue. The circumstances or events that might impair the Exchange's financial condition include, but are not limited to, the items discussed below.

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

Property and casualty insurers are subject to extensive regulatory supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing, examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, accounting standards, transactions between affiliates, risk management, cybersecurity and data privacy, and ESG practices. Such regulation and supervision are primarily for the benefit and protection of policyholders. Changes in applicable insurance laws, tax statutes, cyber, privacy, and other laws and regulations, or changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact the Exchange's business, cash flows, results of operations, financial condition, or operating environment and increase its exposure to loss or put it at a competitive disadvantage, which could result in reduced sales of its products and lower premium revenue.

Property and casualty insurers face a significant risk of litigation and state and federal regulatory investigations, inquiries and actions in the ordinary course of operating their businesses, including the risk of class action lawsuits. The Exchange and its subsidiaries have also been named as defendants in a number of pandemic-related lawsuits and, therefore, are subject to the risks and uncertainties of such litigation. Plaintiffs in class action and other lawsuits against the Exchange may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time.

The uncertainty of risks that emerge upon the occurrence of significant unexpected events, such as pandemics, or unexpected economic or social inflation caused by supply chain issues, societal trends, or otherwise, may cause additional challenges in the process of estimating loss and loss adjustment expense reserves or premiums to accommodate future claims and expenses. For example, the behavior of claimants and policyholders and the timing and amounts of claims settlements may change in unexpected ways. Furthermore, actions taken by governmental bodies, both legislative and regulatory, in reaction to significant unexpected events, and their related impacts, are hard to predict. Technology advancements, such as electric and autonomous vehicles, could impact frequency or severity of losses. The models that are used to determine appropriate premium levels, forecast future losses and expenses, estimate loss and loss adjustment expense reserves, and assess financial strength may be created or deployed in a manner that results in inaccurate predictions. This may result in changes to the Exchange's estimated level of loss and loss adjustment expense reserves or impact the adequacy of premiums to accommodate future claims and expenses.

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

In accordance with the subscriber's agreement, we perform policy issuance and renewal services for the subscribers at the Exchange and we serve as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to administrative services. The most significant costs we incur in providing policy issuance and renewal services are commissions, employee costs, and technology costs.

Commissions to independent agents are our largest expense. Commissions include scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving certain targeted measures. Changes to commission rates or incentive programs may result in increased future costs and lower profitability. Our agent incentive compensation includes a profitability component. If claims frequency and loss expenses were to decrease significantly as a result of an unexpected event, such as a pandemic, the profitability component of our agent incentive compensation would improve, and our agent compensation costs would increase. Our second largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control, such as inflation, are indicators that employee costs could increase, which could reduce our profitability. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance, and changes in retirement patterns, which are beyond our control, and any related future cost increases could reduce our profitability.

Technological development is necessary to facilitate ease of doing business for employees, agents, and customers. Our technological developments are focused on simplifying and improving the employee, agent, and customer experiences, increasing efficiencies, redesigning products, and addressing other potentially disruptive changes in the insurance industry, including the use of artificial intelligence. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development.

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

Our business is highly dependent upon the effectiveness of our technology and information systems which support key functions of our core business operations, including processing applications and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data. Additionally, the Exchange relies heavily on technology systems for processing claims. In order to support our business processes and strategic initiatives in a cost and resource efficient manner, we must maintain the effectiveness of existing technology systems and continue to identify and develop new, and enhance existing, technology systems. As we invest in the development of our systems, costs and completion times could exceed original estimates, and/or the project may not deliver the anticipated benefit or perform as expected. If we do not effectively and efficiently manage and upgrade our technology systems, or attract and retain qualified information technology employees and contract personnel to support those systems, our ability to serve our customers and implement our strategic initiatives could be adversely impacted.

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

In the normal course of business, we collect, use, store and where appropriate, disclose data concerning individuals and businesses. We also conduct business using third parties who may provide software, data storage, cloud-based computing and other technology services. We have on occasion experienced, and will continue to experience, cyber threats to our data and systems. Cyber threats can create significant risks such as destruction of systems or data, denial or interruption of service, disruption of transaction execution, loss or exposure of customer data, theft or exposure of our intellectual property, theft of funds or disruption of other important business functions. Even with appropriate governance and controls, the use of artificial intelligence may increase our exposure to cyber threats. Our interactions with, and reliance upon, third parties may also expose us to increased risk related to data security, service disruptions or effectiveness of our control system, particularly as we increase our reliance on cloud-based computing and software-as-a-service from third parties to operate our business.

In addition, we are subject to numerous federal and state laws relating to the privacy and security of nonpublic personal information and other sensitive information of our customers, employees and others. The improper access, disclosure, misuse or mishandling of such information could result in legal liability, regulatory action and reputational damage. Third parties on whom we rely for certain business processing functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

The number, complexity, and sophistication of cyber threats continue to increase over time. While we maintain cyber liability insurance to mitigate the financial risk around cyber incidents, such insurance may not cover all costs associated with the consequences of information or systems being compromised, and such insurance may become prohibitively expensive to maintain. Additionally, while we have dedicated resources with security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough or may fail to sufficiently remediate an incident. Similarly, if our third-party service providers experience a cyber incident, they may fail to report, or timely report, the incident to us. As a result, we may suffer significant legal, reputational, or financial losses, which could adversely affect our business, cash flows, financial condition or results of operations.

If events occurred causing interruption of our operations, facilities, systems or business functions, it could have a material adverse effect on our operations and financial results.

We have established business continuity and disaster recovery plans to provide for the continuation of core business operations in the event that normal business operations could not be performed due to catastrophic or other events, including pandemics. While we continue to test and assess our business continuity and disaster recovery plans to validate they meet the needs of our core business operations and address multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. Employee absence, physical premises damage, systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our business and customer relationships. Our operational resiliency is also dependent on third-party personnel, infrastructure and systems on which we rely, including cloud-based technologies and software-as-a-service applications. Our operations and those of our third parties may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, pandemics, supply chain interruptions, network failures, and cyber attacks. Additionally, we are dependent on internet and telecommunications access and capabilities. Our workforce is largely concentrated in Erie, Pennsylvania. If a significant event affects the labor force in this area, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders and/or independent agents of the Exchange. Disruptions to our workforce or our operations for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

We are subject to applicable insurance laws, tax statutes, and numerous other federal and state laws and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

Our activities are subject to extensive regulation under federal and state laws on matters as diverse as internal control over financial reporting and disclosure controls, securities regulation, data privacy and protection, cybersecurity, taxation, immigration, wage-and-hour standards and employment and labor relations. These laws and regulations are complex and evolving, and compliance with these laws requires significant resources. In some cases, these laws and regulations may increase our costs, negatively impact revenues, or impose operational limitations on our business. Further, there can be no assurance that we, our third-party service providers and our independent agents are in full compliance with all applicable laws and regulations at all times. Efforts at compliance with all laws and regulations are further complicated by new and evolving regulations regarding cybersecurity, artificial intelligence and ESG matters.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. We are, have been, or may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. In addition, changes in the way regulators administer applicable laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to a pandemic or other significant events could cause an increase in taxes at the federal, state, and local levels, which could adversely impact our results of operations.

Market, Capital, and Liquidity risks

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

At December 31, 2023, our investment portfolio consisted of approximately 85% fixed maturity securities, with the remaining 15% invested in equity securities and other investments.

General economic conditions and other factors beyond our control can adversely affect the value of our investments and the realization of net investment income or result in realized investment losses. In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in our respective investment portfolios. This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

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

•Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when desired. Disruptions in the financial markets or a lack of buyers for the specific securities that we are trying to sell could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

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

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, satisfy certain financial covenants, pay dividends on common stock, and repurchase common stock. Management estimates the appropriate level of capital necessary based upon current and projected results, which includes evaluating potential risks. Failure to accurately estimate our capital needs may have a material adverse effect on our financial condition until additional sources of capital can be obtained. Further, a deteriorating financial condition may create a negative perception of us by third parties, including investors, and financial institutions, which could impact our ability to access capital in the debt or equity markets. Volatility in the financial markets could also limit our ability to sell certain fixed income securities or cause such investments to sell at deep discounts.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Cybersecurity Risk Management
Our Privacy and Information Security Committee, comprised of officers and senior leaders, is responsible for overseeing the development and maintenance of information privacy and security policies and effective operation of our corporate information security and cybersecurity program in compliance with applicable state insurance regulations and other legal and regulatory requirements. This committee is sponsored by and reports directly to our Executive Council, which includes our Chief Executive Officer and executive vice presidents.

As part of our overall Enterprise Risk Management ("ERM") program, we employ a cybersecurity program of technical, administrative, and physical controls intended to reduce the risk of cyber threats and protect our information, as well as documented processes to determine and make appropriate disclosures regarding potential material threats and incidents. Our cybersecurity philosophy and approach align to the National Institute of Standards and Technology Cybersecurity Framework and its core elements to identify, protect, detect, respond, and recover from the various forms of cyber threats. Our practices include, but are not limited to, cybersecurity protocols and controls, system monitoring and detection, communication of incidents to appropriate management, third-party risk management, including assessments of emerging threats and vulnerabilities, and ongoing privacy and cybersecurity training for employees and contractors concerning cyber risk. A foundational element of our cybersecurity risk management processes is the annual Cybersecurity and Information Security Risk Assessment (CSRA), which includes an analysis of cybersecurity risks facing us and associated recommendations and action items to mitigate identified risks. We periodically utilize third parties to assess the effectiveness of our cybersecurity efforts through independent validations, verifications, and security assessments.

Our Board of Directors has a process in place to monitor management’s oversight of cybersecurity. This is done primarily through regular reports to its Risk Committee as well as the full Board of Directors. Management provides reports on our cybersecurity risk management program, including our risk evaluation, the results of independent third-party security assessments, and our efforts to manage cyber related risks.

We have a core incident response team (Core Team) consisting of dedicated, skilled leadership representatives from our Information Security, Privacy and Law teams, responsible for analyzing and assessing cyber incidents and leading response efforts. Our Chief Information Security Officer (CISO), responsible for overseeing and managing information security incidents, has over 25 years of experience in information technology (IT), including over 20 years dedicated to practicing or leading cybersecurity functions. Our CISO is also a Certified Information Systems Security Professional (CISSP). Our Privacy leader, responsible for managing privacy incidents, has over 20 years of experience in IT risk management, including over 10 years in IT risk and control functions and the remaining time focused on privacy and cybersecurity related functions and holds several information privacy and risk certifications. Our Legal leader, responsible for providing guidance on legal and other regulatory obligations in the areas of privacy, cybersecurity, technology, data use and third-party risk management, holds a Juris Doctor degree, is licensed to practice law, and has over 20 years of legal experience, including 10 years focused on privacy and cybersecurity and holds several information security and privacy certifications, including the CISSP. The Core Team leaders are members of various organizations that support cybersecurity or privacy intelligence, education, information sharing and networking, including among others the Financial Services Information Sharing and Analysis Center (FS-ISAC), Domestic Security Alliance Council (DSAC), InfraGard, and International Association of Privacy Professionals (IAPP).

The Core Team members are augmented as needed by representatives from other internal groups, including subject matter experts from Information Security, Privacy, Finance and Law, as well as certain third parties that may need to participate in the incident response process. Depending on the severity and impact of the incident, third parties engaged may include outside counsel, forensics investigators, public relation firms, data breach resolution providers, and cyber insurance brokers and carriers. In conjunction with legal counsel, the Core Team evaluates notification requirements and as necessary will notify stakeholders depending on the nature and severity of the incident, including law enforcement, state attorneys general, regulators, external auditors, third party providers, and impacted individuals.

The Core Team is informed of cyber incidents from diverse sources, including for example, internal monitoring systems, information sharing organizations, employees, and other external information sources. Depending upon the levels of access to our information and/or information systems, third party service providers are contractually obligated to report cybersecurity incidents within their environments. The Core Team performs incident analysis and triage to determine scope, severity, prioritization and required response plans to address an incident in a manner that is intended to minimize the impact to us, our assets, and our operations. In accordance with applicable legal and regulatory requirements, this analysis and triage step includes an assessment of the potential for material impact to us from a cybersecurity incident or a series of individually immaterial related incidents that are material when aggregated.

To date, we are not aware of any cybersecurity breach or other incident with respect to our systems or data that would have a material impact to our business strategy, results of operations or financial condition. Additionally, we are not aware of any cybersecurity breach or other incident experienced by anyone with whom we have a third-party relationship that has had a material impact on our systems or data. However, there can be no guarantee that we will not experience any such incidents in the future. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office campus in Erie, Pennsylvania, which comprises approximately 996,000 square feet. Additionally, we lease two office buildings and one warehouse facility from third parties and are charged rent for the related square footage we occupy.

Indemnity and the Exchange also own or lease 25 field offices in 12 states used to primarily support claims-related activities. The Exchange owns seven field offices and leases another 16 from third parties. Indemnity owns one field office and leases another from a third party. Commitments for properties leased from third parties expire periodically through 2029. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon square footage occupied.

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

The complaint seeks relief for alleged breaches of fiduciary duty by Indemnity in connection with the setting of the management fee it receives, in accordance with the terms of the Subscribers Agreement executed between Indemnity and all policyholders of the Exchange, as compensation for acting as the attorney-in-fact in the management of the Exchange. The relief sought is for the period beginning two years prior to the date of the filing of the complaint and continuing through 2021.

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

This most recent complaint has the same allegation of breach of fiduciary duty by Indemnity in connection with the setting of the management fee it receives, in accordance with the terms of the Subscribers Agreement executed between Indemnity and all policyholders of the Exchange, as compensation for acting as the attorney-in-fact in the management of the Exchange.

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

On October 20, 2023, Indemnity filed a Petition for Writ of Certiorari with the Supreme Court of the United States. The Petition seeks a determination from the Court that the lower courts improperly denied federal jurisdiction. The Petition is currently pending before the Court.

Indemnity intends to vigorously defend against all of the allegations and requests for relief in the complaint.

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the "All Writs Act" and the "Anti-Injunction Act." By filing this complaint, Indemnity seeks to protect the federal court’s prior binding, final judgments in favor of Indemnity and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 20, 2024, there were approximately 504 shareholders of record for the Class A non-voting common stock and 8 shareholders of record for the Class B voting common stock.

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

	2018		2019	2020	2021	2022	2023
Erie Indemnity Company Class A common stock	$100	(1)	$127	$194	$155	$205	$281
Standard & Poor's 500 Stock Index	100	(1)	131	156	200	164	207
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	128	127	163	178	196
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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending December 31, 2023:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

October 1–31, 2023	—	$—	—	$17,754
November 1–30, 2023 (1)	1,258	277.03	—	17,754
December 1–31, 2023	—	—	—	17,754
Total	1,258	277.03	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

See Item 8. "Financial Statements and Supplementary Data - Note 10, Incentive and Deferred Compensation Plans, of Notes to Financial Statements" contained within this report for additional information on shares purchased outside of this program.

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
◦factors affecting insurance industry competition, including technological innovations;
◦dependence upon the independent agency system; and
◦ability to maintain our brand, including our reputation for customer service;
•dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:
◦the Exchange's ability to maintain acceptable financial strength ratings;
◦factors affecting the quality and liquidity of the Exchange's investment portfolio;
◦changes in government regulation of the insurance industry;
◦litigation and regulatory actions;
◦emergence of significant unexpected events, including pandemics and economic or social inflation;
◦emerging claims and coverage issues in the industry; and
◦severe weather conditions or other catastrophic losses, including terrorism;
•costs of providing policy issuance and renewal services to the subscribers at the Exchange under the subscriber's agreement;
•ability to attract and retain talented management and employees;
•ability to ensure system availability and effectively manage technology initiatives;
•difficulties with technology or data security breaches, including cyber attacks;

•ability to maintain uninterrupted business operations;
•compliance with complex and evolving laws and regulations and outcome of pending and potential litigation;
•factors affecting the quality and liquidity of our investment portfolio; and
•ability to meet liquidity needs and access capital.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING STANDARDS

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of recently issued accounting standards and the impact on our financial statements if known.

OPERATING OVERVIEW

Overview
We are a Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurer that writes property and casualty insurance. Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services.

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance (a subscriber) to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf.

In accordance with the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we retain a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2023, 2022 and 2021.  Based on analysis of the foregoing factors, our Board of Directors set the 2024 management fee rate again at 25%.

Our earnings are primarily driven by the management fee revenue generated for the services we provide on behalf of the subscribers at the Exchange.  The policy issuance and renewal services we provide are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2023 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2023 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2023 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. In 2023, approximately 71% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 29% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2023 direct and affiliated assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

We generate investment income from our fixed maturity and equity security portfolios. Our portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. We actively evaluate the fixed maturity portfolios for securities in an unrealized loss position and record impairment write-downs on investments in instances where we have the intent to sell or it's more likely than not that we would be required to sell the security. Impairments resulting from a credit loss are recognized in earnings with a corresponding allowance on the Statement of Financial Position.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2023	% Change	2022	% Change	2021

Operating income	$520,256	38.3%	$376,214	18.3%	$318,097
Total investment income	28,968	NM	632	(99.1)	67,332
Interest expense, net	—	NM	2,009	(51.4)	4,132
Other income (expense)	12,712	NM	1,615	NM	(4,893)
Income before income taxes	561,936	49.3	376,452	0.0	376,404
Income tax expense	115,875	48.8	77,883	(0.8)	78,544
Net income	$446,061	49.4%	$298,569	0.2%	$297,860
Net income per share - diluted	$8.53	49.4%	$5.71	0.3%	$5.69

NM = not meaningful

Operating income increased in 2023 compared to 2022 as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2023, 2022, and 2021.  The direct and affiliated assumed premiums written by the Exchange increased 17.0% to $10.1 billion in 2023 and 9.2% to $8.6 billion in 2022.

Cost of operations for policy issuance and renewal services increased 12.0% to $2.0 billion in 2023 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased employee compensation and technology costs. Cost of operations for policy issuance and renewal services increased 7.0% to $1.8 billion in 2022 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased professional fees and technology costs. Increases in the cost of operations for policy issuance and renewal services in both periods were partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange.

Management fee revenue for administrative services increased 9.2% to $63.7 million in 2023 compared to an increase of 0.1% in 2022. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $737.1 million in 2023 and $668.3 million in 2022, but had no net impact on operating income.

Total investment income increased $28.3 million in 2023 primarily due to lower net realized and unrealized investment losses and an increase in net investment income compared to 2022. Total investment income decreased $66.7 million in 2022 primarily due to a decrease in net investment income as well as net realized and unrealized investment losses in 2022 compared to net gains in 2021.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Inflation remained elevated from historical levels during 2023. Continued elevated inflation or supply chain disruptions could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. The extent and duration of the impacts to economic conditions remain uncertain. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" contained within this report for a discussion of potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility especially in periods of instability in the worldwide financial markets. Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows. Various ongoing geopolitical events, the uncertain inflationary and interest rate environments, and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

As of December 31, 2023, substantially all of the securities measured at fair value in our investment portfolio are classified as Level 2. Level 2 securities are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2023, our investments classified as Level 3 were not significant.

See Item 8. "Financial Statements and Supplementary Data - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional details on the fair value measurement of our investments.

Impairments
Our fixed maturity portfolio experienced unrealized losses in 2023 and 2022 as a result of the higher interest rate environment compared to prior years. We regularly monitor our fixed maturity and equity security portfolios for price changes and perform detailed reviews of securities in an unrealized loss position that may indicate that credit-related or other impairments exist. As of December 31, 2023, our intent to sell and credit-related impairments were not material to our financial condition or results of operations.

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for additional details on impairments.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. See Item 8. "Financial Statements and Supplementary Data - Note 9, Postretirement Benefits, of Notes to Financial Statements" contained within this report for additional details on these reimbursements.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 15 years.  This yield curve supported the selection of a 5.34% discount rate for the projected benefit obligation at December 31, 2023 and for the 2024 pension income.  The same methodology was used to develop the 5.67% and 3.16% discount rates used to determine the projected benefit obligation for 2022 and 2021, respectively, and the pension income for 2023 and expense for 2022, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $4.1 million, of which our share would be approximately $1.6 million, and would increase the pension benefit obligation by $37.2 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss). These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-

related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 14 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. While the expected long-term rate of return is generally less susceptible to annual revisions as there are typically no significant changes in the asset mix, we increased the expected return on asset assumption from 6.50% to 7.00% in 2024 based on the current asset allocation and considering a review of the key factors and expectations of future performance as well as the current market environment. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.9 million impact on net pension benefit cost in the following year, of which our share would be approximately $1.2 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2023 that related to the actual investment return being different from that assumed during the prior year was a gain of $36.8 million. Recognition of this gain will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

In 2023, we recognized net pension benefit income of $3.8 million primarily driven by higher discount rates and expected return on assets, partially offset by lower than expected returns during 2022. We continue to project net pension benefit income in 2024 as opposed to expense. While our discount rate assumptions decreased for 2024, the estimated increase in net pension benefit income to $4.3 million in 2024 is primarily due to an anticipated one-time SERP settlement credit of $1.0 million. Our share of the net pension benefit income after reimbursements was $0.9 million in 2023. We expect our share of the net pension benefit income to be approximately $1.4 million in 2024, of which expense of $13.0 million will be recorded in operating expense and income of $14.4 million will be recorded in other income.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services. We retain management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities and allocate our revenues between our performance obligations.

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25% for 2023, 2022 and 2021.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2023	% Change	2022	% Change	2021

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$10,056,484	17.0%	$8,595,960	9.2%	$7,868,311
Management fee rate	24.30%		24.30%		24.30%
Management fee revenue	2,443,726	17.0	2,088,818	9.2	1,912,000
Change in estimate for management fee returned on cancelled policies (1)	(1,653)	(70.0)	(972)	NM	1,166
Management fee revenue - policy issuance and renewal services	$2,442,073	17.0%	$2,087,846	9.1%	$1,913,166

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$10,056,484	17.0%	$8,595,960	9.2%	$7,868,311
Management fee rate	0.70%		0.70%		0.70%
Management fee revenue	70,395	17.0	60,172	9.2	55,078
Change in contract liability (2)	(6,690)	NM	(1,865)	NM	3,195
Change in estimate for management fee returned on cancelled policies (1)	(36)	NM	16	24.7	13
Management fee revenue - administrative services	63,669	9.2	58,323	0.1	58,286
Administrative services reimbursement revenue	737,139	10.3	668,268	4.7	638,483
Total revenue from administrative services	$800,808	10.2%	$726,591	4.3%	$696,769
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 17.0% to $10.1 billion in 2023, from $8.6 billion in 2022, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 6.9% in 2023 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.6% in 2022.  The year-over-year average premium per policy for all lines of business increased 9.4% at December 31, 2023, compared to 5.4% at December 31, 2022.

Premiums generated from new business increased 37.9% to $1.5 billion in 2023. Contributing to this change was a 23.7% increase in new business policies written and a 11.5% increase in year-over-year average premium per policy on new business at December 31, 2023. Premiums generated from new business increased 14.5% to $1.1 billion in 2022. Year-over-year average premium per policy on new business increased 10.4% at December 31, 2022 and new business policies written increased 3.7% in 2022.

Premiums generated from renewal business increased 13.9% to $8.5 billion in 2023, and increased 8.5% to $7.5 billion, in 2022.  Underlying the trend in renewal business premiums in both periods were increases in year-over-year average premium per policy of 9.0% at December 31, 2023 and 4.7% at December 31, 2022, as well as an increase in year-over-year policies in force of 4.5% and 3.6% in 2023 and 2022, respectively, driven by a slight increase in policy retention ratios.

The Exchange implements rate changes in order to meet loss cost expectations. In response to reduced driving conditions in 2020 resulting from the COVID-19 pandemic, the Exchange implemented $200 million in personal and commercial auto rate reductions on policies written between July 1, 2020 and June 30, 2021, which negatively impacted Exchange's written premium in 2021 by approximately $110 million. The Exchange began implementing rate increases in 2021 primarily due to increased claims frequency as driving activity returned to near pre-pandemic levels and continued to implement rate increases in 2022 and 2023 primarily as a result of inflation-driven severity increases.

As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2022 were reflected in 2023, and a portion of the rate actions approved in 2023 will be reflected in 2024. Furthermore, the Exchange writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for rate actions to be recognized. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 18.7% to $7.1 billion in 2023, from $6.0 billion in 2022, driven by a 10.5% increase in total personal lines year-over-year average premium per policy and a 7.4% increase in total personal lines policies in force. Total personal lines year-over-year average premium per policy increased 4.4% at December 31, 2022 and policies in force increased 3.9% in 2022.

Commercial lines – Total commercial lines premiums written increased 13.0% to $3.0 billion in 2023, compared to 2022, driven by a 9.5% increase in the total commercial lines year-over-year average premium per policy and a 3.2% increase in total commercial lines policies in force. Total commercial lines premiums written increased 11.2% in 2022, compared to 2021, driven by a 9.0% increase in the total commercial lines year-over-year average premium per policy and a 2.0% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business. We expect the Exchange's pricing actions in 2023 to result in an increase in direct written premiums in 2024; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average direct and affiliated assumed premium written by the Exchange, as customers may reduce coverages.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2023	% Change	2022	% Change	2021

Management fee revenue - policy issuance and renewal services	$2,442,073	17.0%	$2,087,846	9.1%	$1,913,166
Service agreement revenue	26,059	1.4	25,687	6.8	24,042
	2,468,132	16.8	2,113,533	9.1	1,937,208
Cost of operations - policy issuance and renewal services	2,011,545	12.0	1,795,642	7.0	1,677,397
Operating income - policy issuance and renewal services	$456,587	43.6%	$317,891	22.4%	$259,811

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.30% of the direct and affiliated assumed premiums written by the Exchange for 2023, 2022, and 2021. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. Service agreement revenue also includes fees received from the Exchange for the use of shared office space. The increase in service agreement revenue in 2023 and 2022 is primarily due to an increase in shared office space revenue.

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2023	% Change	2022	% Change	2021

Commissions:
Total commissions	$1,348,530	14.3%	$1,179,569	6.4%	$1,108,426
Non-commission expense:
Underwriting and policy processing	$181,003	5.5%	$171,625	3.9%	$165,183
Information technology	216,746	9.4	198,157	7.1	185,096
Sales and advertising	58,905	(1.8)	60,000	14.3	52,511
Customer service	34,391	0.2	34,333	(6.5)	36,720
Administrative and other	171,970	13.2	151,958	17.4	129,461
Total non-commission expense	663,015	7.6	616,073	8.3	568,971
Total cost of policy issuance and renewal services	$2,011,545	12.0%	$1,795,642	7.0%	$1,677,397

Commissions – Commissions increased $169.0 million in 2023 compared to 2022, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in the three-year period ended 2023 compared to the three-year period ended 2022. Commissions increased $71.1 million in 2022 compared to 2021, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs experienced primarily in 2022.

Non-commission expense – Non-commission expense increased $46.9 million in 2023 compared to 2022. Underwriting and policy processing costs increased $9.4 million primarily due to policies in force growth. Information technology costs increased $18.6 million primarily due to increased professional fees, personnel costs, and hardware and software costs. Administrative and other expenses increased $20.0 million primarily due to an increase in personnel costs. Personnel costs in 2023 were impacted by increased compensation including higher estimated costs for incentive plan awards, partially offset by lower pension costs due to an increase in the discount rate compared to 2022. Increases in incentive plan costs were driven by improved direct written premium and policies in force growth and Indemnity's higher stock price at year-end 2023 compared to 2022.

In 2022, non-commission expense increased $47.1 million compared to 2021. Underwriting and policy processing costs increased $6.4 million primarily due to increased underwriting report, printing, and personnel costs. Information technology costs increased $13.1 million primarily due to increased hardware and software costs and professional fees, partially offset by decreased personnel costs. Sales and advertising costs increased $7.5 million primarily due to increased advertising and agent-related expenses. Administrative and other expenses increased $22.5 million primarily due to an increase in personnel costs related to compensation and increased professional fees.

Administrative services

	Years ended December 31,
(dollars in thousands)	2023	% Change	2022	% Change	2021

Management fee revenue - administrative services	$63,669	9.2%	$58,323	0.1%	$58,286
Administrative services reimbursement revenue	737,139	10.3	668,268	4.7	638,483
Total revenue allocated to administrative services	800,808	10.2	726,591	4.3	696,769
Administrative services expenses
Claims handling services	635,043	10.1	576,799	5.5	546,962
Investment management services	34,958	(5.0)	36,795	(5.3)	38,862
Life management services	67,138	22.8	54,674	3.8	52,659
Operating income - administrative services	$63,669	9.2%	$58,323	0.1%	$58,286

Administrative services
The management fee revenue allocated to administrative services was 0.70% of the direct and affiliated assumed premiums written by the Exchange for 2023, 2022, and 2021. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Cost of administrative services
Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements due from the Exchange and its insurance subsidiaries are recorded as a receivable and settled at cost.

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2023	% Change	2022	% Change	2021
Net investment income	$44,572	55.9%	$28,585	(54.0)%	$62,177
Net realized and unrealized investment (losses) gains	(5,838)	78.6	(27,286)	NM	4,946
Net impairment (losses) recoveries recognized in earnings	(9,766)	NM	(667)	NM	209
Total investment income	$28,968	NM %	$632	(99.1)%	$67,332

NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $16.0 million in 2023, compared to 2022, primarily due to an increase in bond and cash and cash equivalent income as a result of higher yields and increased rates. Net investment income decreased $33.6 million in 2022, compared to 2021, primarily due to equity in (losses) earnings of limited partnerships. Net investment income includes equity in losses of limited partnerships of $11.3 million and $10.4 million in 2023 and 2022, respectively, and equity in earnings of limited partnerships of $31.7 million in 2021.
Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows for the years ended December 31:

(in thousands)	2023	2022	2021
Securities sold:
Available-for-sale securities	$(6,719)	$(14,050)	$5,131
Equity securities	(2,328)	(1,866)	(76)
Change in fair value on remaining equity securities	3,199	(11,372)	(110)
Miscellaneous	10	2	1
Net realized and unrealized investment (losses) gains	$(5,838)	$(27,286)	$4,946

Net realized and unrealized losses of $5.8 million in 2023 were primarily due to disposals of available-for-sale and equity securities, partially offset by market value adjustment gains on equity securities. Net realized and unrealized losses of $27.3 million in 2022 were primarily due to disposals of available-for-sale securities and market value adjustments on equity securities, while gains of $4.9 million in 2021 were primarily due to disposals of available-for-sale securities.

Net impairment (losses) recoveries recognized in earnings
Net impairment losses of $9.8 million in 2023 include $7.3 million of current expected credit losses recognized on loans receivable related to real estate development projects supporting the revitalization efforts in our community. See "Other assets" in Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" for additional information. Impairment losses in 2023 also include $2.4 million related to available-for-sale securities, including $1.8 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis and $0.7 million of credit impairment losses. Net impairment losses of $0.7 million in 2022 were related to available-for-sale securities and include $0.5 million of credit impairment losses and $0.2 million of securities in an unrealized loss position where we had intent to sell prior to recovery of our amortized cost basis. Net impairment recoveries of $0.2 million in 2021 were primarily the result of a change in the current expected credit loss allowance related to our agent loans.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. On August 10, 2023, the outlook for the financial strength rating was affirmed as stable. As of December 31, 2023, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 17.0% to $10.1 billion in 2023 from $8.6 billion in 2022. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $9.3 billion and $10.1 billion at December 31, 2023 and 2022, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 91.2% at December 31, 2023 and 90.5% at December 31, 2022.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2023	% to total	2022	% to total
Fixed maturities	$961,241	85%	$894,661	84%
Equity securities	84,253	7	72,560	7
Agent loans (1)	67,787	6	69,476	7
Other investments (2)	23,026	2	30,511	2
Total investments	$1,136,307	100%	$1,067,208	100%
(1)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets" in the Statements of Financial Position.
(2)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets" and "Other assets, net", respectively, in the Statements of Financial Position.

We continually review our investment portfolio for impairment and determine whether the impairment is a result of credit loss or other factors. We analyze all positions with an emphasis on those in a significant unrealized loss position. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. Impairment resulting from credit loss is recognized in earnings with a corresponding allowance on the Statement of Financial Position. We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Fixed maturities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized losses on fixed maturities, net of deferred taxes, totaled $24.7 million at December 31, 2023, compared to $52.5 million at December 31, 2022. Our evaluation of deferred tax assets and the need for a valuation allowance included available tax planning strategies that could be implemented, if necessary, to support the realizability of deferred tax assets. We believe those tax strategies are feasible and prudent.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of December 31, 2023: (1)

(in thousands)	AAA	AA	A	BBB	Non-investment grade	Fair value
Basic materials	$0	$0	$954	$4,345	$5,814	$11,113
Communications	0	2,905	13,845	11,474	15,466	43,690
Consumer	0	1,989	21,874	66,538	37,449	127,850
Diversified	0	0	0	0	204	204
Energy	0	0	3,860	21,854	9,239	34,953
Financial	0	2,066	98,091	123,301	13,799	237,257
Industrial	0	0	7,856	19,281	26,907	54,044
Structured securities (2)	137,058	190,550	27,517	16,464	117	371,706
Technology	1,909	0	2,971	21,464	13,686	40,030
Utilities	0	0	1,730	33,641	5,023	40,394
Total	$138,967	$197,510	$178,698	$318,362	$127,704	$961,241

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

The following table presents an analysis of the fair value of our equity securities by sector as of December 31:

(in thousands)	2023	2022
Financial services	$69,900	$61,084
Utilities	5,810	5,708
Energy	3,901	3,576
Consumer	3,915	1,854
Technology	500	0
Industrial	180	0
Communications	47	338
Total	$84,253	$72,560

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2023, shareholders' equity amounts related to these postretirement plans decreased by $33.8 million, net of tax, of which $11.0 million represents amortization of the prior service cost and net actuarial gain and $22.8 million represents the current period actuarial loss.  The 2023 actuarial loss was driven primarily by the lower discount rate used to measure the future benefit obligations, partially offset by higher than expected return on plan assets. At December 31, 2022, shareholders' equity amounts related to these postretirement plans increased by $76.5 million, net of tax, of which $6.9 million represents amortization of the prior service cost and net actuarial loss and $69.6 million represents the current period actuarial gain.  The 2022 actuarial gain was driven by the higher discount rate, offset by lower than expected return on plan assets. Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. See Item 8. "Financial Statements and Supplementary Data - Note 9, Postretirement Benefits, of Notes to Financial Statements" contained within this report for additional details on these reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in 2023, future disruptions in the markets could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in Part I, Item 1A. "Risk Factors" contained within this report.

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

Our long-term cash requirements under various contractual obligations and commitments include:

•Pension – We have a funded noncontributory defined benefit pension plan covering substantially all employees and an unfunded SERP for certain members of executive and senior management. See Item 8. "Financial Statements and Supplementary Data - Note 9, Postretirement Benefits, of Notes to Financial Statements" for the funding policy and related contributions for our defined benefit pension plan, and accumulated benefit obligation for our unfunded SERP.

•Deferred compensation – We have two deferred compensation plans for our executives, senior vice presidents, and other selected officers and two deferred compensation plans for our outside directors. See Item 8. "Financial Statements and Supplementary Data - Note 10, Incentive and Deferred Compensation Plans, of Notes to Financial Statements" for additional details of these obligations and estimated future payments.

•Home office renovations – We have an agreement with an external contracting firm for renovations to an office building that is part of our principal headquarters. Remaining commitments related to the underlying contracts due in the next 12 months totaled $30.8 million at December 31, 2023. Additional contracts will be executed as we begin each new phase of the overall renovation project and will be funded using our working capital. See Item 8. "Financial Statements and Supplementary Data - Note 7, Fixed Assets, of Notes to Financial Statements" for additional details on construction in progress costs and expected completion date.

•Other commitments – We have commitments for approximately $531 million which include agreements for various services, including information technology, support and maintenance obligations, operating leases for equipment, vehicles and real estate, and other obligations in the ordinary course of business. We expect to make future cash payments according to the contract terms. These agreements are enforceable and legally binding and specify fixed amounts or minimum quantities to be purchased. Some agreements may contain cancellation provisions, some of which may require us to pay a termination fee. Over half of these commitments are due in the next 12 months. We are reimbursed from the Exchange and its subsidiaries for the portion of these costs related to administrative services.

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

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2023	2022	2021
Net cash provided by operating activities	$381,205	$366,152	$402,794
Net cash used in investing activities	(157,565)	(106,922)	(185,490)
Net cash used in financing activities	(221,675)	(300,842)	(194,842)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,965	$(41,612)	$22,462

Net cash provided by operating activities was $381.2 million in 2023, compared to $366.2 million in 2022 and $402.8 million in 2021.  Increased cash provided by operating activities in 2023, compared to 2022, was primarily due to an increase in management fees received of $319.2 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by increases in cash paid for agent commissions of $157.9 million driven by premium growth, pension and employee benefits paid of $101.3 million primarily due to a $95.0 million pension contribution in 2023, and general operating expenses paid of $30.3 million primarily driven by higher information technology-related professional fees and hardware and software costs. Decreased cash provided by operating activities in 2022, compared to 2021, was primarily due to increases in cash paid for agent commissions of $75.9 million driven by premium growth, administrative services expenses paid of $35.0 million and a pension contribution of $25.0 million. Partially offsetting this decrease in cash provided by operating activities was an increase in management fees received of $118.9 million driven by growth in direct and affiliated assumed premiums written by the Exchange.

Net cash used in investing activities totaled $157.6 million in 2023, compared to $106.9 million in 2022 and $185.5 million in 2021. In 2023 and 2022, net cash used in investing activities was primarily driven by fixed asset purchases of $92.6 million and $67.2 million, respectively, mostly related to software and home office renovations. Additionally, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments in both periods, while 2023 also included $13.6 million in loans issued to fund real estate development projects supporting revitalization efforts in our community. In 2021, net cash used in investing activities was mainly driven by fixed asset purchases of $148.8 million, which included the purchase of the home office from the Exchange. To a lesser extent, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments.

Net cash used in financing activities totaled $221.7 million in 2023, compared to $300.8 million in 2022 and $194.8 million in 2021. Changes in cash related to financing activities were primarily due to the repayment of the remaining $93.2 million balance on the term loan in 2022.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events, including under current inflationary conditions and a higher interest rate environment.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which total approximately $128.7 million at December 31, 2023, 2) $100 million available bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $799.0 million at December 31, 2023.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2023, we have access to a $100 million bank revolving line of credit. See Item 8. "Financial Statements and Supplementary Data - Note 8, Bank Line of Credit, of Notes to Financial Statements" for additional information.

Off-Balance Sheet Arrangements
We have entered into certain contingent obligations for guarantees. See Item 8. "Financial Statements and Supplementary Data - Note 16, Commitments and Contingencies, of Notes to Financial Statements" for additional information. We do not believe that these obligations will have a material current or future effect on our financial condition, results of operations, or cash flows.

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

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Board Oversight
Our Board of Directors has a broad oversight responsibility over our intercompany relationships with the Exchange.  Thus, our Board of Directors may be required to make decisions or take actions that may benefit subscribers at the Exchange and the overall health of the Exchange. These actions may ultimately benefit our shareholders.

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

Transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of certain transactions affecting the members within a holding company system.

Intercompany Agreements
Subscriber's and services agreements
We serve as attorney-in-fact for the subscribers at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange (a subscriber) signs a subscriber's agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, we are required to provide policy issuance and renewal services and act as the attorney-in-fact for the subscribers at the Exchange with respect to all administrative services, as discussed previously.  In accordance with the subscriber's agreement, we retain a management fee for these services calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange. Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. The Exchange's insurance subsidiaries also utilize Indemnity for all administrative services in accordance with the service agreements between each of the subsidiaries and Indemnity. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity.  Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Shared facilities
The Exchange and its subsidiaries have a service agreement with Indemnity to use space in Indemnity-owned properties. See Item 8. "Financial Statements and Supplementary Data - Note 14, Related Party, of Notes to Financial Statements" for additional details.

Cost Allocation
The allocation of costs affects our financial condition and that of the Exchange and its wholly owned subsidiaries. Management's role is to determine that allocations are consistently made in accordance with the subscriber's agreement with the subscribers at the Exchange, intercompany service agreements, and applicable insurance laws and regulations. Allocation of costs under these various agreements requires judgment and interpretation by Indemnity, and such allocations are performed using a consistent methodology, which is intended to adhere to the terms and intentions of the underlying agreements.

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk. Net receivables from the Exchange and other affiliates were $625.3 million, or 25.3% of total assets, at December 31, 2023 and $524.9 million, or 23.4% of total assets, at December 31, 2022. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the subscribers at the Exchange as well as the service provider for the Exchange's insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and other affiliates are settled monthly. We continually monitor the financial strength of the Exchange.

Other Loans Receivable
In December 2023, we issued two senior secured loans totaling $13.6 million to fund a real estate development project supporting revitalization efforts in our community. Ownership in the project includes related party and unrelated investors. See Item 8. "Financial Statements and Supplementary Data - Note 14,  Related Party, of Notes to Financial Statements" for additional details.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2023.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 85% of our invested assets at December 31, 2023. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed at least quarterly to ensure that it remains in the targeted range.

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

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2023	2022
Fair value of fixed maturity portfolio	$961,241	$894,661
Fair value assuming 100-basis point rise in interest rates	$935,444	$868,919
Effective duration (as a percentage)	2.7	2.9

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2023 and 2022. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2023
2024	$81,072
2025	96,519
2026	79,385
2027	116,418
2028	137,065
Thereafter	481,895
Total	$992,354
Fair value	$961,241

(in thousands)
Fixed maturities:	December 31, 2022
2023	$24,561
2024	104,164
2025	125,785
2026	79,745
2027	116,571
Thereafter	500,905
Total	$951,731
Fair value	$894,661

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

The following tables show our fixed maturity investments by rating(1):

	At December 31, 2023
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$537,751	$515,175	54%
BBB	324,538	318,362	33
Total investment grade	862,289	833,537	87
BB	51,564	50,170	5
B	65,453	65,251	7
CCC, CC, C, and below	13,247	12,283	1
Total non-investment grade	130,264	127,704	13
Total	$992,553	$961,241	100%

	At December 31, 2022
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$518,088	$479,413	54%
BBB	318,801	300,900	33
Total investment grade	836,889	780,313	87
BB	45,784	41,978	5
B	66,574	62,530	7
CCC, CC, C, and below	11,888	9,840	1
Total non-investment grade	124,246	114,348	13
Total	$961,135	$894,661	100%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on the Financial Statements

We have audited the accompanying statements of financial position of Erie Indemnity Company (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Proportional Cost Allocation
Description of the Matter
For the year ended December 31, 2023, the Company’s administrative services reimbursement revenue totaled $737.1 million. The Company’s primary function, as attorney-in-fact, is to perform certain services on behalf of the subscribers at the Erie Insurance Exchange (Exchange) and its insurance subsidiaries, in accordance with the subscriber’s agreement and the service agreements with each of the Exchange’s insurance subsidiaries. As explained in Note 2 of the financial statements, in accordance with the approved subscriber’s agreement and service agreements, administrative services, which include costs associated with claims handling services, life insurance related operating activities, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue, based on the nature of the cost or relevant utilization statistic.

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
Indianapolis, Indiana
February 26, 2024

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2023, 2022 and 2021
(dollars in thousands, except per share data)

	2023	2022	2021
Operating revenue
Management fee revenue - policy issuance and renewal services	$2,442,073	$2,087,846	$1,913,166
Management fee revenue - administrative services	63,669	58,323	58,286
Administrative services reimbursement revenue	737,139	668,268	638,483
Service agreement revenue	26,059	25,687	24,042
Total operating revenue	3,268,940	2,840,124	2,633,977

Operating expenses
Cost of operations - policy issuance and renewal services	2,011,545	1,795,642	1,677,397
Cost of operations - administrative services	737,139	668,268	638,483
Total operating expenses	2,748,684	2,463,910	2,315,880
Operating income	520,256	376,214	318,097

Investment income
Net investment income	44,572	28,585	62,177
Net realized and unrealized investment (losses) gains	(5,838)	(27,286)	4,946
Net impairment (losses) recoveries recognized in earnings	(9,766)	(667)	209
Total investment income	28,968	632	67,332

Interest expense, net	—	2,009	4,132
Other income (expense)	12,712	1,615	(4,893)
Income before income taxes	561,936	376,452	376,404
Income tax expense	115,875	77,883	78,544
Net income	$446,061	$298,569	$297,860

Earnings Per Share
Net income per share
Class A common stock – basic	$9.58	$6.41	$6.40
Class A common stock – diluted	$8.53	$5.71	$5.69
Class B common stock – basic and diluted	$1,437	$962	$959

Weighted average shares outstanding – Basic
Class A common stock	46,188,981	46,188,916	46,188,806
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,299,411	52,297,990	52,307,302
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Net income	$446,061	$298,569	$297,860

Other comprehensive (loss) income, net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	27,784	(58,692)	(17,112)
Pension and other postretirement plans	(33,770)	76,566	69,967
Total other comprehensive (loss) income, net of tax	(5,986)	17,874	52,855
Comprehensive income	$440,075	$316,443	$350,715

See accompanying notes to Financial Statements. See Note 13, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2023 and 2022
(dollars in thousands, except per share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $12,542 and $11,932, respectively)	$144,055	$142,090
Available-for-sale securities	82,017	24,267
Receivables from Erie Insurance Exchange and affiliates, net	625,338	524,937
Prepaid expenses and other current assets	69,321	79,201
Accrued investment income	9,458	8,301
Total current assets	930,189	778,796

Available-for-sale securities, net	879,224	870,394
Equity securities	84,253	72,560
Fixed assets, net	442,610	413,874
Agent loans, net	58,434	60,537
Defined benefit pension plan	34,320	0
Other assets, net	42,934	43,295
Total assets	$2,471,964	$2,239,456

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$353,709	$300,028
Agent incentive compensation	68,077	95,166
Accounts payable and accrued liabilities	175,622	165,915
Dividends payable	59,377	55,419
Contract liability	41,210	36,547
Deferred executive compensation	10,982	12,036
Total current liabilities	708,977	665,111

Defined benefit pension plans	26,260	51,224
Contract liability	19,910	17,895
Deferred executive compensation	20,936	13,724
Deferred income taxes, net	11,481	14,075
Other long-term liabilities	21,565	29,019
Total liabilities	809,129	791,048

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,481
Accumulated other comprehensive loss	(13,400)	(7,414)
Retained earnings	2,803,689	2,583,261
Total contributed capital and retained earnings	2,808,925	2,594,498
Treasury stock, at cost; 22,110,132 shares held	(1,169,165)	(1,168,949)
Deferred compensation	23,075	22,859
Total shareholders' equity	1,662,835	1,448,408
Total liabilities and shareholders' equity	$2,471,964	$2,239,456
See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2023, 2022 and 2021
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2020	$1,992	$178	$16,487	$(78,143)	$2,393,624	$(1,163,670)	$17,580	$1,188,048
Net income					297,860			297,860
Other comprehensive income				52,855				52,855
Dividends declared:
Class A $4.215 per share					(194,687)			(194,687)
Class B $632.25 per share					(1,607)			(1,607)
Net purchase of treasury stock (1)			9			0		9
Deferred compensation						(5,131)	5,131	0
Rabbi trust distribution (2)						973	(973)	0
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					298,569			298,569
Other comprehensive income				17,874				17,874
Dividends declared:
Class A $4.52 per share					(208,775)			(208,775)
Class B $678.00 per share					(1,723)			(1,723)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(2,975)	2,975	0
Rabbi trust distribution (2)						1,854	(1,854)	0
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					446,061			446,061
Other comprehensive loss				(5,986)				(5,986)
Dividends declared:
Class A $4.845 per share					(223,786)			(223,786)
Class B $726.75 per share					(1,847)			(1,847)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(2,228)	2,228	0
Rabbi trust distribution (2)						2,012	(2,012)	0
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835

(1) Net purchases of treasury stock in 2021, 2022 and 2023 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards. See Note 10, "Incentive and Deferred Compensation Plans".
(2) Distributions of our Class A shares were made from the rabbi trust to a retired director and an incentive compensation deferral plan participant in 2021, four incentive compensation deferral plan participants in 2022, and five incentive compensation plan deferral plan participants in 2023 . See Note 10, "Incentive and Deferred Compensation Plans".

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Cash flows from operating activities
Management fee received	$2,420,192	$2,100,989	$1,982,092
Administrative services reimbursements received	721,928	668,857	634,300
Service agreement revenue received	26,018	25,515	24,014
Net investment income received	57,448	40,161	45,830
Commissions paid to agents	(1,200,014)	(1,042,158)	(966,285)
Incentive compensation paid to agents	(120,211)	(136,403)	(123,583)
Salaries and wages paid	(226,036)	(208,575)	(204,279)
Pension contribution and employee benefits paid	(169,762)	(68,433)	(32,836)
General operating expenses paid	(293,857)	(263,524)	(235,294)
Administrative services expenses paid	(730,129)	(667,524)	(632,530)
Income taxes paid	(104,372)	(80,619)	(84,494)
Interest paid	—	(2,134)	(4,141)
Net cash provided by operating activities	381,205	366,152	402,794

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(279,999)	(465,071)	(380,017)
Equity securities	(35,480)	(18,929)	(58,191)
Other investments	(88)	(157)	(1,646)
Proceeds from investments:
Available-for-sale securities sales	160,614	295,996	150,153
Available-for-sale securities maturities/calls	76,617	130,401	184,820
Equity securities	24,458	20,456	64,118
Other investments	871	429	1,076
Purchase of fixed assets	(92,647)	(67,204)	(148,800)
Proceeds from disposal of fixed assets	—	265	—
Loans to agents and other	(20,525)	(11,631)	(6,382)
Collections on agent and other loans	8,614	8,523	9,379
Net cash used in investing activities	(157,565)	(106,922)	(185,490)

Cash flows from financing activities
Dividends paid to shareholders	(221,675)	(206,772)	(192,801)
Proceeds from short-term borrowings	—	55,000	—
Payments on short-term borrowings	—	(55,000)	—
Payments on long-term borrowings	—	(94,070)	(2,041)
Net cash used in financing activities	(221,675)	(300,842)	(194,842)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,965	(41,612)	22,462
Cash, cash equivalents, and restricted cash, beginning of year	142,090	183,702	161,240
Cash, cash equivalents, and restricted cash, end of year	$144,055	$142,090	$183,702

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$—	$26,386	$12,802
Operating lease assets obtained in exchange for lease liabilities	$5,866	$7,650	$3,447

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the subscribers at the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance, and investment management services for the Exchange's insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints Indemnity as each subscriber's attorney-in-fact to transact certain business on their behalf.  In accordance with the subscriber's agreement for acting as attorney-in-fact in these two capacities, we retain a management fee calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange.

The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2023 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2023 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 11% of our 2023 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Note 15, "Concentrations of Credit Risk".

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

Recently issued accounting standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported period of profit or loss, and requires entities with a single reporting segment to provide all disclosures required by Topic 280. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update is required to be applied retrospectively to prior periods presented in the financial statements, based on the significant segment expense categories identified and disclosed in the period of adoption. This will have no impact on our financial statements. We are currently evaluating the impact of adoption on our disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires entities to disclose specific categories in an effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. This will have no impact on our financial statements. We are currently evaluating the impact of adoption on our disclosures.

Cash and cash equivalents – Cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Restricted cash – Restricted cash represents deposits held for the benefit of third parties related primarily to our agent loan participation program. These restricted funds are invested in bank deposits, contractually restricted as to withdrawal or usage, and included with "Cash and cash equivalents" in our Statements of Financial Position.

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

Available-for-sale securities in an unrealized loss position are evaluated to determine whether the impairment is a result of credit loss or other factors. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Securities that have experienced a decline in fair value that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is credit related. Impairment resulting from a credit loss is recognized in earnings with a corresponding allowance on the Statement of Financial Position. Future recoveries of credit loss result in an adjustment to the allowance and earnings in the period the credit conditions improve. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. If the qualitative review indicates credit impairment, the allowance for credit loss is measured as the amount that the security’s amortized cost exceeds the present value of cash flows expected to be collected and is limited to the amount that fair value is below amortized cost.

Equity securities – Equity securities primarily include non-redeemable preferred stocks that are reported at fair value with changes in the fair value recognized in net realized and unrealized investment gains (losses). Securities that we intend to sell as of the reporting date are classified as current assets.

Realized gains and losses and investment income – Realized gains and losses on sales of available-for-sale and equity securities are recognized in income based upon the specific identification method and reported in net realized and unrealized investment gains (losses). Interest income is recognized as earned and includes amortization of premium and accretion of discount. Income is recognized based on the constant effective yield method, which includes periodically updated prepayment assumptions obtained from third party data sources on our prepaying securities. The effective yield for prepaying securities is recalculated on a retrospective basis.  Dividend income is recognized at the ex-dividend date. Interest and dividend income and the results of our limited partnership investments are reported as net investment income. We do not record an allowance for credit losses on accrued investment income on our available-for-sale securities as any amount deemed uncollectible is reversed from interest income in the period the expected payment defaults.

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

Agent loans
Agent loans, the majority of which are senior secured, are carried at unpaid principal balance net of a current expected credit loss allowance with interest recorded in investment income as earned. The allowance is estimated using available loss history and/or external loss rates based on comparable loan losses and considers current market conditions and forecasted information. Changes to the allowance are recognized in earnings as adjustments to net impairment recoveries (losses). Any current portion of agent loans is recorded in prepaid expenses and other current assets.

Other assets
Other assets primarily include limited partnership investments, other loans receivable, operating lease assets, and other long-term prepaid assets. Limited partnership investments are recorded using the equity method of accounting. Other loans receivable include loans issued to fund real estate development projects supporting revitalization efforts in our community. The loans are carried at unpaid principal balance, including any paid-in-kind interest capitalized as additional principal, if applicable, net of a current expected credit loss allowance. The allowances are calculated using the estimated value of, and priority rights to, collateral in the event of default or external loss rates based on comparable loan losses, and considers current market conditions and forecasted information. Changes to the allowances are recognized in earnings as adjustments to net impairment recoveries (losses) or other income (expense) depending on the nature of the loan. Interest on these loans is recorded primarily in investment income as earned. Any current portion of other loans receivable is recorded in prepaid expenses and other current assets.

Agent incentive compensation liability
Our more significant agent incentive compensation plan is based upon an individual agency's property and casualty underwriting profitability and also includes a component for growth in agency property and casualty premiums if the agency's underwriting profitability targets for the book of business are met.  The estimated liability for this agent incentive compensation plan is based upon the performance over 36 months, and is modeled on a monthly basis using actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of the year. Our second agent incentive compensation plan is based on an agency's one-year underwriting profitability and uses a similar model but considers actual and forecasted results for a calendar year only. At December 31 of each year, we use actual data available and record an accrual based upon the expected payment amount.  These costs are included in cost of operations - policy issuance and renewal services.

Recognition of management fee revenue
We retain management fees from the Exchange under the subscriber’s agreement for services provided. In accordance with the subscriber’s agreement, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The management fee revenue is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange and is allocated between the two performance obligations we have under the subscriber's agreement. The first performance obligation is to provide policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact with respect to various administrative services as enumerated in the subscriber's agreement.

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

Management fee revenue allocated to the second performance obligation relates to us acting as the attorney-in-fact on behalf of the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to the administrative services and is recognized over a four-year period representing the time over which the economic benefit of the services provided (i.e. management of the administrative services) transfers to the customer.

Administrative services
Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Common overhead expenses and certain service department costs incurred by us on behalf of the subscribers at the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon relevant utilization statistics specifically measured to accomplish proportional allocations, which we believe are reasonable. In 2023, approximately 71% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 29% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Recognition of service agreement revenue
Service agreement revenue primarily consists of service charges we collect from policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries.  Service charges, which are fixed dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenue also includes late payment and policy reinstatement fees, which are also recognized as revenue when bills are rendered to the policyholder. We also have a service agreement with the Exchange for the use of shared office space. Revenue related to this agreement is recognized at the time the space is used based on relevant utilization statistics.

Note 3.  Revenue

The majority of our revenue is derived from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange. In accordance with the subscriber’s agreement, we retain a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange. We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber’s agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services.
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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. For the years ended December 31, 2023, 2022, and 2021, we recognized revenue of $36.5 million, $34.9 million, and $36.9 million, respectively, that was included in the contract liability balance at the beginning of the respective periods. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2023	2022	2021
Management fee revenue - policy issuance and renewal services	$2,442,073	$2,087,846	$1,913,166

Management fee revenue - administrative services	63,669	58,323	58,286
Administrative services reimbursement revenue	737,139	668,268	638,483
Total revenue from administrative services	$800,808	$726,591	$696,769

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2023			2022			2021
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$442,409	46,188,981	$9.58	$296,125	46,188,916	$6.41	$295,421	46,188,806	$6.40
Dilutive effect of stock-based awards	0	9,630	—	0	8,274	—	0	17,696	—
Assumed conversion of Class B shares	3,652	6,100,800	—	2,444	6,100,800	—	2,439	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$446,061	52,299,411	$8.53	$298,569	52,297,990	$5.71	$297,860	52,307,302	$5.69
Class B – Basic EPS:
Income available to Class B stockholders	$3,652	2,542	$1,437	$2,444	2,542	$962	$2,439	2,542	$959
Class B – Diluted EPS:
Income available to Class B stockholders	$3,652	2,542	$1,437	$2,444	2,542	$962	$2,438	2,542	$959

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2023, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$588,688	$0	$584,182	$4,506
Collateralized debt obligations	112,468	0	112,468	0
Commercial mortgage-backed securities	102,720	0	91,726	10,994
Residential mortgage-backed securities	140,055	0	138,521	1,534
Other debt securities	17,310	0	17,310	0
Total available-for-sale securities	961,241	0	944,207	17,034
Equity securities:
Financial services sector	69,900	816	63,750	5,334
Utilities sector	5,810	0	5,810	0
Energy sector	3,901	0	3,901	0
Consumer sector	3,915	0	2,415	1,500
Technology sector	500	0	0	500
Industrial sector	180	0	180	0
Communications sector	47	47	0	0
Total equity securities	84,253	863	76,056	7,334
Total	$1,045,494	$863	$1,020,263	$24,368

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$553,382	$0	$549,696	$3,686
Collateralized debt obligations	102,537	0	102,537	0
Commercial mortgage-backed securities	66,054	0	55,144	10,910
Residential mortgage-backed securities	150,415	0	146,231	4,184
Other debt securities	22,273	0	22,273	0
Total available-for-sale securities	894,661	0	875,881	18,780
Equity securities:
Financial services sector	61,084	0	57,305	3,779
Utilities sector	5,708	0	5,708	0
Energy sector	3,576	0	3,576	0
Consumer sector	1,854	0	1,854	0
Communications sector	338	0	338	0
Total equity securities	72,560	0	68,781	3,779
Total	$967,221	$0	$944,662	$22,559

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$4	$314	$4,316	$(1,536)	$5,611	$(7,889)	$4,506
Commercial mortgage-backed securities	10,910	(778)	311	2,575	(621)	5,373	(6,776)	10,994
Residential mortgage-backed securities	4,184	(5)	96	0	(120)	1,567	(4,188)	1,534
Total available-for-sale securities	18,780	(779)	721	6,891	(2,277)	12,551	(18,853)	17,034
Equity securities	3,779	47	—	3,458	0	1,857	(1,807)	7,334
Total Level 3 securities	$22,559	$(732)	$721	$10,349	$(2,277)	$14,408	$(20,660)	$24,368

Level 3 Assets – 2022 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2021	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2022
Available-for-sale securities:
Corporate debt securities	$5,256	$2	$(437)	$6,290	$(4,810)	$9,689	$(12,304)	$3,686
Commercial mortgage-backed securities	15,728	(1,060)	(1,132)	0	(3,825)	11,494	(10,295)	10,910
Residential mortgage-backed securities	8,814	(693)	(1,951)	4,887	(10,229)	39,452	(36,096)	4,184
Total available-for-sale securities	29,798	(1,751)	(3,520)	11,177	(18,864)	60,635	(58,695)	18,780
Equity securities	2,083	(304)	—	2,000	0	0	0	3,779
Total Level 3 securities	$31,881	$(2,055)	$(3,520)	$13,177	$(18,864)	$60,635	$(58,695)	$22,559

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

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans, net (1)	$67,787	$66,445	$69,476	$62,954
Other loans receivable, net (2)	10,713	10,713	5,199	5,199

(1)    The discount rate used to calculate fair value at December 31, 2023 is reflective of a decrease in the BB+ financial yield curve from December 31, 2022.
(2)    The current and long-term portions of other loans receivable are included in the line items "Prepaid expenses and other current assets" and "Other assets, net", respectively, in the Statements of Financial Position.

Note 6.  Investments

Available-for-sale securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our available-for-sale securities as of:

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$600,639	$4,594	$16,545	$588,688
Collateralized debt obligations	114,400	156	2,088	112,468
Commercial mortgage-backed securities	106,019	1,410	4,709	102,720
Residential mortgage-backed securities	153,633	69	13,647	140,055
Other debt securities	17,862	136	688	17,310
Total available-for-sale securities, net	$992,553	$6,365	$37,677	$961,241

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	$588,536	$657	$35,811	$553,382
Collateralized debt obligations	107,730	11	5,204	102,537
Commercial mortgage-backed securities	73,855	157	7,958	66,054
Residential mortgage-backed securities	166,412	72	16,069	150,415
Other debt securities	24,602	0	2,329	22,273
Total available-for-sale securities, net	$961,135	$897	$67,371	$894,661

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2023 are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$81,196	$80,030
Due after one year through five years	426,547	417,509
Due after five years through ten years	175,670	173,800
Due after ten years	309,140	289,902
Total available-for-sale securities, net (1)	$992,553	$961,241

(1)    The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at December 31, 2023.

The below securities have been evaluated and determined to be temporary declines in fair value for which we expect to recover our entire principal plus interest. The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$50,853	$546	$338,322	$15,999	$389,175	$16,545	590
Collateralized debt obligations	3,911	15	87,005	2,073	90,916	2,088	142
Commercial mortgage-backed securities	9,148	157	30,145	4,552	39,293	4,709	108
Residential mortgage-backed securities	30,271	297	101,761	13,350	132,032	13,647	164
Other debt securities	2,084	62	7,475	626	9,559	688	32
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036
Quality breakdown of available-for-sale securities:
Investment grade	$87,774	$807	$517,090	$32,511	$604,864	$33,318	651
Non-investment grade	8,493	270	47,618	4,089	56,111	4,359	385
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$397,511	$21,371	$121,094	$14,440	$518,605	$35,811	916
Collateralized debt obligations	44,823	2,529	55,335	2,675	100,158	5,204	159
Commercial mortgage-backed securities	41,139	5,124	15,864	2,834	57,003	7,958	131
Residential mortgage-backed securities	109,499	9,131	31,465	6,938	140,964	16,069	161
Other debt securities	15,682	1,323	6,591	1,006	22,273	2,329	46
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413
Quality breakdown of available-for-sale securities:
Investment grade	$525,805	$31,904	$215,742	$25,205	$741,547	$57,109	761
Non-investment grade	82,849	7,574	14,607	2,688	97,456	10,262	652
Total available-for-sale securities	$608,654	$39,478	$230,349	$27,893	$839,003	$67,371	1,413

Credit loss allowances
The following table presents a roll-forward of the allowances for credit losses on available-for-sale securities and financing receivables for the years ended December 31:

(in thousands)	2023	2022
Available-for-sale securities:
Allowance for credit losses, beginning of year	$249	$21
Provision and recoveries	670	500
Sales/collections and write-offs	(322)	(272)
Allowance for credit losses, end of year	$597	$249
Other loans receivable:
Allowance for credit losses, beginning of year	$3,775	$3,564
Provision and recoveries	7,404	211
Sales/collections and write-offs	(98)	0
Allowance for credit losses, end of year	$11,081	$3,775
Agent loans:
Allowance for credit losses, beginning of year	$957	$957
Provision and recoveries	0	0
Sales/collections and write-offs	0	0
Allowance for credit losses, end of year	$957	$957

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2023	2022	2021
Available-for-sale securities	$42,563	$31,913	$23,795
Equity securities	4,493	3,904	4,321
Limited partnerships (1)	(11,308)	(10,446)	31,701
Cash equivalents and other	9,179	4,510	3,609
Total investment income	44,927	29,881	63,426
Less: investment expenses	355	1,296	1,249
Net investment income	$44,572	$28,585	$62,177
(1)    Limited partnership losses include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment (losses) gains
Realized and unrealized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2023	2022	2021
Available-for-sale securities:
Gross realized gains	$804	$1,169	$6,884
Gross realized losses	(7,523)	(15,219)	(1,753)
Net realized (losses) gains on available-for-sale securities	(6,719)	(14,050)	5,131
Equity securities	871	(13,238)	(186)
Miscellaneous	10	2	1
Net realized and unrealized investment (losses) gains	$(5,838)	$(27,286)	$4,946

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2023	2022	2021
Equity securities:
Net gains (losses) recognized during the period	$871	$(13,238)	$(186)
Less: net losses recognized on securities sold	(2,328)	(1,866)	(76)
Net unrealized gains (losses) recognized on securities held at reporting date	$3,199	$(11,372)	$(110)

Net impairment (losses) recoveries recognized in earnings
Impairment (losses) recoveries on investments were as follows for the years ended December 31:

(in thousands)	2023	2022	2021
Available-for-sale securities:
Intent to sell	$(1,759)	$(167)	$(10)
Credit (impaired) recovered	(670)	(500)	67
Total available-for-sale securities	(2,429)	(667)	57
Agent loans - expected credit recoveries	0	0	152
Other loans receivable - expected credit losses	(7,337)	0	0
Net impairment (losses) recoveries recognized in earnings	$(9,766)	$(667)	$209

Note 7.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2023	2022
Software	$304,452	$312,126
Land, buildings, and building improvements	216,578	213,263
Equipment	46,588	43,430
Furniture and fixtures	21,800	21,794
Leasehold improvements	1,378	1,393
Construction in progress (1)	22,683	7,266
Projects in progress (1)	64,585	56,051
Total fixed assets, gross	678,064	655,323
Less: Accumulated depreciation and amortization	(235,454)	(241,449)
Fixed assets, net	$442,610	$413,874
(1) 2022 amounts have been reclassified to conform to the current period presentation.

Construction in progress includes ongoing renovations to an office building that is part of our principal headquarters and not yet subject to depreciation. The building renovation is expected to be completed in phases, starting in 2025, with full completion expected in 2027.

Projects in progress include certain computer software and software development costs for internal use that are not yet subject to amortization.

Depreciation and amortization expense totaled $47.4 million, $45.9 million and $37.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in cost of operations - policy issuance and renewal services. Accumulated depreciation and amortization decreased due to disposals of fully depreciated assets, primarily software, partially offset by current year depreciation and amortization expense.

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of December 31, 2023, a total of $99.1 million remains available under the facility due to $0.9 million outstanding letters of credit, which reduce the availability for letters of credit to $24.1 million. We had no borrowings outstanding on our line of credit as of December 31, 2023. Investments with a fair value of $117.6 million were pledged as collateral on the line of credit at December 31, 2023. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of December 31, 2023.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at December 31, 2023.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. In 2023, we reimbursed the Exchange and its subsidiaries for approximately 60% of the annual defined benefit pension income, and the Exchange and its subsidiaries reimbursed us for approximately 36% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Pension plan (income) cost
Pension plan (income) cost includes the following components for the years ended December 31:

(in thousands)
	2023	2022	2021
Service cost for benefits earned	$28,763	$50,242	$53,041
Interest cost on benefit obligation	50,193	39,764	36,824
Expected return on plan assets	(68,869)	(54,557)	(50,275)
Prior service cost amortization	1,446	1,443	1,428
Net actuarial (gain) loss amortization	(15,331)	7,320	16,106
Pension plan (income) cost (1)	$(3,798)	$44,212	$57,124

(1)     Pension plan (income) cost represents total plan (income) cost before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan (income) cost other than the service cost components are included in the line item "Other income (expense)" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Actuarial assumptions
The following table describes the weighted-average assumptions used to measure benefit obligations at December 31:

	2023	2022
Employee pension plan:
Discount rate	5.34%	5.67%
Expected return on assets	6.50	5.50
Rate of compensation increase (1)	3.25	3.21
SERP:
Discount rate	5.11%	5.46%
Rate of compensation increase	5.00	5.00

(1)    The rate of compensation increase for the employee plan is age-graded.  An equivalent single compensation increase rate of 3.25% in 2023 and 3.21% in 2022 would produce similar results.

The following table describes the weighted-average assumptions used to measure net periodic benefit costs for the years ended December 31:

	2023	2022	2021
Employee pension plan:
Discount rate	5.67%	3.16%	2.96%
Expected return on assets	6.50	5.50	5.50
Rate of compensation increase (1)	3.30	3.21	3.21
SERP:
Discount rate	5.46%	3.11%	2.86%
Rate of compensation increase	5.00	5.00	5.00
(1)    The rate of compensation increase for the employee plan is age-graded.  An equivalent single compensation increase rate of 3.30% in 2023 and 3.21% in 2022 and 2021 would produce similar results.

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

Funding policy/funded status
Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $25 million contribution during 2022 and a $95 million contribution during 2023. We also made a contribution of $33 million in January 2024. The 2023 contribution generated a net benefit asset of $34.3 million and is presented separately from the unfunded plan as a non-current asset on the Statement of Financial Position at December 31, 2023. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2023	2022
Funded status at end of year	$3,325	$(53,948)

Pension asset	$34,320	$0
Pension liabilities – due within one year (1)	(4,735)	(2,724)
Pension liabilities – due after one year	(26,260)	(51,224)
Net amount recognized	$3,325	$(53,948)

(1)    The current portion of pension liabilities for the unfunded plan is included in accounts payable and accrued liabilities.

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

(in thousands)
	2023	2022
Projected benefit obligation, beginning of year	$883,814	$1,272,654
Service cost for benefits earned	28,763	50,242
Interest cost on benefit obligation	50,193	39,764
Plan amendments	583	1,620
Actuarial loss (gain)	65,041	(448,330)
Benefits paid	(34,840)	(32,136)
Projected benefit obligation, end of year	$993,554	$883,814

Accumulated benefit obligation, end of year	$847,143	$762,180
Projected benefit obligations increased $109.7 million at December 31, 2023 compared to December 31, 2022 primarily due to the lower discount rate used to measure the future benefit obligations. The discount rate for the employee pension plan decreased to 5.34% in 2023 from 5.67% in 2022.

The following table describes plans with projected benefit obligations in excess of plan assets at December 31:

(in thousands)
	2023	2022
Projected benefit obligation	$30,995	$883,814
Plan assets	—	829,866
At December 31, 2023, the SERP had a projected benefit obligation in excess of plan assets. At December 31, 2022, both the defined benefit pension plan and the SERP had projected benefit obligations in excess of plan assets.

The SERP had accumulated benefit obligations in excess of plan assets at December 31:

(in thousands)
	2023	2022
Accumulated benefit obligation	$22,698	$21,577
Plan assets	—	—

Plan assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2023	2022
Fair value of plan assets, beginning of year	$829,866	$1,140,243
Actual return on plan assets	105,631	(304,005)
Employer contributions	96,222	25,764
Benefits paid	(34,840)	(32,136)
Fair value of plan assets, end of year	$996,879	$829,866

Accumulated other comprehensive income
Net actuarial gain and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs were as follows at December 31:

(in thousands)
	2023	2022
Net actuarial gain	$(25,954)	$(69,564)
Prior service cost	11,515	12,378
Net amount not yet recognized	$(14,439)	$(57,186)

Other comprehensive loss (income)
Amounts recognized in other comprehensive loss (income) for pension plans were as follows for the years ended December 31:

(in thousands)
	2023	2022	2021
Net actuarial loss (gain) arising during the year	$28,279	$(89,768)	$(75,091)
Amortization of net actuarial gain (loss)	15,331	(7,320)	(16,106)
Amortization of prior service cost	(1,446)	(1,443)	(1,428)
Plan amendments (1)	583	1,620	4,059
Total recognized in other comprehensive loss (income)	$42,747	$(96,911)	$(88,566)
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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation	Target asset allocation	Actual asset allocation		Actual asset allocation
Asset allocation:	2023	2022	2023		2022
Equity securities:
U.S. equity securities	27%	27%	26%	(1)	27%
Non-U.S. equity securities	18	18	19	(2)	19
Total equity securities	45	45	45		46
Debt securities	54	54	54	(3)	53
Other	1	1	1	(4)	1
Total	100%	100%	100%		100%

(1)    U.S. equity securities – 100% seek to achieve excess returns relative to the Russell 3000 Index.
(2)    Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 19% are allocated to international emerging market investments.  The remaining 70% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.
(3)    Debt securities – 60% are allocated to long U.S. Treasury Strips, 40% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(4)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2023
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$261,400	$244,979	$0	$0	$16,421
Non-U.S. equity securities	183,007	127,143	0	0	55,864
Total equity securities	444,407	372,122	0	0	72,285
Debt securities	540,762	0	0	0	540,762
Other	11,710	11,710	0	0	0
Total	$996,879	$383,832	$0	$0	$613,047

	December 31, 2022
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$219,410	$204,838	$0	$0	$14,572
Non-U.S. equity securities	160,009	110,799	0	0	49,210
Total equity securities	379,419	315,637	0	0	63,782
Debt securities	439,004	0	0	0	439,004
Other	11,443	11,443	0	0	0
Total	$829,866	$327,080	$0	$0	$502,786

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2024	$39,778
2025	39,645
2026	42,098
2027	45,087
2028	48,800
2029 - 2033	294,614

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $18.4 million in 2023, $16.7 million in 2022, and $16.1 million in 2021.  The Exchange and its subsidiaries reimbursed us for approximately 59% of the matching contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.1 million shares of our Class A common stock at December 31, 2023 and 2022.

Note 10.  Incentive and Deferred Compensation Plans

We have two incentive plans and two deferred compensation plans for our executives, senior vice presidents and other selected officers, and two deferred compensation plans for our outside directors. Executives, senior vice presidents and other selected officers and key employees are also eligible to receive awards under an equity compensation plan, subject to the discretion of the Executive Compensation and Development Committee of our Board of Directors ("ECDC") or the chief executive officer.

Annual incentive plan
Our annual incentive plan ("AIP") is a bonus plan that pays cash to our executives, senior vice presidents and other selected officers annually. Participants can elect to defer up to 100% of the award under either the deferred compensation plan or the incentive compensation deferral plan. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon attainment of corporate and individual performance measures, which can include various financial measures. The measures are established at the beginning of each year by the ECDC, with ultimate approval by the full Board of Directors. The corporate performance measures included the reported growth in direct written premium and policies in force, and statutory combined ratio of the Exchange and its property and casualty subsidiaries for all periods presented.

Long-term incentive plan
Our long-term incentive plan ("LTIP") is a performance based incentive plan designed to reward executives, senior vice presidents and other selected officers who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, or phantom shares, to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. Participants can elect to defer up to 100% of the award under the incentive compensation deferral plan. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of our common stock authorized for grant under the LTIP is 1.5 million shares. We repurchase our Class A common stock on the open market to settle stock awards under the plan. We do not issue new shares of common stock to settle stock awards. LTIP awards are considered vested at the end of each applicable performance period.

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

At December 31, 2023, the plan awards for the 2021-2023 performance period, which will be granted as a cash award, were fully vested. Distributions will be made in 2024 once peer group financial information becomes available. The total estimated plan award based upon the peer group information as of September 30, 2023 is $1.9 million. At December 31, 2022, the fully vested plan awards for the 2020-2022 performance period totaled $3.8 million and were awarded to participants in June 2023. At December 31, 2021, the fully vested plan awards for the 2019-2021 performance period totaled $3.8 million and were awarded to participants in June 2022. At December 31, 2020, the fully vested plan awards for the 2018-2020 performance period totaled $10.9 million and were awarded to participants in June 2021. The ECDC has determined that the plan awards for the 2022-2024 and 2023-2025 performance periods will be paid in cash.

The Exchange and its subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards, net of forfeitures, was $7.3 million in 2023, $3.4 million in 2022, and $3.0 million in 2021. The related tax benefits recognized in income were $1.5 million in 2023, $0.7 million in 2022, and $0.6 million in 2021. In 2023, the Exchange and its subsidiaries reimbursed us for approximately 35% of the annual compensation cost of these plans. At December 31, 2023, there was $12.0 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Participants can elect to defer up to 100% of their annual AIP award and/or up to 100% of their LTIP award for each performance period. Deferred awards will be credited to a deferred stock account as credits denominated in shares of our Class A common stock until retirement or other separation from service. Participants are 100% vested at date of deferral. The shares are then held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2023, the rabbi trust purchased 1,608 shares of our common stock in the open market at an average price of $230.71 for $0.4 million to satisfy the liability for the 2022 AIP and 2020-2022 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares. In 2022, the rabbi trust purchased 7,046 shares of our common stock in the open market at an average price of $176.44 for $1.2 million to satisfy the liability for the 2021 AIP and 2019-2021 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares. In 2021, the rabbi trust purchased 20,451 shares of our common stock in the open market at an average price of $196.48 for $4.0 million to satisfy the liability for the 2020 AIP and 2018-2020 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares.

Deferred compensation plans for outside directors
We have a deferred compensation plan for our outside directors that allows participants to defer receipt of a portion of their annual compensation until a later date. Participants select hypothetical investment funds for their deferrals, which are credited with the hypothetical returns generated.

We also have a deferred stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for payment of a portion of the directors' annual compensation in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director's account and vest immediately. We do not issue new shares of common stock to directors. We repurchase shares of our Class A common stock in the open market to satisfy these awards, which are then held in the rabbi trust. Effective April 25, 2023, the plan was amended to include a maximum of 250,000 shares that may be issued under the plan, and to stipulate that no shares may be credited later than ten years from the date our shareholders last approved the plan.

The rabbi trust purchased 5,894 shares of our common stock on the open market at an average price of $238.73 for $1.4 million in 2023, 6,048 shares at an average price of $201.93 for $1.2 million in 2022, and 5,238 shares at an average price of $212.41 for $1.1 million in 2021 to satisfy the liability of the stock compensation plan for outside directors, and dividend equivalent credits on rabbi trust shares. The shares are distributed to the outside director from the rabbi trust upon ending board service. Director compensation charged to operations related to these awards totaled $0.9 million in 2023 and $0.8 million in both 2022 and 2021.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2023	2022	2021
Deferred executive compensation, beginning of the year	$25,760	$27,208	$32,223
Annual incentive plan awards	7,401	6,305	6,768
Long-term incentive plan awards	7,332	3,417	3,471
Employer match and hypothetical earnings on deferred compensation	2,828	404	3,043
Total plan awards and earnings	17,561	10,126	13,282
Total plan awards paid	(10,211)	(10,413)	(16,647)
Compensation deferred	1,809	2,528	4,765
Distributions from the deferred compensation plans	(313)	(742)	(811)
Forfeitures (1)	—	—	(473)
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,407)	(1,221)	(1,113)
Funding of rabbi trust for incentive compensation deferral plan (2)	(1,281)	(1,726)	(4,018)
Deferred executive compensation, end of the year	$31,918	$25,760	$27,208

(1)    Forfeitures are the result of plan participants who separated from service and are recognized in the year they occur.

(2)    In 2023 and 2022, funding includes $0.9 million and $0.5 million, respectively, representing shares held back to satisfy tax withholding on rabbi trust distributions that reduced funding requirements for performance award deferrals.

Equity compensation plan
Our equity compensation plan ("ECP") is designed to reward executives, senior vice presidents and other selected officers and key employees who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of our Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 10,000 shares in a calendar year. We do not issue new shares of common stock to satisfy plan awards. Share awards are settled through the repurchase of our Class A common stock on the open market. Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical investment experience, payable after expiration of the performance period. Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals within a defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The ECP expires December 31, 2031, unless earlier amended or terminated by our Board of Directors.

To date, all awards have been satisfied with shares of our Class A common stock. In 2023, we purchased 1,610 Class A shares with an average share price of $252.32 and a market value of $0.4 million to satisfy the liability for the 2020 plan year. In 2022, we purchased 1,786 Class A shares with an average share price of $190.68 and a market value of $0.3 million to satisfy the liability for the 2019 plan year. In 2021, we purchased 978 shares with an average share price of $242.01 and a market value of $0.2 million to satisfy the liability for the 2018 plan year. The total compensation charged to operations related to ECP awards was $4.0 million in 2023, $0.8 million in 2022, and $0.2 million in 2021. The increases in 2023 and 2022 compared to the respective prior periods resulted from increases in plan participants and our stock price. The Exchange and its subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its subsidiaries reimbursed us for approximately 35%, 3%, and 33% of the awards paid in 2023, 2022, and 2021 respectively. Unearned compensation expense of $2.9 million is expected to be recognized over a period of two years.

Note 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2023	2022	2021
Current income tax expense	$116,877	$68,415	$80,398
Deferred income tax (benefit) expense	(1,002)	9,468	(1,854)
Income tax expense	$115,875	$77,883	$78,544

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2023	2022	2021
Income tax at statutory rate	$118,007	$79,055	$79,045
Other, net	(2,132)	(1,172)	(501)
Income tax expense	$115,875	$77,883	$78,544

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2023	2022
Deferred tax assets:
Other employee benefits	$17,781	$16,358
Unrealized losses on investments	7,164	15,403
Deferred revenue	3,756	3,710
Allowance for management fee returned on cancelled policies	3,571	3,405
Current expected credit loss allowance (1)	2,661	1,112
Other (1)	3,709	2,790
Total deferred tax assets	38,642	42,778
Deferred tax liabilities:
Depreciation	31,126	37,682
Pension and other postretirement benefits	14,738	15,473
Prepaid expenses	2,001	1,731
Other	2,258	1,967
Total deferred tax liabilities	50,123	56,853
Net deferred tax liability	$(11,481)	$(14,075)
(1) 2022 amounts have been reclassified to conform to the current period presentation.

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2023 or 2022.

We do not have any unrecognized tax benefit that, if recognized, would affect our effective tax rate as of December 31, 2023 and 2022. Any interest expense related to uncertain tax positions would be recognized in income tax expense.

Tax years ending December 31, 2022, 2021 and 2020 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 12.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A, which has a dividend preference, and Class B, which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2023, 2022 or 2021.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2023, 2022 or 2021.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2023, based upon trade date.

We made stock repurchases in 2023, 2022, and 2021 outside of our publicly announced share repurchase program related to stock-based awards. See Note 10, "Incentive and Deferred Compensation Plans" for additional information.

Note 13.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2023			2022			2021
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of year	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101	$29,384	$6,171	$23,213
OCI (loss) before reclassifications	26,021	5,464	20,557	(89,010)	(18,692)	(70,318)	(16,474)	(3,460)	(13,014)
Realized investment losses (gains)	6,719	1,411	5,308	14,050	2,951	11,099	(5,131)	(1,078)	(4,053)
Impairment losses (recoveries)	2,429	510	1,919	667	140	527	(57)	(12)	(45)
OCI (loss)	35,169	7,385	27,784	(74,293)	(15,601)	(58,692)	(21,662)	(4,550)	(17,112)
AOCI (loss), end of year	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101

Pension and other postretirement plans:
AOCI (loss), beginning of year	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)	$(128,300)	$(26,944)	$(101,356)
OCI (loss) before reclassifications	(28,862)	(6,061)	(22,801)	88,148	18,511	69,637	71,032	14,917	56,115
Amortization of prior service costs (1)	1,446	304	1,142	1,443	303	1,140	1,428	300	1,128
Amortization of net actuarial (gain) loss (1)	(15,331)	(3,220)	(12,111)	7,329	1,540	5,789	16,106	3,382	12,724
OCI (loss)	(42,747)	(8,977)	(33,770)	96,920	20,354	76,566	88,566	18,599	69,967
AOCI (loss), end of year	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)

Total
AOCI (loss), beginning of year	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)	$(98,916)	$(20,773)	$(78,143)
Investment securities	35,169	7,385	27,784	(74,293)	(15,601)	(58,692)	(21,662)	(4,550)	(17,112)
Pension and other postretirement plans	(42,747)	(8,977)	(33,770)	96,920	20,354	76,566	88,566	18,599	69,967
OCI (loss)	(7,578)	(1,592)	(5,986)	22,627	4,753	17,874	66,904	14,049	52,855
AOCI (loss), end of year	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)

(1)These components of AOCI (loss) are included in the computation of net periodic pension (income) cost. See Note 9, "Postretirement Benefits", for additional information.

Note 14.  Related Party

Management fee
A management fee is retained for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2023, 2022 and 2021. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2024.

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

Transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of certain transactions affecting the members within a holding company system.

Shared facilities
We leased the home office from the Exchange until December 31, 2021, at which time we purchased the home office properties from the Exchange at the appraised value of $97.5 million to align the ownership interest of these facilities with the functions being performed at the home office campus, which are mainly Indemnity's management operations. Lease expense totaled $6.1 million in 2021. Operating expenses, including utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements totaled $15.7 million in 2021. The Exchange and its subsidiaries reimbursed us for rent costs and related operating expenses of shared facilities used to perform administrative services, which are allocated based upon square footage occupied. Reimbursements related to the use of this space totaled $4.8 million in 2021.

Effective July 1, 2021, the Exchange and its subsidiaries entered into a service agreement with Indemnity to use space in Indemnity-owned properties. The home office was added to this agreement effective January 1, 2022. The amount charged is based on rental rates of like property in Erie, Pennsylvania and the square footage occupied. Income earned from the Exchange and its subsidiaries for the use of space totaled $2.6 million, $2.2 million and $0.2 million in 2023, 2022, and 2021, respectively. Operating expenses for Indemnity-owned properties under this service agreement include utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements. These expenses totaled $20.0 million, $19.5 million, and $0.8 million in 2023, 2022, and 2021, respectively.  The Exchange and its subsidiaries reimbursed us for operating expenses of shared facilities used to perform administrative services, which are allocated based upon square footage occupied. Reimbursements related to the use of this space totaled $5.2 million, $4.1 million, and $0.1 million in 2023, 2022, and 2021, respectively.

Other loans receivable
In December 2023, we issued two senior secured loans totaling $13.6 million to fund a real estate development project supporting revitalization efforts in our community. Ownership in the project consists of related party investors, including affiliate entities and two Indemnity directors, as well as other unrelated investors. The loans, net of current expected credit loss allowances, are reported in "Other assets" in our Statement of Financial Position, with changes in credit loss allowances totaling $7.3 million reported in "Net impairment (losses) recoveries recognized in earnings" in our Statement of Operations.

The first loan issued for $4.6 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2027, with both principal and accrued interest due at maturity. The second loan issued for $9.0 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2033, with both principal and accrued interest due at maturity.

Note 15. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $625.3 million and $524.9 million at December 31, 2023 and 2022, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 16.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2023, loans executed under this agreement totaled $59.1 million, of which our portion of the loans is $20.6 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2023, our maximum potential amount of future payments on the guaranteed portion is $6.7 million. All loan payments under the participation program are current as of December 31, 2023.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of December 31, 2023, our maximum potential obligation related to the guarantees is $7.0 million.

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

Note 17.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2023	2022	2021

Cash flows from operating activities:
Net income	$446,061	$298,569	$297,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,415	46,166	37,210
Deferred income tax (benefit) expense	(1,002)	9,468	(1,854)
Lease amortization expense	6,177	5,554	11,887
Losses (gains) and impairment losses (recoveries) on investments	15,604	27,953	(2,307)
Loss (gain) on disposal of fixed assets	1,607	172	(13)
Net investment loss (income)	13,772	12,916	(25,944)
Increase (decrease) in deferred compensation	6,143	(1,463)	(5,006)
(Increase) decrease in receivables from affiliates	(100,401)	(45,814)	15,514
Increase in accrued investment income	(1,157)	(1,998)	(157)
Increase in pension asset	(101,250)	—	—
Increase in pension liability	—	15,647	52,755
Decrease (increase) in prepaid expenses and other assets	7,729	(25,843)	12,161
Increase (decrease) in accounts payable and accrued expenses	7,237	18,993	(4,823)
Increase in commissions payable	53,681	29,282	8,408
(Decrease) increase in accrued agent incentive compensation	(27,089)	(25,271)	10,279
Increase (decrease) in contract liability	6,678	1,821	(3,176)
Net cash provided by operating activities	$381,205	$366,152	$402,794

Note 18.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 9, "Postretirement Benefits" regarding the January 2024 pension contribution.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2023.

/s/ Timothy G. NeCastro	/s/ Julie M. Pelkowski	/s/ Jorie L. Novacek
Timothy G. NeCastro	Julie M. Pelkowski	Jorie L. Novacek
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 26, 2024	February 26, 2024	February 26, 2024

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2023 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on Internal Control Over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial position of the Company as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana
February 26, 2024

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts, Section 16(a) beneficial ownership reporting compliance, and insider trading policy is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  We have previously filed a copy of the Code of Conduct as Exhibit 14.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 26, 2023. In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of the Code of Ethics for Senior Financial Officers as Exhibit 14.4 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 1, 2016. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2023	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	63	President and Chief Executive Officer of the Company since August 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Brian W. Bolash	58	Executive Vice President, Secretary and General Counsel since January 2022; Senior Vice President, Secretary and General Counsel, October 2018 through December 2021; Senior Counsel and Corporate Secretary, January 2016 through September 2018; Director, EFL, EIC, Flagship, ENY and EPC.

Sean D. Dugan	55	Executive Vice President, Human Resources and Corporate Services since January 2023; Senior Vice President, Human Resources, March 2020 through December 2022; Corporate Human Resources Officer, October 2018 through March 2020; Director, EFL, EIC, Flagship, ENY and EPC.

Lorianne Feltz	54	Executive Vice President, Claims & Customer Service since November 2016.

Julie M. Pelkowski	54	Executive Vice President and Chief Financial Officer since May 2023; Senior Vice President, Enterprise Office, March 2022 through April 2023; Senior Vice President and Controller, August 2016 through February 2022; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	49	Executive Vice President, Sales & Products since November 2016.

Parthasarathy Srinivasa	52	Executive Vice President and Chief Information Officer since joining the Company in April 2022. Prior to joining the Company: Senior Vice President and Chief Data and Insurance Information Officer Verisk Analytics, 2019 through April 2022; Chief Information and Operations Officer Safe Auto Insurance (now Allstate Corporation), 2016 through 2019.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Statements of Operations for the three years ended December 31, 2023, 2022 and 2021
•Statements of Comprehensive Income for the three years ended December 31, 2023, 2022 and 2021
•Statements of Financial Position as of December 31, 2023 and 2022
•Statements of Shareholders' Equity for the three years ended December 31, 2023, 2022 and 2021
•Statements of Cash Flows for the three years ended December 31, 2023, 2022 and 2021
•Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.

Page
3. Exhibit Index	78

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

10.4*
Erie Indemnity Company Annual Incentive Plan effective January 1, 2020. Such exhibit is incorporated by reference to Exhibit 10.204 to the Registrant's Form 10-K that was filed with the Commission on February 27, 2020.

10.5*
Erie Indemnity Company Long-Term Incentive Plan (Effective as of January 1, 2020). Such exhibit is incorporated by reference to Appendix A to the Registrant's Information Statement for the 2020 Annual Meeting of Shareholders filed with the Commission on March 20, 2020.

10.6*
Erie Indemnity Company Equity Compensation Plan (As Amended and Restated April 26, 2022), dated June 28, 2022. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q that was filed with the Commission on July 28, 2022.

10.7
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

10.8*
Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to Exhibit 10.104 to the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.9*
Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2019). Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.10*
Second Amendment to Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.209 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.11*
Third Amendment to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.223 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.12*
Post-2021 Deferred Compensation Plan of the Erie Indemnity Company, effective January 1, 2022, dated December 9, 2021. Such exhibit is incorporated by reference to Exhibit 10.218 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.13*
Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated December 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.177 to the Registrant’s Form 10-K that was filed with the Commission on February 23, 2017.

Exhibit
Number	Description of Exhibit

10.14*
First Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated July 1, 2019. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.15*
Second Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.207 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.16*
Third Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.222 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.17*
Erie Indemnity Company Deferred Stock Plan for Outside Directors (As Amended and Restated as of April 25, 2023), dated April 25, 2023. Such exhibit is incorporated by reference to the Appendix to the Registrant’s Information Statement for the 2023 Annual Meeting of Shareholders filed with the Commission on March 24, 2023.

10.18*
Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated October 20, 2015. Such exhibit is incorporated by reference to Exhibit 10.158 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2016.

10.19*
First Amendment to Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As of July 29, 2015), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.217 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.20*
Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2022), dated June 19, 2023. Such exhibit is incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q that was filed with the Commission on July 27, 2023.

10.21+*	First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2022), dated December 19, 2023.

10.22*
Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2023), dated August 15, 2023. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q that was filed with the Commission on October 26, 2023.

10.23*
Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2023), dated June 19, 2023. Such exhibit is incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q that was filed with the Commission on July 27, 2023.

10.24
Credit Agreement by and among Erie Indemnity Company and PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.25
First Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of December 13, 2016. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on January 24, 2018.

10.26
Second Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of January 22, 2018. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on January 24, 2018.

10.27
Third Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of November 13, 2018. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2018.

10.28
Fourth Amendment to Credit Agreement by and between Erie Indemnity Company and PNC Bank, National Association, dated as of December 28, 2021. Such exhibit is incorporated by reference to Exhibit 10.225 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.29
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, dated as of November 7, 2016. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on November 14, 2016.

10.30
Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

Exhibit
Number	Description of Exhibit

10.31
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.32
Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, dated July 1, 2021. Such exhibit is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.33
Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2022. Such exhibit is incorporated by reference to Exhibit 10.226 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.34
Second Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2023. Such exhibit is incorporated by reference to Exhibit 10.62 to the Registrant's Form 10-K that was filed with the Commission on March 1, 2023.

14.1	Code of Conduct. Such exhibit is incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K that was filed with the Commission on October 26, 2023.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to Exhibit 14.4 to the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

19.1+	Policies with Respect to Securities Trades by Insiders, dated December 5, 2023.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Policy on Recoupment of Officer Bonuses in Certain Situations (As Amended and Restated July 25, 2023).

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates management compensatory plan, contract, or arrangement. + Filed herewith. ++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2024	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 26, 2024	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President and CFO
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