Form 10-Q
period 2024-03-31
ERIE INDEMNITY CO
filed 2024-04-25
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 19, 2024.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 19, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
Operating revenue
Management fee revenue - policy issuance and renewal services	$665,686	$558,090
Management fee revenue - administrative services	16,934	15,189
Administrative services reimbursement revenue	191,567	172,827
Service agreement revenue	6,514	6,359
Total operating revenue	880,701	752,465

Operating expenses
Cost of operations - policy issuance and renewal services	550,322	469,095
Cost of operations - administrative services	191,567	172,827
Total operating expenses	741,889	641,922
Operating income	138,812	110,543

Investment income
Net investment income	15,903	2,183
Net realized and unrealized investment gains (losses)	1,853	(5,282)
Net impairment losses recognized in earnings	(2,677)	(1,633)
Total investment income (loss)	15,079	(4,732)

Other income	3,411	3,337
Income before income taxes	157,302	109,148
Income tax expense	32,750	22,907
Net income	$124,552	$86,241

Net income per share
Class A common stock – basic	$2.67	$1.85
Class A common stock – diluted	$2.38	$1.65
Class B common stock – basic and diluted	$401	$278

Weighted average shares outstanding – Basic
Class A common stock	46,189,014	46,188,819
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,301,803	52,296,621
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.275	$1.19
Class B common stock	$191.25	$178.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2024	2023
Net income	$124,552	$86,241

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(754)	10,494
Amortization of prior service costs and net actuarial gain on pension and other postretirement plans	(1,076)	(2,742)
Total other comprehensive (loss) income, net of tax	(1,830)	7,752
Comprehensive income	$122,722	$93,993

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $13,331 and $12,542, respectively)	$144,872	$144,055
Available-for-sale securities	76,693	82,017
Receivables from Erie Insurance Exchange and affiliates, net	641,691	625,338
Prepaid expenses and other current assets	69,050	69,321
Accrued investment income	9,465	9,458
Total current assets	941,771	930,189

Available-for-sale securities, net	892,952	879,224
Equity securities	86,578	84,253
Fixed assets, net	461,914	442,610
Agent loans, net	57,470	58,434
Defined benefit pension plan	66,270	34,320
Other assets, net	48,839	42,934
Total assets	$2,555,794	$2,471,964

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$384,613	$353,709
Agent incentive compensation	26,968	68,077
Accounts payable and accrued liabilities	213,062	175,622
Dividends payable	59,377	59,377
Contract liability	40,555	41,210
Deferred executive compensation	2,941	10,982
Total current liabilities	727,516	708,977

Defined benefit pension plan	23,792	26,260
Contract liability	20,000	19,910
Deferred executive compensation	23,216	20,936
Deferred income taxes, net	6,593	11,481
Other long-term liabilities	28,497	21,565
Total liabilities	829,614	809,129

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,466
Accumulated other comprehensive loss	(15,230)	(13,400)
Retained earnings	2,868,864	2,803,689
Total contributed capital and retained earnings	2,872,270	2,808,925
Treasury stock, at cost; 22,110,132 shares held	(1,169,317)	(1,169,165)
Deferred compensation	23,227	23,075
Total shareholders’ equity	1,726,180	1,662,835
Total liabilities and shareholders’ equity	$2,555,794	$2,471,964

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2024 and 2023
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					124,552			124,552
Other comprehensive loss				(1,830)				(1,830)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Deferred compensation						(861)	861	0
Rabbi trust distribution (1)						709	(709)	0
Balance, March 31, 2024	$1,992	$178	$16,466	$(15,230)	$2,868,864	$(1,169,317)	$23,227	$1,726,180

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					86,241			86,241
Other comprehensive income				7,752				7,752
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (2)			(15)			0		(15)
Deferred compensation						(822)	822	0
Rabbi trust distribution (1)						416	(416)	0
Balance, March 31, 2023	$1,992	$178	$16,466	$338	$2,614,083	$(1,169,355)	$23,265	$1,486,967

(1)Distributions of our Class A shares were made from the rabbi trust to three incentive compensation deferral plan participants in 2024 and two in 2023.
(2)Net purchase of treasury stock in 2023 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Management fee received	$664,288	$557,905
Administrative services reimbursements received	209,846	197,632
Service agreement revenue received	6,514	6,359
Net investment income received	15,950	13,746
Commissions paid to agents	(315,059)	(261,812)
Incentive compensation paid to agents	(72,413)	(98,925)
Salaries and wages paid	(82,203)	(75,938)
Pension contribution and employee benefits paid	(54,376)	(20,048)
General operating expenses paid	(80,064)	(80,779)
Administrative services expenses paid	(208,432)	(189,739)
Income taxes recovered (paid)	3,142	(370)
Net cash provided by operating activities	87,193	48,031

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(77,530)	(47,594)
Equity securities	(7,137)	(9,707)
Other investments	0	(3)
Proceeds from investments:
Available-for-sale securities sales	25,922	42,715
Available-for-sale securities maturities/calls	46,926	14,402
Equity securities	6,927	5,430
Other investments	0	151
Purchase of fixed assets	(22,446)	(19,142)
Loans to agents	(2,507)	(903)
Collections on agent loans	2,846	2,325
Net cash used in investing activities	(26,999)	(12,326)

Cash flows from financing activities
Dividends paid to shareholders	(59,377)	(55,419)
Net cash used in financing activities	(59,377)	(55,419)

Net increase (decrease) in cash, cash equivalents, and restricted cash	817	(19,714)
Cash, cash equivalents, and restricted cash beginning of period	144,055	142,090
Cash, cash equivalents, and restricted cash end of period	$144,872	$122,376

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$16,382	$—
Operating lease assets obtained in exchange for lease liabilities	$2,872	$670

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission ("SEC") on February 26, 2024.

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

Recently issued accounting standards and disclosure rules
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported period of profit or loss, and requires entities with a single reporting segment to provide all disclosures required by Topic 280. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update is required to be applied retrospectively to prior periods presented in the financial statements, based on the significant segment expense categories identified and disclosed in the period of adoption. This will have no impact on our financial statements. We are currently evaluating the impact of adoption on our disclosures.

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

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", requiring registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include disclosure of climate-related risks that are reasonably likely to have a material impact on a registrant’s business, results of operations, or financial condition. Disclosures related to significant effects of severe weather events and other natural conditions and amounts related to carbon offsets and renewable energy credits or certificates, are required in the financial statements in certain circumstances. Disclosure requirements will phase in for fiscal years beginning in 2025 and be applied prospectively upon adoption. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending ongoing litigation. We are currently evaluating the impact of adoption on our disclosures.

Other assets
Other assets primarily include limited partnership investments, other loans receivable, held-to-maturity securities, operating lease assets, and other long-term prepaid assets. Limited partnership investments are recorded using the equity method of accounting. Other loans receivable include loans issued to fund real estate development projects supporting revitalization efforts in our community. The loans are carried at unpaid principal balance, including any paid-in-kind interest capitalized as additional principal, if applicable, net of a current expected credit loss allowance. Any current portion of other loans receivable is recorded in prepaid expenses and other current assets. Held-to-maturity securities are carried at amortized cost, net of a current expected credit loss allowance. The allowances are calculated using the estimated value of, and priority rights to, collateral in the event of default or external loss rates based on comparable losses, and considers current market conditions and forecasted information. Changes to the allowances are recognized in earnings as adjustments to net impairment recoveries (losses) or other income (expense) depending on the nature of the asset. Interest on other loans receivable and held-to-maturity securities is recorded primarily in investment income as earned.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three months ended March 31, 2024, we recognized revenue of $15.0 million that was included in the contract liability balance as of December 31, 2023. During the three months ended March 31, 2023, we recognized revenue of $13.3 million that was included in the contract liability balance as of December 31, 2022. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the three months ended March 31:

(in thousands)	2024	2023
Management fee revenue - policy issuance and renewal services	$665,686	$558,090

Management fee revenue - administrative services	16,934	15,189
Administrative services reimbursement revenue	191,567	172,827
Total revenue from administrative services	$208,501	$188,016

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock for the three months ended March 31:

	2024			2023
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$123,532	46,189,014	$2.67	$85,535	46,188,819	$1.85
Dilutive effect of stock-based awards	0	11,989	—	0	7,002	—
Assumed conversion of Class B shares	1,020	6,100,800	—	706	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$124,552	52,301,803	$2.38	$86,241	52,296,621	$1.65
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,020	2,542	$401	$706	2,542	$278

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2024, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$595,295	$0	$591,387	$3,908
Collateralized debt obligations	113,088	0	113,088	0
Commercial mortgage-backed securities	110,880	0	96,303	14,577
Residential mortgage-backed securities	132,787	0	132,787	0
Other debt securities	16,556	0	16,556	0
U.S. Treasury	1,039	0	1,039	0
Total available-for-sale securities	969,645	0	951,160	18,485
Equity securities:
Financial services sector	70,834	500	65,390	4,944
Utilities sector	5,876	0	5,876	0
Energy sector	3,698	0	3,698	0
Consumer sector	4,425	0	2,925	1,500
Technology sector	1,500	0	0	1,500
Industrial sector	221	0	197	24
Communications sector	24	24	0	0
Total equity securities	86,578	524	78,086	7,968
Total	$1,056,223	$524	$1,029,246	$26,453

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$588,688	$0	$584,182	$4,506
Collateralized debt obligations	112,468	0	112,468	0
Commercial mortgage-backed securities	102,720	0	91,726	10,994
Residential mortgage-backed securities	140,055	0	138,521	1,534
Other debt securities	17,310	0	17,310	0
Total available-for-sale securities	961,241	0	944,207	17,034
Equity securities:
Financial services sector	69,900	816	63,750	5,334
Utilities sector	5,810	0	5,810	0
Energy sector	3,901	0	3,901	0
Consumer sector	3,915	0	2,415	1,500
Technology sector	500	0	0	500
Industrial sector	180	0	180	0
Communications sector	47	47	0	0
Total equity securities	84,253	863	76,056	7,334
Total	$1,045,494	$863	$1,020,263	$24,368

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$3	$41	$343	$(302)	$1,622	$(2,305)	$3,908
Commercial mortgage-backed securities	10,994	(254)	94	1,595	0	6,005	(3,857)	14,577
Residential mortgage- backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(256)	111	1,938	(342)	7,627	(7,627)	18,485
Equity securities	7,334	86	—	1,000	0	24	(476)	7,968
Total Level 3 securities	$24,368	$(170)	$111	$2,938	$(342)	$7,651	$(8,103)	$26,453

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(28)	$85	$753	$(645)	$1,498	$(846)	$4,503
Commercial mortgage-backed securities	10,910	(191)	217	589	0	137	(5,247)	6,415
Residential mortgage-backed securities	4,184	(5)	96	0	(87)	33	(4,188)	33
Total available-for-sale securities	18,780	(224)	398	1,342	(732)	1,668	(10,281)	10,951
Equity securities	3,779	(38)	—	958	0	0	0	4,699
Total Level 3 securities	$22,559	$(262)	$398	$2,300	$(732)	$1,668	$(10,281)	$15,650
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

	March 31, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net	$67,448	$63,281	$67,787	$66,445
Other loans receivable, net (1)	10,713	10,713	10,713	10,713
Held-to-maturity securities, net (2)	4,833	4,833	—	—
(1)    The current and long-term portions of other loans receivable are included in the line items "Prepaid expenses and other current assets" and "Other assets, net", respectively, in the Statements of Financial Position.
(2)    Held-to-maturity securities are included in the line item "Other assets, net" in the Statement of Financial Position.

Note 6.  Investments

Fixed maturity securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$606,788	$3,872	$15,365	$595,295
Collateralized debt obligations	114,223	244	1,379	113,088
Commercial mortgage-backed securities	113,857	1,329	4,306	110,880
Residential mortgage-backed securities	148,917	53	16,183	132,787
Other debt securities	17,077	115	636	16,556
U.S. Treasury	1,044	0	5	1,039
Total available-for-sale securities, net	1,001,906	5,613	37,874	969,645
Held-to-maturity securities - states & political subdivisions	4,833	0	0	4,833
Total fixed maturity securities, net	$1,006,739	$5,613	$37,874	$974,478

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$600,639	$4,594	$16,545	$588,688
Collateralized debt obligations	114,400	156	2,088	112,468
Commercial mortgage-backed securities	106,019	1,410	4,709	102,720
Residential mortgage-backed securities	153,633	69	13,647	140,055
Other debt securities	17,862	136	688	17,310
Total available-for-sale securities, net	$992,553	$6,365	$37,677	$961,241

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at March 31, 2024 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$72,252	$71,072
Due after one year through five years	418,035	408,886
Due after five years through ten years	194,162	192,549
Due after ten years	317,457	297,138
Total available-for-sale securities, net (1)	1,001,906	969,645
Held-to-maturity securities - due after ten years	4,833	4,833
Total fixed maturity securities, net	$1,006,739	$974,478
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at March 31, 2024.

The below securities have been evaluated for credit impairment using criteria described within Note 2, "Significant Accounting Policies, of Notes to Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 26, 2024. The gross unrealized losses are primarily attributable to changes in interest rates and are not deemed to be credit-related. We do not have the intent to sell these securities and it is more likely than not that we would not be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$72,273	$728	$318,640	$14,637	$390,913	$15,365	615
Collateralized debt obligations	25,013	52	52,090	1,327	77,103	1,379	136
Commercial mortgage-backed securities	16,051	167	28,294	4,139	44,345	4,306	121
Residential mortgage-backed securities	29,413	754	100,997	15,429	130,410	16,183	169
Other debt securities	3,732	57	7,051	579	10,783	636	36
U.S. Treasury	1,039	5	0	0	1,039	5	1
Total available-for-sale securities	$147,521	$1,763	$507,072	$36,111	$654,593	$37,874	1,078
Quality breakdown of available-for-sale securities:
Investment grade	$132,559	$1,507	$465,791	$32,547	$598,350	$34,054	671
Non-investment grade	14,962	256	41,281	3,564	56,243	3,820	407
Total available-for-sale securities	$147,521	$1,763	$507,072	$36,111	$654,593	$37,874	1,078

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$50,853	$546	$338,322	$15,999	$389,175	$16,545	590
Collateralized debt obligations	3,911	15	87,005	2,073	90,916	2,088	142
Commercial mortgage-backed securities	9,148	157	30,145	4,552	39,293	4,709	108
Residential mortgage-backed securities	30,271	297	101,761	13,350	132,032	13,647	164
Other debt securities	2,084	62	7,475	626	9,559	688	32
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036
Quality breakdown of available-for-sale securities:
Investment grade	$87,774	$807	$517,090	$32,511	$604,864	$33,318	651
Non-investment grade	8,493	270	47,618	4,089	56,111	4,359	385
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on fixed maturity securities and financing receivables for the three months ended March 31:

	2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	164	2,167	172	0
Sales/collections and write-offs	(186)	0	0	0
Balance, end of period	$575	$2,167	$11,253	$957

	2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$249	$—	$3,775	$957
Provision and recoveries	201	—	32	0
Sales/collections and write-offs	(102)	—	(98)	0
Balance, end of period	$348	$—	$3,709	$957

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2024	2023
Available-for-sale securities	$11,613	$9,833
Equity securities	1,218	1,015
Limited partnerships (1)	525	(10,752)
Cash equivalents and other	2,948	2,105
Total investment income	16,304	2,201
Less: investment expenses	401	18
Net investment income	$15,903	$2,183
(1)Limited partnership income (losses) include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2024	2023
Available-for-sale securities:
Gross realized gains	$270	$206
Gross realized losses	(532)	(1,825)
Net realized losses on available-for-sale securities	(262)	(1,619)
Equity securities	2,115	(3,663)
Net realized and unrealized investment gains (losses)	$1,853	$(5,282)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2024	2023
Equity securities:
Net gains (losses) recognized during the period	$2,115	$(3,663)
Less: net gains (losses) recognized on securities sold	67	(2,504)
Net unrealized gains (losses) recognized on securities held at reporting date	$2,048	$(1,159)

Net impairment losses recognized in earnings
Impairments on investments were as follows for the three months ended March 31:

(in thousands)	2024	2023
Available-for-sale securities:
Intent to sell	$(174)	$(1,432)
Credit impaired	(164)	(201)
Total available-for-sale securities	(338)	(1,633)
Held-to-maturity securities - expected credit losses	(2,167)	—
Other loans receivable - expected credit losses	(172)	0
Net impairment losses recognized in earnings	$(2,677)	$(1,633)

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of March 31, 2024, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of March 31, 2024. Investments with a fair value of $117.1 million were pledged as collateral on the line of credit at March 31, 2024. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of March 31, 2024. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at March 31, 2024.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the three months ended March 31, 2024, we reimbursed the Exchange and its subsidiaries for approximately 61% of the annual defined benefit pension income, and the Exchange and its subsidiaries reimbursed us for approximately 34% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $33 million contribution in January 2024. The funded pension plan net benefit asset is presented separately from the unfunded plan as a non-current asset on our Statements of Financial Position.

Pension plan income includes the following components for the three months ended March 31:

(in thousands)	2024	2023
Service cost for benefits earned	$8,651	$7,191
Interest cost on benefit obligation	13,145	12,548
Expected return on plan assets	(20,198)	(17,218)
Prior service cost amortization	389	362
Net actuarial gain amortization	(1,751)	(3,833)
Settlement gain	(249)	—
Pension plan income (1)	$(13)	$(950)
(1)Pension plan income represents total plan income before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan income other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2024 and 2023, our effective tax rate was 20.8% and 21.0%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2024 and the year ended December 31, 2023. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2024 and the year ended December 31, 2023. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2024.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the three months ended March 31:

	2024			2023
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)
OCI (loss) before reclassifications	(1,554)	(326)	(1,228)	10,032	2,107	7,925
Realized investment losses	262	55	207	1,619	340	1,279
Impairment losses	338	71	267	1,633	343	1,290
OCI (loss)	(954)	(200)	(754)	13,284	2,790	10,494
AOCI (loss), end of period	$(32,356)	$(6,795)	$(25,561)	$(53,287)	$(11,190)	$(42,097)

Pension and other postretirement plans:
AOCI, beginning of period	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177
Amortization of prior service costs	389	82	307	362	76	286
Amortization of net actuarial gain	(1,751)	(368)	(1,383)	(3,833)	(805)	(3,028)
OCI (loss)	(1,362)	(286)	(1,076)	(3,471)	(729)	(2,742)
AOCI, end of period	$13,077	$2,746	$10,331	$53,715	$11,280	$42,435

Total
AOCI (loss), beginning of period	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)
Investment securities	(954)	(200)	(754)	13,284	2,790	10,494
Pension and other postretirement plans	(1,362)	(286)	(1,076)	(3,471)	(729)	(2,742)
OCI (loss)	(2,316)	(486)	(1,830)	9,813	2,061	7,752
AOCI (loss), end of period	$(19,279)	$(4,049)	$(15,230)	$428	$90	$338

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $641.7 million and $625.3 million at March 31, 2024 and December 31, 2023, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $100 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2024, outstanding loans executed under this agreement totaled $54.6 million, of which our portion of the loans is $18.5 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2024, our maximum potential amount of future payments on the guaranteed portion is $7.3 million. All loan payments under the participation program are current as of March 31, 2024. On April 23, 2024, we increased the maximum amount of loans to be funded through the agent loan participation program to $150 million.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of March 31, 2024, our maximum potential obligation related to guarantees is $7.8 million.

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

Note 14.  Subsequent Events

Other than increasing the maximum amount of loans to be funded through the agent loan participation program as discussed in Note 13, "Commitments and Contingencies", no items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2023, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2024.

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

RECENT ACCOUNTING STANDARDS AND DISCLOSURE RULES

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of recently issued accounting standards and disclosure rules, and the impact on our financial statements if known.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2024	2023	% Change
	(Unaudited)
Operating income	$138,812	$110,543	25.6%
Total investment income (loss)	15,079	(4,732)	NM
Other income	3,411	3,337	2.2
Income before income taxes	157,302	109,148	44.1
Income tax expense	32,750	22,907	43.0
Net income	$124,552	$86,241	44.4%
Net income per share – diluted	$2.38	$1.65	44.4%
NM = not meaningful

Operating income increased in the first quarter of 2024, compared to the same period in 2023, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 19.3% to $665.7 million in the first quarter of 2024. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2024 and 2023. The direct and affiliated assumed premiums written by the Exchange increased 19.0% to $2.7 billion in the first quarter of 2024, compared to the same period in 2023.

Cost of operations for policy issuance and renewal services increased 17.3% to $550.3 million in the first quarter of 2024, compared to the same period in 2023, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased agent incentive compensation, employee compensation, and agent-related costs.

Management fee revenue for administrative services increased 11.5% to $16.9 million in the first quarter of 2024 compared to the same period in 2023. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $191.6 million in the first quarter of 2024, but had no net impact on operating income.

Total investment income increased $19.8 million in the first quarter of 2024 compared to the same period in 2023 primarily due to an increase in net investment income as well as net realized and unrealized investment gains in 2024 compared to net losses in 2023.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation or supply chain disruptions could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024 for a discussion of the potential impacts to our operations or those of the Exchange.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber’s agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries with respect to all administrative services. We retain a management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities, and allocate our revenues between our performance obligations.

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25% for both 2024 and 2023.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2024 compared to prior years, which did not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations for the three months ended March 31:

(dollars in thousands)	2024	2023	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$2,741,020	$2,303,868	19.0%
Management fee rate	24.40%	24.30%
Management fee revenue	668,809	559,840	19.5
Change in estimate for management fee returned on cancelled policies (1)	(3,123)	(1,750)	(78.5)
Management fee revenue - policy issuance and renewal services	$665,686	$558,090	19.3%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$2,741,020	$2,303,868	19.0%
Management fee rate	0.60%	0.70%
Management fee revenue	16,446	16,127	2.0
Change in contract liability (2)	498	(933)	NM
Change in estimate for management fee returned on cancelled policies (1)	(10)	(5)	NM
Management fee revenue - administrative services	16,934	15,189	11.5
Administrative services reimbursement revenue	191,567	172,827	10.8
Total revenue from administrative services	$208,501	$188,016	10.9%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 19.0% to $2.7 billion in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 7.1% in the first quarter of 2024 compared to 4.4% in the first quarter of 2023.  The year-over-year average premium per policy for all lines of business increased 10.6% at March 31, 2024 compared to 6.4% at March 31, 2023.

Premiums generated from new business increased 32.4% to $449 million in the first quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril, personal auto and homeowners lines. Contributing to this change was a 11.1% increase in new business policies written and a 14.0% increase in year-over-year average premium per policy on new business at March 31, 2024. Premiums generated from new business increased 36.3% to $339 million in the first quarter of 2023 compared to the same period in 2022, primarily driven by increased premium written in the personal auto, homeowners and commercial multi-peril lines. Contributing to this change was a 25.9% increase in new business policies written and a 10.3% increase in year-over-year average premium per policy on new business at March 31, 2023.

Premiums generated from renewal business increased 16.7% to $2.3 billion in the first quarter of 2024 compared to the first quarter of 2023 and increased 11.5% to $2.0 billion in the first quarter of 2023 compared to the first quarter of 2022.  Underlying the trend in renewal business premiums in both periods was a 9.9% increase in year-over-year average premium per policy at March 31, 2024, and 5.8% at March 31, 2023, as well as an increase in year-over-year policies in force of 5.1% and 3.5% in the first quarters of 2024 and 2023, respectively, driven by an increase in the policy retention ratios.

Personal lines – Total personal lines premiums written increased 20.6% to $1.9 billion in the first quarter of 2024, compared to 15.8% in the first quarter of 2023, driven by a 12.0% increase in total personal lines year-over-year average premium per policy and a 7.5% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 15.6% to $874 million in the first quarter of 2024, compared to 12.2% in the first quarter of 2023, driven by a 9.4% increase in total commercial lines year-over-year average premium per policy and a 4.2% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential changes in regulation and inflationary trends, among others. The Exchange's pricing actions taken in 2023 have contributed to its increased average premium per policy in the first quarter of 2024. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services	$665,686	$558,090	19.3%
Service agreement revenue	6,514	6,359	2.4
	672,200	564,449	19.1
Cost of operations - policy issuance and renewal services	550,322	469,095	17.3
Operating income - policy issuance and renewal services	$121,878	$95,354	27.8%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.40% and 24.30% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2024 and 2023, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. Service agreement revenue also includes fees received from the Exchange for the use of shared office space. The increase in service agreement revenue for the three month period ended March 31, 2024 compared to the same period in 2023 is primarily due to an increase in shared office space revenue.

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
	(Unaudited)
Commissions:
Total commissions	$375,760	$308,808	21.7%
Non-commission expense:
Underwriting and policy processing	$48,168	$43,723	10.2%
Information technology	53,490	57,195	(6.5)
Sales and advertising	17,207	12,887	33.5
Customer service	10,080	8,085	24.7
Administrative and other	45,617	38,397	18.8
Total non-commission expense	174,562	160,287	8.9
Total cost of operations - policy issuance and renewal services	$550,322	$469,095	17.3%

Commissions – Commissions increased $67.0 million in the first quarter of 2024 compared to the same period in 2023, primarily driven by the growth in direct and affiliated assumed written premium and an increase in agent incentive compensation. The estimated agent incentive payouts at March 31, 2024 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2024. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios in 2024.

Non-commission expense – Non-commission expense increased $14.3 million in the first quarter of 2024 compared to the first quarter of 2023. Underwriting and policy processing expense increased $4.4 million primarily due to increased underwriting report and personnel costs. Information technology costs decreased $3.7 million primarily due to an increase in capitalized professional fees and personnel costs related to technology initiatives. Sales and advertising expense increased $4.3 million primarily due to increased agent-related costs. Administrative and other costs increased $7.2 million primarily due to an increase in personnel and travel costs.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
	(Unaudited)
Management fee revenue - administrative services	$16,934	$15,189	11.5%
Administrative services reimbursement revenue	191,567	172,827	10.8
Total revenue allocated to administrative services	208,501	188,016	10.9
Administrative services expenses
Claims handling services	167,963	148,200	13.3
Investment management services	8,593	8,745	(1.7)
Life management services	15,011	15,882	(5.5)
Operating income - administrative services	$16,934	$15,189	11.5%

Administrative services
The management fee revenue allocated to administrative services was 0.60% and 0.70% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2024 and 2023, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Cost of administrative services
Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements due from the Exchange and its insurance subsidiaries are recorded as a receivable and settled at cost.

Total investment income (loss)
A summary of the results of our investment operations is as follows for the three months ended March 31:

	2024	2023	% Change
(dollars in thousands)	(Unaudited)
Net investment income	$15,903	$2,183	NM	%
Net realized and unrealized investment gains (losses)	1,853	(5,282)	NM
Net impairment losses recognized in earnings	(2,677)	(1,633)	(63.9)
Total investment income (loss)	$15,079	$(4,732)	NM	%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $13.7 million in the first quarter of 2024, compared to the same period in 2023, primarily due to higher equity in earnings of limited partnerships and an increase in bond income as a result of higher yields. Included in net investment income is $0.5 million of limited partnership earnings in the first quarter of 2024 compared to losses of $10.8 million for the same period in 2023.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the three months ended March 31:

(in thousands)	2024	2023
Securities sold:	(Unaudited)
Available-for-sale securities	$(262)	$(1,619)
Equity securities	67	(2,504)
Change in fair value on remaining equity securities	2,048	(1,159)
Net realized and unrealized investment gains (losses)	$1,853	$(5,282)

Net realized and unrealized gains of $1.9 million during the first quarter of 2024 were primarily due to market value adjustments in the preferred stock portfolio. Net realized and unrealized losses of $5.3 million during the same period in 2023 were primarily due to disposals of equity securities impacted by the banking industry events as well as disposals of available-for-sale securities and market value adjustments on equity securities.

Net impairment losses recognized in earnings
Net impairment losses of $2.7 million in the first quarter of 2024 include $2.2 million of current expected credit losses recognized on held-to-maturity securities. See "Other assets" in Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" for additional information. The first quarter of 2024 also includes $0.3 million related to available-for-sale securities where we had both the intent to sell prior to recovery of our amortized cost basis and credit-related impairment losses. Net impairment losses of $1.6 million in the first quarter of 2023 included $1.4 million of intent to sell related impairments and $0.2 million of credit impairments on available-for-sale securities.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 19.0% to $2.7 billion in the first three months of 2024 compared to the first three months of 2023. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.5 billion at March 31, 2024 and $9.3 billion at December 31, 2023. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 91.2% at both March 31, 2024 and December 31, 2023.

We have prepared our financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. See Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2024	% to total	December 31, 2023	% to total
	(Unaudited)
Available-for-sale securities	$969,645	84%	$961,241	85%
Equity securities	86,578	8	84,253	7
Agent loans (1)	67,448	6	67,787	6
Other investments (2)	28,374	2	23,026	2
Total investments	$1,152,045	100%	$1,136,307	100%
(1)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets" in the Statements of Financial Position.
(2)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets" and "Other assets, net", respectively in the Statements of Financial Position.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule. Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $25.5 million at March 31, 2024, compared to $24.7 million at December 31, 2023.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	March 31, 2024 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$957	$5,366	$5,920	$12,243
Communications	0	2,903	13,660	9,039	12,602	38,204
Consumer	0	1,959	22,861	65,632	41,017	131,469
Diversified	0	0	0	0	119	119
Energy	0	0	5,638	20,734	14,447	40,819
Financial	0	2,041	97,008	122,412	16,146	237,607
Government-municipal (2)	0	0	0	0	4,833	4,833
Industrial	0	0	4,872	18,513	27,488	50,873
Structured securities (3)	139,122	188,164	29,749	15,347	132	372,514
Technology	1,898	0	2,989	22,215	13,348	40,450
U.S. Treasury	0	1,039	0	0	0	1,039
Utilities	0	0	2,703	36,359	5,246	44,308
Total	$141,020	$196,106	$180,437	$315,617	$141,298	$974,478
(1)Ratings are supplied by S&P, Moody’s, and Fitch with the exception of Government-municipal, which is unrated.  The table is based upon the lowest rating for each security.
(2)Includes held-to-maturity securities totaling $4.8 million, which are included in the line item "Other assets, net" in the Statement of Financial Position.
(3)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity securities
Equity securities primarily include nonredeemable preferred stocks and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
Financial services	$70,834	$69,900
Utilities	5,876	5,810
Energy	3,698	3,901
Consumer	4,425	3,915
Technology	1,500	500
Industrial	221	180
Communications	24	47
Total	$86,578	$84,253

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the first quarter of 2024, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for the funding policy and related contribution for our defined benefit pension plan. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the three months ended March 31:

(in thousands)	2024	2023
	(Unaudited)
Net cash provided by operating activities	$87,193	$48,031
Net cash used in investing activities	(26,999)	(12,326)
Net cash used in financing activities	(59,377)	(55,419)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$817	$(19,714)

Net cash provided by operating activities was $87.2 million in the first three months of 2024, compared to $48.0 million for the same period in 2023. Increased cash provided by operating activities was primarily due to an increase in management fees received of $106.4 million driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in agent incentive compensation paid of $26.5 million. This was partially offset by increases in cash paid for agent commissions of $53.2 million driven by premium growth and pension and employee benefits paid of $34.3 million primarily due to a $33.0 million pension contribution in 2024.

Net cash used in investing activities was $27.0 million in the first three months of 2024, compared to $12.3 million for the same period in 2023. In 2024 and 2023, net cash used in investing activities was primarily driven by fixed asset purchases of $22.4 million and $19.1 million, respectively, mostly related to software and home office renovations.

Net cash used in financing activities was $59.4 million in the first three months of 2024, compared to $55.4 million for the same period in 2023, due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2024, compared to 2023. There are no regulatory restrictions on the payment of dividends to our shareholders.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $128.0 million at March 31, 2024, 2) $100 million available bank revolving line of credit, and 3) liquidation of unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $801.1 million at March 31, 2024.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2024, we have access to a $100 million bank revolving line of credit. See Part I, Item 1. "Financial Statements - Note 7, Bank Line of Credit, of Notes to Financial Statements" contained within this report for additional information.

Off-Balance Sheet Arrangements
We have entered into certain contingent obligations for guarantees. See Part I, Item 1. "Financial Statements - Note 13, Commitments and Contingencies, of Notes to Financial Statements" contained within this report for additional information. We do not believe that these obligations will have a material current or future effect on our financial condition, results of operations, or cash flows.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2023 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2024.  See Part I, Item 1. "Financial Statements - Note 5, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices, and other risk exposures for the year ended December 31, 2023 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2024.

The current inflationary environment, rising interest rates, and a potential economic slowdown may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the three months ended March 31, 2024. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, Indemnity filed a Petition for Writ of Certiorari with the Supreme Court of the United Stated. The Petition seeks a determination from the Court that the lower courts improperly denied federal jurisdiction. By order dated February 26, 2024, the United States Supreme Court denied Indemnity's Petition for Writ of Certiorari.

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the “All Writs Act” and the “Anti-Injunction Act.” By filing this complaint, Indemnity seeks to protect the federal court’s prior binding, final judgments in favor of Indemnity and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments. After the denial of certiorari, the district court, by Opinion and Order dated February 28, 2024, granted Indemnity’s motion for a preliminary injunction under the All Writs Act after determining that the gravamen of the plaintiff’s state court action “is the same” as two actions previously dismissed in federal court, that Indemnity would be irreparably harmed if it is forced to relitigate those same issues in state court, plaintiffs had a full and fair opportunity to litigate the same issues in prior litigation, and that an injunction would serve the public interest. The Court’s order preliminarily enjoined the named plaintiffs from pursuing the Erie Ins. Exch. v. Erie Indem. Co. action and enjoined the state court from conducting further proceedings in that action. The court ordered Indemnity to file a motion to convert the preliminary injunction into a permanent injunction, but the court later stayed that order, in light of a notice of appeal filed by plaintiffs.

Indemnity intends to vigorously defend the district court’s order on appeal and to otherwise defend against all allegations and requests for relief sought by plaintiffs.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 13, Commitment and Contingencies, of Notes to Financial Statements".

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending March 31, 2024:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

January 1-31, 2024	—	$—	—	$17,754
February 1-29, 2024	—	—	—	17,754
March 1-31, 2024 (1)	1,238	405.57	—	17,754
Total	1,238	405.57	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates management compensatory plan, contract, or arrangement.
+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	April 25, 2024	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO