Form 10-Q
period 2024-06-30
ERIE INDEMNITY CO
filed 2024-07-25
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 19, 2024.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 19, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating revenue
Management fee revenue - policy issuance and renewal services	$760,886	$633,339	$1,426,572	$1,191,429
Management fee revenue - administrative services	17,051	15,636	33,985	30,825
Administrative services reimbursement revenue	206,028	184,466	397,595	357,293
Service agreement revenue	6,473	6,429	12,987	12,788
Total operating revenue	990,438	839,870	1,871,139	1,592,335

Operating expenses
Cost of operations - policy issuance and renewal services	594,202	521,246	1,144,524	990,341
Cost of operations - administrative services	206,028	184,466	397,595	357,293
Total operating expenses	800,230	705,712	1,542,119	1,347,634
Operating income	190,208	134,158	329,020	244,701

Investment income
Net investment income	16,010	13,535	31,913	15,718
Net realized and unrealized investment (losses) gains	(1,795)	(1,737)	58	(7,019)
Net impairment losses recognized in earnings	(388)	(171)	(3,065)	(1,804)
Total investment income	13,827	11,627	28,906	6,895

Other income	3,292	3,305	6,703	6,642
Income before income taxes	207,327	149,090	364,629	258,238
Income tax expense	43,424	31,238	76,174	54,145
Net income	$163,903	$117,852	$288,455	$204,093

Net income per share
Class A common stock – basic	$3.52	$2.53	$6.19	$4.38
Class A common stock – diluted	$3.13	$2.25	$5.52	$3.90
Class B common stock – basic and diluted	$528	$380	$929	$657

Weighted average shares outstanding – Basic
Class A common stock	46,189,042	46,189,026	46,189,028	46,188,923
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,305,299	52,299,974	52,303,551	52,298,298
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.275	$1.19	$2.55	$2.38
Class B common stock	$191.25	$178.50	$382.50	$357.00

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$163,903	$117,852	$288,455	$204,093

Other comprehensive (loss) income, net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	1,541	(1,746)	787	8,748
Pension and other postretirement plans	(3,434)	(2,742)	(4,510)	(5,484)
Total other comprehensive (loss) income, net of tax	(1,893)	(4,488)	(3,723)	3,264
Comprehensive income	$162,010	$113,364	$284,732	$207,357

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $14,027 and $12,542, respectively)	$170,634	$144,055
Available-for-sale securities	47,734	82,017
Receivables from Erie Insurance Exchange and affiliates, net	708,171	625,338
Prepaid expenses and other current assets	83,529	69,321
Accrued investment income	10,204	9,458
Total current assets	1,020,272	930,189

Available-for-sale securities, net	946,525	879,224
Available-for-sale securities lent	6,125	0
Equity securities	80,128	84,253
Fixed assets, net	469,145	442,610
Agent loans, net	56,813	58,434
Defined benefit pension plan	65,221	34,320
Other assets, net	47,731	42,934
Total assets	$2,691,960	$2,471,964

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$413,205	$353,709
Agent incentive compensation	44,870	68,077
Accounts payable and accrued liabilities	198,689	175,622
Dividends payable	59,377	59,377
Contract liability	41,570	41,210
Deferred executive compensation	8,216	10,982
Securities lending payable	6,345	0
Total current liabilities	772,272	708,977

Defined benefit pension plan	26,591	26,260
Contract liability	20,645	19,910
Deferred executive compensation	16,341	20,936
Deferred income taxes, net	5,192	11,481
Other long-term liabilities	22,106	21,565
Total liabilities	863,147	809,129

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,466
Accumulated other comprehensive loss	(17,123)	(13,400)
Retained earnings	2,973,390	2,803,689
Total contributed capital and retained earnings	2,974,903	2,808,925
Treasury stock, at cost; 22,110,132 shares held	(1,168,297)	(1,169,165)
Deferred compensation	22,207	23,075
Total shareholders’ equity	1,828,813	1,662,835
Total liabilities and shareholders’ equity	$2,691,960	$2,471,964

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2024 and 2023
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					124,552			124,552
Other comprehensive loss				(1,830)				(1,830)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(861)	861	0
Rabbi trust distribution (2)						709	(709)	0
Balance, March 31, 2024	$1,992	$178	$16,466	$(15,230)	$2,868,864	$(1,169,317)	$23,227	$1,726,180
Net income					163,903			163,903
Other comprehensive loss				(1,893)				(1,893)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(518)	518	0
Rabbi trust distribution (2)						1,538	(1,538)	0
Balance, June 30, 2024	$1,992	$178	$16,466	$(17,123)	$2,973,390	$(1,168,297)	$22,207	$1,828,813

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					86,241			86,241
Other comprehensive income				7,752				7,752
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(822)	822	0
Rabbi trust distribution (2)						416	(416)	0
Balance, March 31, 2023	$1,992	$178	$16,466	$338	$2,614,083	$(1,169,355)	$23,265	$1,486,967
Net income					117,852			117,852
Other comprehensive loss				(4,488)				(4,488)
Dividends declared:
Class A $1.19 per share					(54,965)			(54,965)
Class B $178.50 per share					(454)			(454)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(621)	621	0
Rabbi trust distribution (2)						1,596	(1,596)	0
Balance, June 30, 2023	$1,992	$178	$16,466	$(4,150)	$2,676,516	$(1,168,380)	$22,290	$1,544,912

(1)Net purchase of treasury stock includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2024 and 2023.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Management fee received	$1,389,944	$1,162,575
Administrative services reimbursements received	373,908	359,332
Service agreement revenue received	12,989	12,788
Net investment income received	31,590	27,069
Commissions paid to agents	(681,345)	(564,218)
Incentive compensation paid to agents	(80,633)	(106,003)
Salaries and wages paid	(131,226)	(123,501)
Pension contribution and employee benefits paid	(70,588)	(37,460)
General operating expenses paid	(161,102)	(151,975)
Administrative services expenses paid	(385,036)	(362,228)
Income taxes paid	(79,881)	(36,372)
Net cash provided by operating activities	218,620	180,007

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(236,000)	(123,767)
Equity securities	(13,142)	(18,690)
Other investments	(7,000)	(7)
Proceeds from investments:
Available-for-sale securities sales	105,172	78,808
Available-for-sale securities maturities/calls	100,655	28,972
Equity securities	19,929	10,579
Other investments	0	271
Purchase of fixed assets	(50,488)	(45,003)
Loans to agents and other	(4,340)	(4,150)
Collections on agent loans	5,582	4,723
Net cash used in investing activities	(79,632)	(68,264)

Cash flows from financing activities
Dividends paid to shareholders	(118,754)	(110,837)
Net changes in cash collateral for securities lent	6,345	0
Net cash used in financing activities	(112,409)	(110,837)

Net increase in cash, cash equivalents and restricted cash	26,579	906
Cash, cash equivalents and restricted cash beginning of period	144,055	142,090
Cash, cash equivalents and restricted cash end of period	$170,634	$142,996

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$11,163	$—
Operating lease assets obtained in exchange for lease liabilities	$4,663	$3,757

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

Our primary function as attorney-in-fact is to perform policy issuance and renewal services on behalf of the subscribers at the Exchange. We also act as attorney-in-fact on behalf of the subscribers at the Exchange with respect to all claims handling and investment management services, as well as the service provider for all claims handling, life insurance and investment management services for the Exchange's insurance subsidiaries, collectively referred to as "administrative services". Acting as attorney-in-fact in these two capacities is done in accordance with a subscriber's agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints Indemnity as each subscriber's attorney-in-fact to transact certain business on their behalf.  In accordance with the subscriber's agreement for acting as attorney-in-fact in these two capacities, we retain a management fee calculated as a percentage of the direct and affiliated assumed premiums written by the Exchange.

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Note 12, "Concentrations of Credit Risk".

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission ("SEC") on February 26, 2024.

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

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", requiring registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include disclosure of climate-related risks that are reasonably likely to have a material impact on a registrant’s business, results of operations or financial condition. Disclosures related to significant effects of severe weather events and other natural conditions and amounts related to carbon offsets and renewable energy credits or certificates are required in the financial statements in certain circumstances. Disclosure requirements will phase in for fiscal years beginning in 2025 and be applied prospectively upon adoption. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending ongoing litigation. We are currently evaluating the impact of adoption on our disclosures.

Other assets
Other assets primarily include limited partnership investments, other loans receivable, held-to-maturity securities, operating lease assets and other long-term prepaid assets. Limited partnership investments are recorded using the equity method of accounting. Other loans receivable include loans issued to fund real estate development projects supporting revitalization efforts in our community. The loans are carried at unpaid principal balance, including any paid-in-kind interest capitalized as additional principal, if applicable, net of a current expected credit loss allowance. Any current portion of other loans receivable is recorded in prepaid expenses and other current assets. Held-to-maturity securities are carried at amortized cost, net of a current expected credit loss allowance. The allowances are calculated using the estimated value of, and priority rights to, collateral in the event of default or external loss rates based on comparable losses, and considers current market conditions and forecasted information. Changes to the allowances are recognized in earnings as adjustments to net impairment recoveries (losses) or other income (expense) depending on the nature of the asset. Interest on other loans receivable and held-to-maturity securities is recorded primarily in investment income as earned.

Securities lending
Beginning in May 2024 we entered into securities lending transactions, managed by a third-party banking institution, whereby securities are loaned to unaffiliated financial institutions for short periods of time. The securities lending activity is accounted for as a secured borrowing and therefore the securities loaned, primarily fixed maturity securities, are carried as invested assets on our Statement of Financial Position, while the obligation to return the collateral is recorded as a current liability. The cash collateral received at the inception of the loan is reinvested and the related income is recognized in net investment income. Noncash collateral is not recorded in the Statements of Financial Position, as we do not have the right to sell, pledge, or otherwise reinvest the noncash collateral. Collateral received can only be accessed by us if the institution borrowing the securities is in default.

The collateral is required to equal a minimum of 102% of the estimated fair value of the securities loaned, and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the ratio of the collateral held to the estimated fair value of the securities loaned on a daily basis and obtain additional collateral as necessary. A securities lending transaction may be terminated at any time by the borrower or the lender. If terminated, we would repay our securities lending obligations from the sale of reinvested collateral or the proceeds of sales from our investment portfolio, which includes liquid securities.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and six months ended June 30, 2024, we recognized revenue of $11.9 million and $26.9 million, respectively, that was included in the contract liability balance as of December 31, 2023. During the three and six months ended June 30, 2023, we recognized revenue of $10.5 million and $23.8 million, respectively, that was included in the contract liability balance as of December 31, 2022. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Management fee revenue - policy issuance and renewal services	$760,886	$633,339	$1,426,572	$1,191,429

Management fee revenue - administrative services	17,051	15,636	33,985	30,825
Administrative services reimbursement revenue	206,028	184,466	397,595	357,293
Total revenue from administrative services	$223,079	$200,102	$431,580	$388,118

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2024			2023
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$162,561	46,189,042	$3.52	$116,887	46,189,026	$2.53
Dilutive effect of stock-based awards	0	15,457	—	0	10,148	—
Assumed conversion of Class B shares	1,342	6,100,800	—	965	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$163,903	52,305,299	$3.13	$117,852	52,299,974	$2.25
Class B – Basic EPS:
Income available to Class B stockholders	$1,342	2,542	$528	$965	2,542	$380
Class B – Diluted EPS:
Income available to Class B stockholders	$1,342	2,542	$528	$965	2,542	$380

	Six months ended June 30,
	2024			2023
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$286,093	46,189,028	$6.19	$202,422	46,188,923	$4.38
Dilutive effect of stock-based awards	0	13,723	—	0	8,575	—
Assumed conversion of Class B shares	2,362	6,100,800	—	1,671	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$288,455	52,303,551	$5.52	$204,093	52,298,298	$3.90
Class B – Basic EPS:
Income available to Class B stockholders	$2,362	2,542	$929	$1,671	2,542	$657
Class B – Diluted EPS:
Income available to Class B stockholders	$2,361	2,542	$929	$1,671	2,542	$657

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2024, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$612,049	$0	$603,506	$8,543
Collateralized debt obligations	111,857	0	111,857	0
Commercial mortgage-backed securities	123,013	0	97,793	25,220
Residential mortgage-backed securities	127,991	0	127,991	0
Other debt securities	24,449	0	24,449	0
U.S. Treasury	1,025	0	1,025	0
Total available-for-sale securities	1,000,384	0	966,621	33,763
Equity securities:
Financial services sector	65,321	1,537	58,350	5,434
Utilities sector	5,543	0	5,543	0
Energy sector	3,689	0	3,689	0
Consumer sector	3,885	0	2,321	1,564
Technology sector	1,500	0	0	1,500
Industrial sector	190	0	190	0
Total equity securities	80,128	1,537	70,093	8,498
Total	$1,080,512	$1,537	$1,036,714	$42,261
(1)This includes $6.1 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$588,688	$0	$584,182	$4,506
Collateralized debt obligations	112,468	0	112,468	0
Commercial mortgage-backed securities	102,720	0	91,726	10,994
Residential mortgage-backed securities	140,055	0	138,521	1,534
Other debt securities	17,310	0	17,310	0
Total available-for-sale securities	961,241	0	944,207	17,034
Equity securities:
Financial services sector	69,900	816	63,750	5,334
Utilities sector	5,810	0	5,810	0
Energy sector	3,901	0	3,901	0
Consumer sector	3,915	0	2,415	1,500
Technology sector	500	0	0	500
Industrial sector	180	0	180	0
Communications sector	47	47	0	0
Total equity securities	84,253	863	76,056	7,334
Total	$1,045,494	$863	$1,020,263	$24,368

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2024 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2024
Available-for-sale securities:
Corporate debt securities	$3,908	$22	$(20)	$4,496	$(521)	$2,202	$(1,544)	$8,543
Commercial mortgage-backed securities	14,577	(415)	125	210	(5)	11,643	(915)	25,220
Total available-for-sale securities	18,485	(393)	105	4,706	(526)	13,845	(2,459)	33,763
Equity securities	7,968	61	—	1,019	(84)	520	(986)	8,498
Total Level 3 securities	$26,453	$(332)	$105	$5,725	$(610)	$14,365	$(3,445)	$42,261

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$25	$21	$4,839	$(823)	$3,824	$(3,849)	$8,543
Commercial mortgage-backed securities	10,994	(669)	219	1,805	(5)	17,648	(4,772)	25,220
Residential mortgage- backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(649)	216	6,644	(868)	21,472	(10,086)	33,763
Equity securities	7,334	147	—	2,019	(84)	544	(1,462)	8,498
Total Level 3 securities	$24,368	$(502)	$216	$8,663	$(952)	$22,016	$(11,548)	$42,261

Level 3 Assets – 2023 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2023
Available-for-sale securities:
Corporate debt securities	$4,503	$14	$37	$779	$(100)	$1,655	$(1,765)	$5,123
Commercial mortgage-backed securities	6,415	(169)	(117)	866	(185)	329	(606)	6,533
Residential mortgage- backed securities	33	0	0	0	(21)	0	0	12
Total available-for-sale securities	10,951	(155)	(80)	1,645	(306)	1,984	(2,371)	11,668
Equity securities	4,699	31	—	0	0	0	0	4,730
Total Level 3 securities	$15,650	$(124)	$(80)	$1,645	$(306)	$1,984	$(2,371)	$16,398

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(14)	$122	$1,532	$(745)	$3,153	$(2,611)	$5,123
Commercial mortgage-backed securities	10,910	(360)	100	1,455	(185)	466	(5,853)	6,533
Residential mortgage-backed securities	4,184	(5)	96	0	(108)	33	(4,188)	12
Total available-for-sale securities	18,780	(379)	318	2,987	(1,038)	3,652	(12,652)	11,668
Equity securities	3,779	(7)	—	958	0	0	0	4,730
Total Level 3 securities	$22,559	$(386)	$318	$3,945	$(1,038)	$3,652	$(12,652)	$16,398
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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net	$66,280	$60,361	$67,787	$66,445
Other loans receivable, net (1)	10,968	10,968	10,713	10,713
Held-to-maturity securities, net (2)	4,833	4,833	—	—
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

Note 6.  Investments

Fixed maturity securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$621,229	$3,560	$12,740	$612,049
Collateralized debt obligations	112,450	273	866	111,857
Commercial mortgage-backed securities	126,163	986	4,136	123,013
Residential mortgage-backed securities	144,923	58	16,990	127,991
Other debt securities	24,885	180	616	24,449
U.S. Treasury	1,043	0	18	1,025
Total available-for-sale securities, net	1,030,693	5,057	35,366	1,000,384
Held-to-maturity securities - states & political subdivisions	4,833	0	0	4,833
Total fixed maturity securities, net	$1,035,526	$5,057	$35,366	$1,005,217
(1)This includes an estimated fair value of $6.1 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$600,639	$4,594	$16,545	$588,688
Collateralized debt obligations	114,400	156	2,088	112,468
Commercial mortgage-backed securities	106,019	1,410	4,709	102,720
Residential mortgage-backed securities	153,633	69	13,647	140,055
Other debt securities	17,862	136	688	17,310
Total available-for-sale securities, net	$992,553	$6,365	$37,677	$961,241

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at June 30, 2024 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$47,471	$46,768
Due after one year through five years	441,071	433,520
Due after five years through ten years	189,349	188,453
Due after ten years	352,802	331,643
Total available-for-sale securities, net (1) (2)	1,030,693	1,000,384
Held-to-maturity securities - due after ten years	4,833	4,833
Total fixed maturity securities, net	$1,035,526	$1,005,217
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at June 30, 2024.
(2)This includes an estimated fair value of $6.1 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$119,642	$909	$256,352	$11,831	$375,994	$12,740	611
Collateralized debt obligations	32,909	64	30,379	802	63,288	866	116
Commercial mortgage-backed securities	33,653	316	29,248	3,820	62,901	4,136	153
Residential mortgage-backed securities	12,704	308	112,051	16,682	124,755	16,990	166
Other debt securities	6,055	97	6,659	519	12,714	616	37
U.S. Treasury	1,025	18	0	0	1,025	18	1
Total available-for-sale securities	$205,988	$1,712	$434,689	$33,654	$640,677	$35,366	1,084
Quality breakdown of available-for-sale securities:
Investment grade	$185,665	$1,371	$399,444	$30,785	$585,109	$32,156	691
Non-investment grade	20,323	341	35,245	2,869	55,568	3,210	393
Total available-for-sale securities	$205,988	$1,712	$434,689	$33,654	$640,677	$35,366	1,084

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$50,853	$546	$338,322	$15,999	$389,175	$16,545	590
Collateralized debt obligations	3,911	15	87,005	2,073	90,916	2,088	142
Commercial mortgage-backed securities	9,148	157	30,145	4,552	39,293	4,709	108
Residential mortgage-backed securities	30,271	297	101,761	13,350	132,032	13,647	164
Other debt securities	2,084	62	7,475	626	9,559	688	32
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036
Quality breakdown of available-for-sale securities:
Investment grade	$87,774	$807	$517,090	$32,511	$604,864	$33,318	651
Non-investment grade	8,493	270	47,618	4,089	56,111	4,359	385
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on fixed maturity securities and financing receivables:

	Three months ended June 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$575	$2,167	$11,253	$957
Provision and recoveries	79	0	185	0
Sales/collections and write-offs	(151)	0	0	0
Balance, end of period	$503	$2,167	$11,438	$957

	Six months ended June 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	243	2,167	357	0
Sales/collections and write-offs	(337)	0	0	0
Balance, end of period	$503	$2,167	$11,438	$957

	Three months ended June 30, 2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$348	$—	$3,709	$957
Provision and recoveries	22	—	27	0
Sales/collections and write-offs	0	—	0	0
Balance, end of period	$370	$—	$3,736	$957

	Six months ended June 30, 2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$249	$—	$3,775	$957
Provision and recoveries	223	—	59	0
Sales/collections and write-offs	(102)	—	(98)	0
Balance, end of period	$370	$—	$3,736	$957

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities	$12,107	$10,534	$23,720	$20,367
Equity securities	1,199	1,084	2,417	2,099
Limited partnerships (1)	(264)	40	261	(10,712)
Cash equivalents and other	3,389	1,922	6,337	4,027
Total investment income	16,431	13,580	32,735	15,781
Less: investment expenses	421	45	822	63
Net investment income	$16,010	$13,535	$31,913	$15,718
(1)Limited partnership (losses) income include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment (losses) gains
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities:
Gross realized gains	$417	$100	$687	$306
Gross realized losses	(2,792)	(2,196)	(3,324)	(4,021)
Net realized losses on available-for-sale securities	(2,375)	(2,096)	(2,637)	(3,715)
Equity securities	580	359	2,695	(3,304)
Net realized and unrealized investment (losses) gains	$(1,795)	$(1,737)	$58	$(7,019)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Equity securities:
Net gains (losses) recognized during the period	$580	$359	$2,695	$(3,304)
Less: net gains (losses) recognized on securities sold	116	(78)	330	(2,704)
Net unrealized gains (losses) recognized on securities held at reporting date	$464	$437	$2,365	$(600)

Net impairment losses recognized in earnings
Impairments on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities:
Intent to sell	$(124)	$(149)	$(298)	$(1,581)
Credit impaired	(79)	(22)	(243)	(223)
Total available-for-sale securities	(203)	(171)	(541)	(1,804)
Expected credit losses:
Held-to-maturity securities	0	—	(2,167)	—
Other loans receivable	(185)	0	(357)	0
Net impairment losses recognized in earnings	$(388)	$(171)	$(3,065)	$(1,804)

Securities lending transactions
As of June 30, 2024, the fair value of loaned securities, comprised of corporate debt securities, was $6.1 million and the related cash collateral received was $6.3 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Statement of Financial Position. There was no collateral that we are not permitted to sell or repledge and there are no securities lending transactions that extend beyond one year from the reporting date.

If we have to return cash collateral on short notice, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition.

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of June 30, 2024, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of June 30, 2024. Investments with a fair value of $117.0 million were pledged as collateral on the line of credit at June 30, 2024. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of June 30, 2024. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at June 30, 2024.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the six months ended June 30, 2024, we reimbursed the Exchange and its subsidiaries for approximately 60% of the annual defined benefit pension income and 34% of the annual SERP income. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

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

Pension plan income includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost for benefits earned	$8,641	$7,191	$17,292	$14,382
Interest cost on benefit obligation	13,163	12,548	26,308	25,096
Expected return on plan assets	(20,198)	(17,217)	(40,396)	(34,435)
Prior service cost amortization	397	361	786	723
Net actuarial gain amortization	(1,734)	(3,832)	(3,485)	(7,665)
Settlement gain (1)	(1,030)	—	(1,279)	—
Pension plan income (2)	$(761)	$(949)	$(774)	$(1,899)
(1)Settlement accounting was required due to lump sum payments made under the SERP to three former officers in 2024.
(2)Pension plan income represents total plan income before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan income other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. Our effective tax rate was 20.9% for the three and six months ended June 30, 2024 and 21.0% for the three and six months ended June 30, 2023.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2024 and the year ended December 31, 2023. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2024 and the year ended December 31, 2023. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2024.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2024			June 30, 2023
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(32,356)	$(6,795)	$(25,561)	$(53,287)	$(11,190)	$(42,097)
OCI (loss) before reclassifications	(627)	(132)	(495)	(4,477)	(940)	(3,537)
Realized investment losses	2,375	499	1,876	2,096	440	1,656
Impairment losses	203	43	160	171	36	135
OCI (loss)	1,951	410	1,541	(2,210)	(464)	(1,746)
AOCI (loss), end of period	$(30,405)	$(6,385)	$(24,020)	$(55,497)	$(11,654)	$(43,843)

Pension and other postretirement plans:
AOCI, beginning of period	$13,077	$2,746	$10,331	$53,715	$11,280	$42,435
OCI (loss) before reclassifications	(1,731)	(364)	(1,367)	—	—	—
Amortization of prior service costs	397	83	314	361	76	285
Amortization of net actuarial gain	(1,734)	(364)	(1,370)	(3,832)	(805)	(3,027)
Settlement gain	(1,279)	(268)	(1,011)	—	—	—
OCI (loss)	(4,347)	(913)	(3,434)	(3,471)	(729)	(2,742)
AOCI, end of period	$8,730	$1,833	$6,897	$50,244	$10,551	$39,693

Total
AOCI (loss), beginning of period	$(19,279)	$(4,049)	$(15,230)	$428	$90	$338
Investment securities	1,951	410	1,541	(2,210)	(464)	(1,746)
Pension and other postretirement plans	(4,347)	(913)	(3,434)	(3,471)	(729)	(2,742)
OCI (loss)	(2,396)	(503)	(1,893)	(5,681)	(1,193)	(4,488)
AOCI (loss), end of period	$(21,675)	$(4,552)	$(17,123)	$(5,253)	$(1,103)	$(4,150)

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)
OCI (loss) before reclassifications	(2,181)	(458)	(1,723)	5,555	1,167	4,388
Realized investment losses	2,637	554	2,083	3,715	780	2,935
Impairment losses	541	114	427	1,804	379	1,425
OCI	997	210	787	11,074	2,326	8,748
AOCI (loss), end of period	$(30,405)	$(6,385)	$(24,020)	$(55,497)	$(11,654)	$(43,843)

Pension and other postretirement plans:
AOCI, beginning of period	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177
OCI (loss) before reclassifications	(1,731)	(364)	(1,367)	—	—	—
Amortization of prior service costs	786	165	621	723	152	571
Amortization of net actuarial gain	(3,485)	(732)	(2,753)	(7,665)	(1,610)	(6,055)
Settlement gain	(1,279)	(268)	(1,011)	—	—	—
OCI (loss)	(5,709)	(1,199)	(4,510)	(6,942)	(1,458)	(5,484)
AOCI, end of period	$8,730	$1,833	$6,897	$50,244	$10,551	$39,693

Total
AOCI (loss), beginning of period	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)
Investment securities	997	210	787	11,074	2,326	8,748
Pension and other postretirement plans	(5,709)	(1,199)	(4,510)	(6,942)	(1,458)	(5,484)
OCI (loss)	(4,712)	(989)	(3,723)	4,132	868	3,264
AOCI (loss), end of period	$(21,675)	$(4,552)	$(17,123)	$(5,253)	$(1,103)	$(4,150)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $708.2 million and $625.3 million at June 30, 2024 and December 31, 2023, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of June 30, 2024, outstanding loans executed under this agreement totaled $55.9 million, of which our portion of the loans is $18.8 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2024, our maximum potential amount of future payments on the guaranteed portion is $7.5 million. All loan payments under the participation program are current as of June 30, 2024.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of June 30, 2024, our maximum potential obligation related to guarantees is $9.3 million.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our financial condition, results of operations or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our financial condition, results of operations or cash flows.

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:
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

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Operating income	$190,208	$134,158	41.8%	$329,020	$244,701	34.5%
Total investment income	13,827	11,627	18.9	28,906	6,895	NM
Other income	3,292	3,305	(0.4)	6,703	6,642	0.9
Income before income taxes	207,327	149,090	39.1	364,629	258,238	41.2
Income tax expense	43,424	31,238	39.0	76,174	54,145	40.7
Net income	$163,903	$117,852	39.1%	$288,455	$204,093	41.3%
Net income per share – diluted	$3.13	$2.25	39.1%	$5.52	$3.90	41.3%
NM = not meaningful

Operating income increased in both the second quarter and six months ended June 30, 2024, compared to the same periods in 2023, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 20.1% to $760.9 million in the second quarter of 2024 and 19.7% to $1.4 billion for the six months ended June 30, 2024. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2024 and 2023. The direct and affiliated assumed premiums written by the Exchange increased 20.0% to $3.1 billion in the second quarter of 2024 and 19.5% to $5.9 billion for the six months ended June 30, 2024, compared to the same periods in 2023.

Cost of operations for policy issuance and renewal services increased 14.0% to $594.2 million in the second quarter of 2024 and 15.6% to $1.1 billion for the six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased agent incentive compensation and survey and underwriting report costs, partially offset by decreased professional fees. The increase in cost of operations for policy issuance and renewal services for the six months ended June 30, 2024 was also impacted by increased personnel costs.

Management fee revenue for administrative services increased 9.0% to $17.1 million in the second quarter of 2024 and 10.3% to $34.0 million for the six months ended June 30, 2024, compared to the same periods in 2023. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $206.0 million in the second quarter of 2024 and $397.6 million for the six months ended June 30, 2024, but had no net impact on operating income.

Total investment income increased $2.2 million in the second quarter of 2024 and $22.0 million for the six months ended June 30, 2024, compared to the same periods in 2023, primarily due to an increase in net investment income. The increase for the six months ended June 30, 2024 was also driven by net realized and unrealized investment gains compared to net losses in 2023.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation or supply chain disruptions could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024 for a discussion of the potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Over time, net investment income is impacted by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations and cash flows. Various ongoing geopolitical events, the uncertain inflationary environment and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,135,186	$2,613,131	20.0%	$5,876,206	$4,916,999	19.5%
Management fee rate	24.40%	24.30%		24.40%	24.30%
Management fee revenue	764,985	634,991	20.5	1,433,794	1,194,831	20.0
Change in estimate for management fee returned on cancelled policies (1)	(4,099)	(1,652)	NM	(7,222)	(3,402)	NM
Management fee revenue - policy issuance and renewal services	$760,886	$633,339	20.1%	$1,426,572	$1,191,429	19.7%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,135,186	$2,613,131	20.0%	$5,876,206	$4,916,999	19.5%
Management fee rate	0.60%	0.70%		0.60%	0.70%
Management fee revenue	18,811	18,292	2.8	35,257	34,419	2.4
Change in contract liability (2)	(1,747)	(2,646)	34.0	(1,249)	(3,579)	65.1
Change in estimate for management fee returned on cancelled policies (1)	(13)	(10)	(31.8)	(23)	(15)	(54.9)
Management fee revenue - administrative services	17,051	15,636	9.0	33,985	30,825	10.3
Administrative services reimbursement revenue	206,028	184,466	11.7	397,595	357,293	11.3
Total revenue from administrative services	$223,079	$200,102	11.5%	$431,580	$388,118	11.2%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 20.0% to $3.1 billion in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 6.8% in the second quarter of 2024 compared to 5.2% in the second quarter of 2023.  The year-over-year average premium per policy for all lines of business increased 11.9% at June 30, 2024 compared to 7.6% at June 30, 2023.

Premiums generated from new business increased 23.0% to $475 million in the second quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril, homeowners and personal auto lines. Contributing to this change was a 3.6% increase in new business policies written and a 16.0% increase in year-over-year average premium per policy on new business at June 30, 2024. Premiums generated from new business increased 32.6% to $386 million in the second quarter of 2023 compared to the same period in 2022, primarily driven by increased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 19.0% increase in new business policies written and a 10.9% increase in year-over-year average premium per policy on new business at June 30, 2023.

Premiums generated from renewal business increased 19.4% to $2.7 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased 13.8% to $2.2 billion in the second quarter of 2023 compared to the second quarter of 2022.  Underlying the trend in renewal business premiums in both periods was an 11.1% increase in year-over-year average premium per policy at June 30, 2024, and 7.1% at June 30, 2023, as well as an increase in year-over-year policies in force of 5.5% and 3.7% in the second quarters of 2024 and 2023, respectively, driven by an increase in the policy retention ratios.

Personal lines – Total personal lines premiums written increased 22.2% to $2.2 billion in the second quarter of 2024, compared to 17.4% in the second quarter of 2023, driven by a 13.7% increase in total personal lines year-over-year average premium per policy and a 7.1% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 14.7% to $889 million in the second quarter of 2024, compared to 13.6% in the second quarter of 2023, driven by a 9.0% increase in total commercial lines year-over-year average premium per policy and a 4.9% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential changes in regulation and inflationary trends, among others. The Exchange's pricing actions taken in 2023 have contributed to its increased average premium per policy in the second quarter of 2024. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$760,886	$633,339	20.1%	$1,426,572	$1,191,429	19.7%
Service agreement revenue	6,473	6,429	0.7	12,987	12,788	1.6
	767,359	639,768	19.9	1,439,559	1,204,217	19.5
Cost of operations - policy issuance and renewal services	594,202	521,246	14.0	1,144,524	990,341	15.6
Operating income - policy issuance and renewal services	$173,157	$118,522	46.1%	$295,035	$213,876	37.9%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.40% and 24.30% of the direct and affiliated assumed premiums written by the Exchange for both the three and six month periods ended June 30, 2024 and 2023, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers/policyholders for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue also includes fees received from the Exchange for the use of shared office space. The increase in service agreement revenue for the three and six month periods ended June 30, 2024 compared to the same periods in 2023 is primarily due to an increase in shared office space revenue.

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$419,951	$351,144	19.6%	$795,711	$659,952	20.6%
Non-commission expense:
Underwriting and policy processing	$50,733	$46,514	9.1%	$98,901	$90,237	9.6%
Information technology	50,599	54,414	(7.0)	104,089	111,609	(6.7)
Sales and advertising	16,954	16,041	5.7	34,161	28,928	18.1
Customer service	10,346	8,338	24.1	20,426	16,423	24.4
Administrative and other	45,619	44,795	1.8	91,236	83,192	9.7
Total non-commission expense	174,251	170,102	2.4	348,813	330,389	5.6
Total cost of operations - policy issuance and renewal services	$594,202	$521,246	14.0%	$1,144,524	$990,341	15.6%

Commissions – Commissions increased $68.8 million in the second quarter of 2024 and $135.8 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by the growth in direct and affiliated assumed written premium and, to a lesser extent, an increase in agent incentive compensation related to profitable growth. The estimated agent incentive payouts at June 30, 2024 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2024.

Non-commission expense – Non-commission expense increased $4.1 million in the second quarter of 2024 compared to the second quarter of 2023. Underwriting and policy processing expense increased $4.2 million primarily due to increased underwriting report and personnel costs. Information technology costs decreased $3.8 million primarily due to a decrease in professional fees and personnel costs. Customer service costs increased $2.0 million primarily due to increased personnel costs and credit card processing fees.

Non-commission expense increased $18.4 million for the six months ended June 30, 2024 compared to the same period in 2023. Underwriting and policy processing expense increased $8.7 million primarily due to increased underwriting report and personnel costs. Information technology costs decreased $7.5 million primarily due to a decrease in professional fees and personnel costs largely driven by an increase in capitalized labor costs related to technology initiatives. Sales and advertising expense increased $5.2 million primarily due to increased agent-related and advertising costs. Customer service costs increased $4.0 million primarily due to increased personnel costs and credit card processing fees. Administrative and other costs increased $8.0 million primarily due to increased personnel costs, charitable contributions and professional fees.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$17,051	$15,636	9.0%	$33,985	$30,825	10.3%
Administrative services reimbursement revenue	206,028	184,466	11.7	397,595	357,293	11.3
Total revenue allocated to administrative services	223,079	200,102	11.5	431,580	388,118	11.2
Administrative services expenses
Claims handling services	164,324	159,595	3.0	332,287	307,795	8.0
Investment management services	9,052	8,473	6.8	17,645	17,218	2.5
Life management services	32,652	16,398	99.1	47,663	32,280	47.7
Operating income - administrative services	$17,051	$15,636	9.0%	$33,985	$30,825	10.3%

Administrative services
The management fee revenue allocated to administrative services was 0.60% and 0.70% of the direct and affiliated assumed premiums written by the Exchange for both the three and six month periods ended June 30, 2024 and 2023, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$16,010	$13,535	18.3%	$31,913	$15,718	NM	%
Net realized and unrealized investment (losses) gains	(1,795)	(1,737)	(3.4)	58	(7,019)	NM
Net impairment losses recognized in earnings	(388)	(171)	NM	(3,065)	(1,804)	(69.9)
Total investment income	$13,827	$11,627	18.9%	$28,906	$6,895	NM	%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $2.5 million in the second quarter of 2024 and $16.2 million for the six months ended June 30, 2024, compared to the same periods in 2023. The increase in the second quarter of 2024 was primarily due to an increase in bond and cash and cash equivalent income driven by higher yields and rates. The increase for the six months ended June 30, 2024 was primarily due to higher equity in earnings of limited partnerships and an increase in bond income driven by higher yields. Net investment income included $0.3 million of limited partnership losses in the second quarter of 2024 compared to earnings of less than $0.1 million for the same period in 2023, and $0.3 million of limited partnership earnings for the six months ended June 30, 2024 compared to losses of $10.7 million for the same period in 2023.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment (losses) gains is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(2,375)	$(2,096)	$(2,637)	$(3,715)
Equity securities	116	(78)	330	(2,704)
Change in fair value on remaining equity securities	464	437	2,365	(600)
Net realized and unrealized investment (losses) gains	$(1,795)	$(1,737)	$58	$(7,019)

Net realized and unrealized losses of $1.8 million during the second quarter of 2024 were primarily due to disposals of available-for-sale securities. Net realized and unrealized gains of $0.1 million for the six months ended June 30, 2024 were primarily due to market value adjustments in the preferred stock portfolio, mostly offset by losses on disposals of available-for-sale securities. Net realized and unrealized losses during the three and six months ended June 30, 2023 were primarily due to disposals of available-for-sale securities. The six months ended June 30, 2023 also included disposals of equity securities impacted by banking industry events.

Net impairment losses recognized in earnings
Net impairment losses during both the three and six months ended June 30, 2024 and 2023 included both intent to sell and credit-related impairments on available-for-sale securities. The second quarter of 2024 also included $0.2 million related to current expected credit losses on other loans receivable. Net impairment losses during the six months ended June 30, 2024 also included current expected credit losses recognized on held-to-maturity securities of $2.2 million and other loans receivable of $0.4 million. See "Other assets" in Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" for additional information.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 19.5% to $5.9 billion in the first six months of 2024 compared to the first six months of 2023. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.3 billion at both June 30, 2024 and December 31, 2023. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 91.1% at June 30, 2024 and 91.2% at December 31, 2023.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2024	% to total	December 31, 2023	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,000,384	85%	$961,241	85%
Equity securities	80,128	7	84,253	7
Agent loans (2)	66,280	6	67,787	6
Other investments (3)	27,627	2	23,026	2
Total investments	$1,174,419	100%	$1,136,307	100%
(1)This includes $6.1 million of securities lent under a securities lending agreement.
(2)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets" in the Statements of Financial Position.
(3)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets" and "Other assets, net", respectively in the Statements of Financial Position.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule. Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $23.9 million at June 30, 2024, compared to $24.7 million at December 31, 2023.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	June 30, 2024 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$952	$7,128	$5,807	$13,887
Communications	0	5,899	12,543	12,974	12,259	43,675
Consumer	0	1,955	26,445	69,523	40,948	138,871
Diversified	0	0	0	0	119	119
Energy	0	840	5,631	19,657	13,833	39,961
Financial	0	4,235	92,322	126,628	17,332	240,517
Government-municipal (2)	0	0	0	0	4,833	4,833
Industrial	0	0	3,369	19,815	26,999	50,183
Structured securities (3)	149,586	188,151	29,369	14,397	158	381,661
Technology	1,902	0	0	19,596	13,655	35,153
U.S. Treasury	0	1,025	0	0	0	1,025
Utilities	0	0	6,462	40,592	8,278	55,332
Total	$151,488	$202,105	$177,093	$330,310	$144,221	$1,005,217
(1)Ratings are supplied by S&P, Moody’s, and Fitch with the exception of Government-municipal, which is unrated.  The table is based upon the lowest rating for each security.
(2)Includes held-to-maturity securities totaling $4.8 million, which are included in the line item "Other assets, net" in the Statement of Financial Position.
(3)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities.

Equity securities
Equity securities primarily include nonredeemable preferred stocks and are carried at fair value in the Statements of Financial Position with all changes in unrealized gains and losses reflected in the Statements of Operations.

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
Financial services	$65,321	$69,900
Utilities	5,543	5,810
Energy	3,689	3,901
Consumer	3,885	3,915
Technology	1,500	500
Industrial	190	180
Communications	0	47
Total	$80,128	$84,253

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

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for the funding policy and related contribution for our defined benefit pension plan. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

We maintain relationships and cash balances at diversified and well-capitalized financial institutions and have established processes to monitor them. We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our current and future cash requirements.

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, may be illiquid. Additionally, if we require significant amounts of cash on short notice in excess of anticipated cash requirements, or if we are required to return cash collateral in connection with our securities lending program, we may have difficulty selling investments in a timely manner, or be forced to sell at deep discounts. We believe we have sufficient liquidity to meet our needs from sources other than the liquidation of securities.

Cash flow activities
The following table provides condensed cash flow information as follows for the six months ended June 30:

(in thousands)	2024	2023
	(Unaudited)
Net cash provided by operating activities	$218,620	$180,007
Net cash used in investing activities	(79,632)	(68,264)
Net cash used in financing activities	(112,409)	(110,837)
Net increase in cash, cash equivalents and restricted cash	$26,579	$906

Net cash provided by operating activities was $218.6 million for the first six months of 2024, compared to $180.0 million for the same period in 2023. Increased cash provided by operating activities was primarily due to an increase in management fees received of $227.4 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by increases in cash paid for agent commissions of $117.1 million driven by premium growth, income taxes paid of $43.5 million and pension and employee benefits paid of $33.1 million primarily due to a $33.0 million pension contribution in 2024.

Net cash used in investing activities was $79.6 million for the first six months of 2024, compared to $68.3 million for the same period in 2023. In 2024 and 2023, net cash used in investing activities was primarily driven by fixed asset purchases of $50.5 million and $45.0 million, respectively, mostly related to software and home office renovations.

Net cash used in financing activities was $112.4 million for the first six months of 2024, compared to $110.8 million for the same period in 2023, primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2024, compared to 2023. There are no regulatory restrictions on the payment of dividends to our shareholders.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $155.4 million at June 30, 2024, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $814.1 million at June 30, 2024.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2024, we have access to a $100 million bank revolving line of credit. See Part I, Item 1. "Financial Statements - Note 7, Bank Line of Credit, of Notes to Financial Statements" contained within this report for additional information.

Off-Balance Sheet Arrangements
We have entered into certain contingent obligations for guarantees. See Part I, Item 1. "Financial Statements - Note 13, Commitments and Contingencies, of Notes to Financial Statements" contained within this report for additional information. We do not believe that these obligations will have a material current or future effect on our financial condition, results of operations or cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices and other risk exposures for the year ended December 31, 2023 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2024.

The current inflationary environment, rising interest rates and a potential economic slowdown may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the six months ended June 30, 2024. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Erie Indemnity Company ("Indemnity") was named as a defendant in a complaint filed on August 24, 2021, by alleged subscribers of the Erie Insurance Exchange (the "Exchange") in the Court of Common Pleas Civil Division of Allegheny County, Pennsylvania captioned TROY STEPHENSON, CHRISTINA STEPHENSON, SUSAN RUBEL and STEVEN BARNETT, individually and on behalf of all others similarly situated (Plaintiffs) v. Erie Indemnity Company (Defendant).

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

On December 6, 2021, another Complaint was filed in the Court of Common Pleas of Allegheny County, Pennsylvania captioned ERIE INSURANCE EXCHANGE, an unincorporated association, by TROY STEPHENSON, CHRISTINA STEPHENSON and STEVEN BARNETT, trustees ad litem, and alternatively, ERIE INSURANCE EXCHANGE, by TROY STEPHENSON, CHRISTINA STEPHENSON and STEVEN BARNETT, (Plaintiff), v. ERIE INDEMNITY COMPANY, (Defendant).

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

On October 20, 2023, Indemnity filed a Petition for Writ of Certiorari with the Supreme Court of the United States. The Petition sought a determination from the Court that the lower courts improperly denied federal jurisdiction. By order dated February 26, 2024, the United States Supreme Court denied Indemnity's Petition for Writ of Certiorari.

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the “All Writs Act” and the “Anti-Injunction Act.” By filing this complaint, Indemnity seeks to protect the federal court’s prior binding, final judgments in favor of Indemnity and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments. After the denial of certiorari, the district court, by Opinion and Order dated February 28, 2024, granted Indemnity’s motion for a preliminary injunction under the All Writs Act after determining that the gravamen of the plaintiff’s state court action “is the same” as two actions previously dismissed in federal court, that Indemnity would be irreparably harmed if it is forced to relitigate those same issues in state court, plaintiffs had a full and fair opportunity to litigate the same issues in prior litigation, and that an injunction would serve the public interest. The Court’s order preliminarily enjoined the named plaintiffs from pursuing the Erie Ins. Exch. v. Erie Indem. Co. action and enjoined the state court from conducting further proceedings in that action. The court ordered Indemnity to file a motion to convert the preliminary injunction into a permanent injunction. In the meantime, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. As a result of the filing of the appeal, the trial court stayed the order issuing an injunction.

The appeal has been briefed and awaiting further action by the Third Circuit.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending June 30, 2024:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

April 1-30, 2024	—	$—	—	$17,754
May 1-31, 2024 (1)	1,188	385.94	—	17,754
June 1-30, 2024	—	—	—	17,754
Total	1,188	385.94	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*
First Amendment to Erie Indemnity Company Equity Compensation Plan (As Amended and Restated April 26, 2022), dated April 23, 2024. Such exhibit is incorporated by reference to the Appendix A-2 to the Registrant’s Information Statement for the 2024 Annual Meeting of Shareholders filed with the Commission on March 22, 2024.

10.2*
Erie Indemnity Company Amended and Restated Long Term Incentive Plan, dated April 23, 2024. Such exhibit is incorporated by reference to the Appendix B to the Registrant’s Information Statement for the 2024 Annual Meeting of Shareholders filed with the Commission on March 22, 2024.

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

*    Indicates management compensatory plan, contract or arrangement.
+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	July 25, 2024	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO