Form 10-Q
period 2024-09-30
ERIE INDEMNITY CO
filed 2024-10-31
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 25, 2024.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 25, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating revenue
Management fee revenue - policy issuance and renewal services	$769,162	$649,049	$2,195,734	$1,840,478
Management fee revenue - administrative services	17,154	16,151	51,139	46,976
Administrative services reimbursement revenue	206,754	187,118	604,349	544,411
Service agreement revenue	6,816	6,620	19,803	19,408
Total operating revenue	999,886	858,938	2,871,025	2,451,273

Operating expenses
Cost of operations - policy issuance and renewal services	613,007	523,349	1,757,531	1,513,690
Cost of operations - administrative services	206,754	187,118	604,349	544,411
Total operating expenses	819,761	710,467	2,361,880	2,058,101
Operating income	180,125	148,471	509,145	393,172

Investment income
Net investment income	17,322	14,642	49,235	30,360
Net realized and unrealized investment gains (losses)	2,925	(2,227)	2,983	(9,246)
Net impairment losses recognized in earnings	(698)	(113)	(3,763)	(1,917)
Total investment income	19,549	12,302	48,455	19,197

Other income	1,168	3,001	7,871	9,643
Income before income taxes	200,842	163,774	565,471	422,012
Income tax expense	41,012	32,734	117,186	86,879
Net income	$159,830	$131,040	$448,285	$335,133

Net income per share
Class A common stock – basic	$3.43	$2.81	$9.63	$7.20
Class A common stock – diluted	$3.06	$2.51	$8.57	$6.41
Class B common stock – basic and diluted	$515	$422	$1,444	$1,079

Weighted average shares outstanding – Basic
Class A common stock	46,189,059	46,189,037	46,189,038	46,188,962
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,306,514	52,299,369	52,301,001	52,298,655
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.275	$1.19	$3.825	$3.57
Class B common stock	$191.25	$178.50	$573.75	$535.50

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$159,830	$131,040	$448,285	$335,133

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	20,227	(5,902)	21,014	2,846
Pension and other postretirement plans	(1,538)	(2,742)	(6,048)	(8,226)
Total other comprehensive income (loss), net of tax	18,689	(8,644)	14,966	(5,380)
Comprehensive income	$178,519	$122,396	$463,251	$329,753

See accompanying notes to Financial Statements. See Note 11, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $23,547 and $12,542, respectively)	$221,213	$144,055
Available-for-sale securities	48,575	82,017
Receivables from Erie Insurance Exchange and affiliates, net	736,973	625,338
Prepaid expenses and other current assets, net	80,141	69,321
Accrued investment income	10,456	9,458
Total current assets	1,097,358	930,189

Available-for-sale securities, net	1,000,282	879,224
Available-for-sale securities lent	8,135	0
Equity securities	85,346	84,253
Fixed assets, net	480,707	442,610
Agent loans, net	79,829	58,434
Defined benefit pension plan	64,172	34,320
Other assets, net	48,318	42,934
Total assets	$2,864,147	$2,471,964

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$426,341	$353,709
Agent incentive compensation	60,073	68,077
Accounts payable and accrued liabilities	194,649	175,622
Dividends payable	59,377	59,377
Contract liability	42,754	41,210
Deferred executive compensation	15,836	10,982
Securities lending payable	7,905	0
Total current liabilities	806,935	708,977

Defined benefit pension plan	27,757	26,260
Contract liability	21,220	19,910
Deferred executive compensation	24,010	20,936
Deferred income taxes, net	12,777	11,481
Other long-term liabilities	23,493	21,565
Total liabilities	916,192	809,129

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,466
Accumulated other comprehensive income (loss)	1,566	(13,400)
Retained earnings	3,073,843	2,803,689
Total contributed capital and retained earnings	3,094,045	2,808,925
Treasury stock, at cost; 22,110,132 shares held	(1,168,719)	(1,169,165)
Deferred compensation	22,629	23,075
Total shareholders’ equity	1,947,955	1,662,835
Total liabilities and shareholders’ equity	$2,864,147	$2,471,964

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2024
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					124,552			124,552
Other comprehensive loss				(1,830)				(1,830)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(861)	861	0
Rabbi trust distribution (2)						709	(709)	0
Balance, March 31, 2024	$1,992	$178	$16,466	$(15,230)	$2,868,864	$(1,169,317)	$23,227	$1,726,180
Net income					163,903			163,903
Other comprehensive loss				(1,893)				(1,893)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(518)	518	0
Rabbi trust distribution (2)						1,538	(1,538)	0
Balance, June 30, 2024	$1,992	$178	$16,466	$(17,123)	$2,973,390	$(1,168,297)	$22,207	$1,828,813
Net income					159,830			159,830
Other comprehensive income				18,689				18,689
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(422)	422	0
Balance, September 30, 2024	$1,992	$178	$16,466	$1,566	$3,073,843	$(1,168,719)	$22,629	$1,947,955

(1)Net purchase of treasury stock in 2024 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2024.

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

(1)Net purchase of treasury stock in 2023 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2023.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Management fee received	$2,162,259	$1,799,681
Administrative services reimbursements received	557,361	538,943
Service agreement revenue received	19,804	19,367
Net investment income received	49,047	42,579
Commissions paid to agents	(1,067,993)	(889,510)
Incentive compensation paid to agents	(88,299)	(112,968)
Salaries and wages paid	(189,088)	(178,176)
Pension contribution and employee benefits paid	(90,217)	(150,992)
General operating expenses paid	(229,675)	(226,949)
Administrative services expenses paid	(581,527)	(540,834)
Income taxes paid	(123,881)	(68,372)
Net cash provided by operating activities	417,791	232,769

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(373,381)	(206,616)
Equity securities	(25,665)	(26,195)
Other investments	(7,000)	(7)
Proceeds from investments:
Available-for-sale securities sales	156,357	126,361
Available-for-sale securities maturities/calls	152,174	55,772
Equity securities	29,953	14,919
Other investments	0	853
Purchase of fixed assets	(78,202)	(72,101)
Loans to agents and others	(32,317)	(5,473)
Collections on agent loans	7,675	6,757
Net cash used in investing activities	(170,406)	(105,730)

Cash flows from financing activities
Dividends paid to shareholders	(178,132)	(166,256)
Net changes in cash collateral for securities lent	7,905	—
Net cash used in financing activities	(170,227)	(166,256)

Net increase (decrease) in cash, cash equivalents and restricted cash	77,158	(39,217)
Cash, cash equivalents and restricted cash beginning of period	144,055	142,090
Cash, cash equivalents and restricted cash end of period	$221,213	$102,873

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$10,792	$—
Operating lease assets obtained in exchange for lease liabilities	$7,106	$7,674

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission ("SEC") on February 26, 2024.

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

Securities lending
Beginning in May 2024 we entered into securities lending transactions, managed by a third-party banking institution, whereby securities are loaned to unaffiliated financial institutions for short periods of time. The securities lending activity is accounted for as a secured borrowing and therefore the securities loaned, primarily available-for-sale securities, are carried as invested assets on our Statement of Financial Position, while the obligation to return the cash collateral is recorded as a current liability. The cash collateral received at the inception of the loan is reinvested and the related income is recognized in net investment income. Noncash collateral is not recorded in the Statements of Financial Position, as we do not have the right to sell, repledge, or otherwise reinvest the noncash collateral.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Statements of Financial Position. During the three and nine months ended September 30, 2024, we recognized revenue of $8.7 million and $35.6 million, respectively, that was included in the contract liability balance as of December 31, 2023. During the three and nine months ended September 30, 2023, we recognized revenue of $7.7 million and $31.5 million, respectively, that was included in the contract liability balance as of December 31, 2022. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies with annual terms only, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Management fee revenue - policy issuance and renewal services	$769,162	$649,049	$2,195,734	$1,840,478

Management fee revenue - administrative services	17,154	16,151	51,139	46,976
Administrative services reimbursement revenue	206,754	187,118	604,349	544,411
Total revenue from administrative services	$223,908	$203,269	$655,488	$591,387

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2024			2023
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$158,521	46,189,059	$3.43	$129,967	46,189,037	$2.81
Dilutive effect of stock-based awards	0	16,655	—	0	9,532	—
Assumed conversion of Class B shares	1,309	6,100,800	—	1,073	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$159,830	52,306,514	$3.06	$131,040	52,299,369	$2.51
Class B – Basic EPS:
Income available to Class B stockholders	$1,309	2,542	$515	$1,073	2,542	$422
Class B – Diluted EPS:
Income available to Class B stockholders	$1,309	2,542	$515	$1,073	2,542	$422

	Nine months ended September 30,
	2024			2023
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$444,614	46,189,038	$9.63	$332,389	46,188,962	$7.20
Dilutive effect of stock-based awards	0	11,163	—	0	8,893	—
Assumed conversion of Class B shares	3,671	6,100,800	—	2,744	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$448,285	52,301,001	$8.57	$335,133	52,298,655	$6.41
Class B – Basic EPS:
Income available to Class B stockholders	$3,671	2,542	$1,444	$2,744	2,542	$1,079
Class B – Diluted EPS:
Income available to Class B stockholders	$3,670	2,542	$1,444	$2,744	2,542	$1,079

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2024, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$648,513	$0	$644,872	$3,641
Collateralized debt obligations	110,272	0	110,272	0
Commercial mortgage-backed securities	137,355	0	121,595	15,760
Residential mortgage-backed securities	135,175	0	135,175	0
Other debt securities	25,677	0	25,677	0
Total available-for-sale securities	1,056,992	0	1,037,591	19,401
Equity securities:
Financial services sector	71,759	1,025	67,249	3,485
Utilities sector	5,705	0	5,705	0
Energy sector	1,571	0	1,571	0
Consumer sector	4,337	57	2,780	1,500
Technology sector	1,974	0	0	1,974
Total equity securities	85,346	1,082	77,305	6,959
Total	$1,142,338	$1,082	$1,114,896	$26,360
(1)This includes $8.1 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$588,688	$0	$584,182	$4,506
Collateralized debt obligations	112,468	0	112,468	0
Commercial mortgage-backed securities	102,720	0	91,726	10,994
Residential mortgage-backed securities	140,055	0	138,521	1,534
Other debt securities	17,310	0	17,310	0
Total available-for-sale securities	961,241	0	944,207	17,034
Equity securities:
Financial services sector	69,900	816	63,750	5,334
Utilities sector	5,810	0	5,810	0
Energy sector	3,901	0	3,901	0
Consumer sector	3,915	0	2,415	1,500
Technology sector	500	0	0	500
Industrial sector	180	0	180	0
Communications sector	47	47	0	0
Total equity securities	84,253	863	76,056	7,334
Total	$1,045,494	$863	$1,020,263	$24,368

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2024 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2024
Available-for-sale securities:
Corporate debt securities	$8,543	$(166)	$45	$865	$(392)	$1,142	$(6,396)	$3,641
Commercial mortgage-backed securities	25,220	(408)	670	1,102	(28)	1,312	(12,108)	15,760
Total available-for-sale securities	33,763	(574)	715	1,967	(420)	2,454	(18,504)	19,401
Equity securities	8,498	517	—	0	0	0	(2,056)	6,959
Total Level 3 securities	$42,261	$(57)	$715	$1,967	$(420)	$2,454	$(20,560)	$26,360

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$(141)	$66	$5,704	$(1,215)	$4,966	$(10,245)	$3,641
Commercial mortgage-backed securities	10,994	(1,077)	889	2,907	(33)	18,960	(16,880)	15,760
Residential mortgage- backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(1,223)	931	8,611	(1,288)	23,926	(28,590)	19,401
Equity securities	7,334	664	—	2,019	(84)	544	(3,518)	6,959
Total Level 3 securities	$24,368	$(559)	$931	$10,630	$(1,372)	$24,470	$(32,108)	$26,360

Level 3 Assets – 2023 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2023
Available-for-sale securities:
Corporate debt securities	$5,123	$10	$123	$1,661	$(511)	$730	$(3,031)	$4,105
Commercial mortgage-backed securities	6,533	(182)	(56)	0	(366)	1,478	0	7,407
Residential mortgage- backed securities	12	0	0	0	(7)	0	0	5
Total available-for-sale securities	11,668	(172)	67	1,661	(884)	2,208	(3,031)	11,517
Equity securities	4,730	33	—	1,000	0	0	(1,807)	3,956
Total Level 3 securities	$16,398	$(139)	$67	$2,661	$(884)	$2,208	$(4,838)	$15,473

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$(4)	$245	$3,193	$(1,256)	$3,883	$(5,642)	$4,105
Commercial mortgage-backed securities	10,910	(542)	44	1,455	(551)	1,944	(5,853)	7,407
Residential mortgage-backed securities	4,184	(5)	96	0	(115)	33	(4,188)	5
Total available-for-sale securities	18,780	(551)	385	4,648	(1,922)	5,860	(15,683)	11,517
Equity securities	3,779	26	—	1,958	0	0	(1,807)	3,956
Total Level 3 securities	$22,559	$(525)	$385	$6,606	$(1,922)	$5,860	$(17,490)	$15,473
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

	September 30, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net	$91,636	$87,797	$67,787	$66,445
Other loans receivable, net (1)	10,938	10,938	10,713	10,713
Held-to-maturity securities, net (2)	4,833	4,833	—	—
(1)    The current and long-term portions of other loans receivable are included in the line items "Prepaid expenses and other current assets, net" and "Other assets, net", respectively, in the Statements of Financial Position.
(2)    Held-to-maturity securities are included in the line item "Other assets, net" in the Statement of Financial Position.

Note 6.  Investments

Fixed maturity securities
See Note 5, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	September 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$643,288	$11,730	$6,505	$648,513
Collateralized debt obligations	110,641	247	616	110,272
Commercial mortgage-backed securities	136,370	3,555	2,570	137,355
Residential mortgage-backed securities	145,864	292	10,981	135,175
Other debt securities	25,542	573	438	25,677
Total available-for-sale securities, net	1,061,705	16,397	21,110	1,056,992
Held-to-maturity securities - states & political subdivisions	4,833	0	0	4,833
Total fixed maturity securities, net	$1,066,538	$16,397	$21,110	$1,061,825
(1)This includes an estimated fair value of $8.1 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$600,639	$4,594	$16,545	$588,688
Collateralized debt obligations	114,400	156	2,088	112,468
Commercial mortgage-backed securities	106,019	1,410	4,709	102,720
Residential mortgage-backed securities	153,633	69	13,647	140,055
Other debt securities	17,862	136	688	17,310
Total available-for-sale securities, net	$992,553	$6,365	$37,677	$961,241

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at September 30, 2024 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$49,077	$48,447
Due after one year through five years	453,677	456,863
Due after five years through ten years	186,695	188,732
Due after ten years	372,256	362,950
Total available-for-sale securities, net (1) (2)	1,061,705	1,056,992
Held-to-maturity securities - due after ten years	4,833	4,833
Total fixed maturity securities, net	$1,066,538	$1,061,825
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Statement of Financial Position at September 30, 2024.
(2)This includes an estimated fair value of $8.1 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$56,346	$377	$170,974	$6,128	$227,320	$6,505	496
Collateralized debt obligations	39,689	57	19,694	559	59,383	616	102
Commercial mortgage-backed securities	6,367	48	25,992	2,522	32,359	2,570	85
Residential mortgage-backed securities	18,780	82	97,271	10,899	116,051	10,981	152
Other debt securities	1,439	14	5,473	424	6,912	438	29
Total available-for-sale securities	$122,621	$578	$319,404	$20,532	$442,025	$21,110	864
Quality breakdown of available-for-sale securities:
Investment grade	$100,964	$248	$288,847	$18,369	$389,811	$18,617	486
Non-investment grade	21,657	330	30,557	2,163	52,214	2,493	378
Total available-for-sale securities	$122,621	$578	$319,404	$20,532	$442,025	$21,110	864

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$50,853	$546	$338,322	$15,999	$389,175	$16,545	590
Collateralized debt obligations	3,911	15	87,005	2,073	90,916	2,088	142
Commercial mortgage-backed securities	9,148	157	30,145	4,552	39,293	4,709	108
Residential mortgage-backed securities	30,271	297	101,761	13,350	132,032	13,647	164
Other debt securities	2,084	62	7,475	626	9,559	688	32
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036
Quality breakdown of available-for-sale securities:
Investment grade	$87,774	$807	$517,090	$32,511	$604,864	$33,318	651
Non-investment grade	8,493	270	47,618	4,089	56,111	4,359	385
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on fixed maturity securities and financing receivables:

	Three months ended September 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$503	$2,167	$11,438	$957
Provision and recoveries	158	0	474	354
Sales/collections and write-offs	(231)	0	0	0
Balance, end of period	$430	$2,167	$11,912	$1,311

	Nine months ended September 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	401	2,167	831	354
Sales/collections and write-offs	(568)	0	0	0
Balance, end of period	$430	$2,167	$11,912	$1,311

	Three months ended September 30, 2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$370	$—	$3,736	$957
Provision and recoveries	55	—	2	0
Sales/collections and write-offs	(72)	—	0	0
Balance, end of period	$353	$—	$3,738	$957

	Nine months ended September 30, 2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$249	$—	$3,775	$957
Provision and recoveries	278	—	61	0
Sales/collections and write-offs	(174)	—	(98)	0
Balance, end of period	$353	$—	$3,738	$957

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities	$12,891	$11,037	$36,611	$31,404
Equity securities	1,119	1,161	3,536	3,260
Limited partnerships (1)	(127)	(13)	134	(10,725)
Cash equivalents and other	4,010	2,687	10,347	6,714
Total investment income	17,893	14,872	50,628	30,653
Less: investment expenses	571	230	1,393	293
Net investment income	$17,322	$14,642	$49,235	$30,360
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

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities:
Gross realized gains	$1,457	$213	$2,144	$519
Gross realized losses	(1,315)	(2,693)	(4,639)	(6,714)
Net realized gains (losses) on available-for-sale securities	142	(2,480)	(2,495)	(6,195)
Equity securities	2,782	244	5,477	(3,060)
Miscellaneous	1	9	1	9
Net realized and unrealized investment gains (losses)	$2,925	$(2,227)	$2,983	$(9,246)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Equity securities:
Net gains (losses) recognized during the period	$2,782	$244	$5,477	$(3,060)
Less: net gains (losses) recognized on securities sold	146	91	883	(2,636)
Net unrealized gains (losses) recognized on securities held at reporting date	$2,636	$153	$4,594	$(424)

Net impairment losses recognized in earnings
Impairments on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Available-for-sale securities:
Intent to sell	$(1)	$(58)	$(299)	$(1,639)
Credit impaired	(158)	(55)	(401)	(278)
Total available-for-sale securities	(159)	(113)	(700)	(1,917)
Expected credit losses:
Held-to-maturity securities	0	—	(2,167)	—
Agent loans	(354)	0	(354)	0
Other loans receivable	(185)	0	(542)	0
Net impairment losses recognized in earnings	$(698)	$(113)	$(3,763)	$(1,917)

Securities lending transactions
As of September 30, 2024, the fair value of loaned securities, comprised of corporate debt securities, was $8.1 million and the related collateral received was $8.4 million. We received cash collateral of $7.9 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Statement of Financial Position. We also received $0.5 million of non-cash collateral that we are not permitted to sell or repledge, and there are no securities lending transactions that extend beyond one year from the reporting date.

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

Note 7.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 29, 2026. As of September 30, 2024, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of September 30, 2024. Investments with a fair value of $120.2 million were pledged as collateral on the line of credit at September 30, 2024. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Statement of Financial Position as of September 30, 2024. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at September 30, 2024.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the nine months ended September 30, 2024, we reimbursed the Exchange and its subsidiaries for approximately 61% of the annual defined benefit pension income, and the Exchange and its subsidiaries reimbursed us for approximately 34% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

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

Pension plan cost (income) includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Service cost for benefits earned	$8,628	$7,190	$25,920	$21,572
Interest cost on benefit obligation	13,195	12,548	39,503	37,644
Expected return on plan assets	(20,199)	(17,217)	(60,595)	(51,652)
Prior service cost amortization	413	362	1,199	1,085
Net actuarial gain amortization	(1,695)	(3,833)	(5,180)	(11,498)
Settlement gain (1)	(59)	—	(1,338)	—
Pension plan cost (income) (2)	$283	$(950)	$(491)	$(2,849)
(1)Settlement accounting was required due to lump sum payments made under the SERP to four former officers in 2024.
(2)Pension plan cost (income) represents total plan cost (income) before reimbursements between Indemnity and the Exchange and its subsidiaries. The components of pension plan cost (income) other than the service cost components are included in the line item "Other income" in the Statements of Operations, net of reimbursements between Indemnity and the Exchange and its subsidiaries.

Note 9.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2024 and 2023, our effective tax rate was 20.4% and 20.0%, respectively. For the nine months ended September 30, 2024 and 2023, our effective tax rate was 20.7% and 20.6%, respectively.

Note 10.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2024 and the year ended December 31, 2023. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2024 and the year ended December 31, 2023. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2024.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(30,405)	$(6,385)	$(24,020)	$(55,497)	$(11,654)	$(43,843)
OCI (loss) before reclassifications	25,586	5,373	20,213	(10,064)	(2,114)	(7,950)
Realized investment (gains) losses	(142)	(30)	(112)	2,480	521	1,959
Impairment losses	159	33	126	113	24	89
OCI (loss)	25,603	5,376	20,227	(7,471)	(1,569)	(5,902)
AOCI (loss), end of period	$(4,802)	$(1,009)	$(3,793)	$(62,968)	$(13,223)	$(49,745)

Pension and other postretirement plans:
AOCI, beginning of period	$8,730	$1,833	$6,897	$50,244	$10,551	$39,693
OCI (loss) before reclassifications	(606)	(127)	(479)	—	—	—
Amortization of prior service costs	413	87	326	362	76	286
Amortization of net actuarial gain	(1,695)	(356)	(1,339)	(3,833)	(805)	(3,028)
Settlement gain	(59)	(13)	(46)	—	—	—
OCI (loss)	(1,947)	(409)	(1,538)	(3,471)	(729)	(2,742)
AOCI, end of period	$6,783	$1,424	$5,359	$46,773	$9,822	$36,951

Total
AOCI (loss), beginning of period	$(21,675)	$(4,552)	$(17,123)	$(5,253)	$(1,103)	$(4,150)
Investment securities	25,603	5,376	20,227	(7,471)	(1,569)	(5,902)
Pension and other postretirement plans	(1,947)	(409)	(1,538)	(3,471)	(729)	(2,742)
OCI (loss)	23,656	4,967	18,689	(10,942)	(2,298)	(8,644)
AOCI (loss), end of period	$1,981	$415	$1,566	$(16,195)	$(3,401)	$(12,794)

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)
OCI (loss) before reclassifications	23,405	4,915	18,490	(4,509)	(947)	(3,562)
Realized investment losses	2,495	524	1,971	6,195	1,301	4,894
Impairment losses	700	147	553	1,917	403	1,514
OCI	26,600	5,586	21,014	3,603	757	2,846
AOCI (loss), end of period	$(4,802)	$(1,009)	$(3,793)	$(62,968)	$(13,223)	$(49,745)

Pension and other postretirement plans:
AOCI, beginning of period	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177
OCI (loss) before reclassifications	(2,337)	(491)	(1,846)	—	—	—
Amortization of prior service costs	1,199	252	947	1,085	228	857
Amortization of net actuarial gain	(5,180)	(1,088)	(4,092)	(11,498)	(2,415)	(9,083)
Settlement gain	(1,338)	(281)	(1,057)	—	—	—
OCI (loss)	(7,656)	(1,608)	(6,048)	(10,413)	(2,187)	(8,226)
AOCI, end of period	$6,783	$1,424	$5,359	$46,773	$9,822	$36,951

Total
AOCI (loss), beginning of period	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)
Investment securities	26,600	5,586	21,014	3,603	757	2,846
Pension and other postretirement plans	(7,656)	(1,608)	(6,048)	(10,413)	(2,187)	(8,226)
OCI (loss)	18,944	3,978	14,966	(6,810)	(1,430)	(5,380)
AOCI (loss), end of period	$1,981	$415	$1,566	$(16,195)	$(3,401)	$(12,794)

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $737.0 million and $625.3 million at September 30, 2024 and December 31, 2023, respectively, which includes a current expected credit loss allowance of $0.6 million in both periods.

Note 13.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of September 30, 2024, outstanding loans executed under this agreement totaled $110.3 million, of which our portion of the loans is $41.5 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2024, our maximum potential amount of future payments on the guaranteed portion is $13.2 million. All loan payments under the participation program are current as of September 30, 2024.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of September 30, 2024, our maximum potential obligation related to guarantees is $10.2 million.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Operating income	$180,125	$148,471	21.3%	$509,145	$393,172	29.5%
Total investment income	19,549	12,302	58.9	48,455	19,197	NM
Other income	1,168	3,001	(61.1)	7,871	9,643	(18.4)
Income before income taxes	200,842	163,774	22.6	565,471	422,012	34.0
Income tax expense	41,012	32,734	25.3	117,186	86,879	34.9
Net income	$159,830	$131,040	22.0%	$448,285	$335,133	33.8%
Net income per share – diluted	$3.06	$2.51	22.0%	$8.57	$6.41	33.8%
NM = not meaningful

Operating income increased in both the third quarter and nine months ended September 30, 2024, compared to the same periods in 2023, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 18.5% to $769.2 million in the third quarter of 2024 and 19.3% to $2.2 billion for the nine months ended September 30, 2024. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2024 and 2023. The direct and affiliated assumed premiums written by the Exchange increased 18.4% to $3.2 billion in the third quarter of 2024 and 19.1% to $9.0 billion for the nine months ended September 30, 2024, compared to the same periods in 2023.

Cost of operations for policy issuance and renewal services increased 17.1% to $613.0 million in the third quarter of 2024 and 16.1% to $1.8 billion for the nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased personnel costs, agent incentive compensation and underwriting report costs, partially offset by decreased professional fees.

Management fee revenue for administrative services increased 6.2% to $17.2 million in the third quarter of 2024 and 8.9% to $51.1 million for the nine months ended September 30, 2024, compared to the same periods in 2023. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $206.8 million in the third quarter of 2024 and $604.3 million for the nine months ended September 30, 2024, but had no net impact on operating income.

Total investment income increased $7.2 million in the third quarter of 2024 and $29.3 million for the nine months ended September 30, 2024, compared to the same periods in 2023. The results from both periods were primarily due to an increase in net investment income and net realized and unrealized gains in 2024 compared to net losses in 2023.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,162,302	$2,670,186	18.4%	$9,038,508	$7,587,185	19.1%
Management fee rate	24.40%	24.30%		24.40%	24.30%
Management fee revenue	771,602	648,855	18.9	2,205,396	1,843,686	19.6
Change in estimate for management fee returned on cancelled policies (1)	(2,440)	194	NM	(9,662)	(3,208)	NM
Management fee revenue - policy issuance and renewal services	$769,162	$649,049	18.5%	$2,195,734	$1,840,478	19.3%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,162,302	$2,670,186	18.4%	$9,038,508	$7,587,185	19.1%
Management fee rate	0.60%	0.70%		0.60%	0.70%
Management fee revenue	18,974	18,691	1.5	54,231	53,110	2.1
Change in contract liability (2)	(1,796)	(2,529)	29.0	(3,045)	(6,108)	50.2
Change in estimate for management fee returned on cancelled policies (1)	(24)	(11)	NM	(47)	(26)	(80.1)
Management fee revenue - administrative services	17,154	16,151	6.2	51,139	46,976	8.9
Administrative services reimbursement revenue	206,754	187,118	10.5	604,349	544,411	11.0
Total revenue from administrative services	$223,908	$203,269	10.2%	$655,488	$591,387	10.8%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 18.4% to $3.2 billion in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 6.0% in the third quarter of 2024 compared to 6.1% in the third quarter of 2023.  The year-over-year average premium per policy for all lines of business increased 12.8% at September 30, 2024 compared to 8.7% at September 30, 2023.

Premiums generated from new business increased 9.5% to $441 million in the third quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril and homeowners lines. Contributing to this change was a 15.9% increase in year-over-year average premium per policy on new business, somewhat offset by a 4.0% decrease in new business policies written in the third quarter of 2024. Premiums generated from new business increased 39.7% to $403 million in the third quarter of 2023 compared to the same period in 2022, primarily driven by increased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 21.3% increase in new business policies written and a 12.1% increase in year-over-year average premium per policy on new business at September 30, 2023.

Premiums generated from renewal business increased 20.0% to $2.7 billion in the third quarter of 2024 compared to the third quarter of 2023 and increased 14.4% to $2.3 billion in the third quarter of 2023 compared to the third quarter of 2022.  Underlying the trend in renewal business premiums in both periods was an 12.3% increase in year-over-year average premium per policy at September 30, 2024, and 8.1% at September 30, 2023, as well as an increase in year-over-year policies in force of 5.7% and 4.2% in the third quarters of 2024 and 2023, respectively.

Personal lines – Total personal lines premiums written increased 20.1% to $2.3 billion in the third quarter of 2024, compared to 19.6% in the third quarter of 2023, driven by a 14.7% increase in total personal lines year-over-year average premium per policy and a 6.2% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 13.9% to $828 million in the third quarter of 2024, compared to 12.4% in the third quarter of 2023, driven by a 9.3% increase in total commercial lines year-over-year average premium per policy and a 4.8% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential changes in regulation and inflationary trends, among others. The Exchange's pricing actions taken in 2023 have contributed to its increased average premium per policy at September 30, 2024. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$769,162	$649,049	18.5%	$2,195,734	$1,840,478	19.3%
Service agreement revenue	6,816	6,620	3.0	19,803	19,408	2.0
	775,978	655,669	18.3	2,215,537	1,859,886	19.1
Cost of operations - policy issuance and renewal services	613,007	523,349	17.1	1,757,531	1,513,690	16.1
Operating income - policy issuance and renewal services	$162,971	$132,320	23.2%	$458,006	$346,196	32.3%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.40% and 24.30% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine month periods ended September 30, 2024 and 2023, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$420,516	$354,169	18.7%	$1,216,227	$1,014,121	19.9%
Non-commission expense:
Underwriting and policy processing	$51,449	$46,387	10.9%	$150,350	$136,624	10.0%
Information technology	54,825	51,201	7.1	158,914	162,810	(2.4)
Sales and advertising	18,725	14,355	30.4	52,886	43,283	22.2
Customer service	11,300	8,643	30.7	31,726	25,066	26.6
Administrative and other	56,192	48,594	15.6	147,428	131,786	11.9
Total non-commission expense	192,491	169,180	13.8	541,304	499,569	8.4
Total cost of operations - policy issuance and renewal services	$613,007	$523,349	17.1%	$1,757,531	$1,513,690	16.1%

Commissions – Commissions increased $66.3 million in the third quarter of 2024 and $202.1 million for the nine months ended September 30, 2024 compared to the same periods in 2023, primarily driven by the growth in direct and affiliated assumed written premium and, to a lesser extent, an increase in agent incentive compensation related to the profitability component. The estimated agent incentive payouts at September 30, 2024 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2024.

Non-commission expense – Non-commission expense increased $23.3 million in the third quarter of 2024 compared to the third quarter of 2023. Underwriting and policy processing expense increased $5.1 million primarily due to increased underwriting report and personnel costs. Information technology costs increased $3.6 million primarily due to an increase in hardware and software costs and personnel costs, partially offset by a decrease in professional fees. Sales and advertising expense increased $4.4 million primarily due to increased costs from community development initiatives and agent-related costs. Administrative and other costs increased $7.6 million primarily due to increased personnel costs.

Non-commission expense increased $41.7 million for the nine months ended September 30, 2024 compared to the same period in 2023. Underwriting and policy processing expense increased $13.7 million primarily due to increased underwriting report and personnel costs. Information technology costs decreased $3.9 million primarily due to a decrease in professional fees, partially offset by an increase in hardware and software costs. Sales and advertising expense increased $9.6 million primarily due to increased agent-related costs and costs from community development initiatives. Customer service costs increased $6.7 million primarily due to increased personnel costs and credit card processing fees. Administrative and other costs increased $15.6 million primarily due to increased personnel costs, professional fees and charitable contributions.

Personnel costs in both the third quarter and nine months ended September 30, 2024 were impacted by increased compensation including higher estimated costs for incentive plan awards compared to 2023. Increases in incentive plan costs in both periods were primarily driven by a higher company stock price at September 30, 2024 compared to September 30, 2023.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$17,154	$16,151	6.2%	$51,139	$46,976	8.9%
Administrative services reimbursement revenue	206,754	187,118	10.5	604,349	544,411	11.0
Total revenue allocated to administrative services	223,908	203,269	10.2	655,488	591,387	10.8
Administrative services expenses
Claims handling services	179,526	163,164	10.0	511,813	470,959	8.7
Investment management services	9,718	9,148	6.2	27,363	26,366	3.8
Life management services	17,510	14,806	18.3	65,173	47,086	38.4
Operating income - administrative services	$17,154	$16,151	6.2%	$51,139	$46,976	8.9%

Administrative services
The management fee revenue allocated to administrative services was 0.60% and 0.70% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine month periods ended September 30, 2024 and 2023, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$17,322	$14,642	18.3%	$49,235	$30,360	62.2%
Net realized and unrealized investment gains (losses)	2,925	(2,227)	NM	2,983	(9,246)	NM
Net impairment losses recognized in earnings	(698)	(113)	NM	(3,763)	(1,917)	(96.3)
Total investment income	$19,549	$12,302	58.9%	$48,455	$19,197	NM %
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $2.7 million in the third quarter of 2024 and $18.9 million for the nine months ended September 30, 2024, compared to the same periods in 2023. The increase in the third quarter of 2024 was primarily due to an increase in bond and cash and cash equivalent income driven by higher bond yields and higher average holdings. The increase for the nine months ended September 30, 2024 was primarily due to higher equity in earnings of limited partnerships and an increase in bond income driven by higher yields and average holdings. Net investment income included $0.1 million of limited partnership losses in the third quarter of 2024 compared to losses of less than $0.1 million for the same period in 2023, and $0.1 million of limited partnership earnings for the nine months ended September 30, 2024 compared to losses of $10.7 million for the same period in 2023.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$142	$(2,480)	$(2,495)	$(6,195)
Equity securities	146	91	883	(2,636)
Change in fair value on remaining equity securities	2,636	153	4,594	(424)
Miscellaneous	1	9	1	9
Net realized and unrealized investment gains (losses)	$2,925	$(2,227)	$2,983	$(9,246)

Net realized and unrealized gains of $2.9 million during the third quarter of 2024 were primarily due to market value adjustments in the preferred stock portfolio. Net realized and unrealized gains of $3.0 million for the nine months ended September 30, 2024 were primarily due to market value adjustments in the preferred stock portfolio, partially offset by losses on disposals of available-for-sale securities. Net realized and unrealized losses during the three and nine months ended September 30, 2023 were primarily due to disposals of available-for-sale securities. The nine months ended September 30, 2023 also included disposals of equity securities impacted by banking industry events.

Net impairment losses recognized in earnings
Net impairment losses during the three and nine months ended September 30, 2024 and 2023 included both intent to sell and credit-related impairments on available-for-sale securities as well as current expected credit losses on agent loans and other loans receivable. The nine months ended September 30, 2024 also included current expected credit losses recognized on held-to-maturity securities of $2.2 million. See "Other assets" in Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" for additional information.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2023, only approximately 12% of insurance groups, in which the Exchange is included, are rated A+ or higher. On August 8, 2024, while our A+ "Superior" rating was reaffirmed, the financial strength rating outlook was revised from stable to negative. The outlook was primarily driven by the Exchange’s recent profitability challenges from rising loss cost pressures and increased weather-related activity, and the related surplus impact. The outlook acknowledged that while actions have been implemented to address the challenges, the timing lag related to the most significant action, rate increases, could result in interim challenges until such time as the rate increases are earned and the full beneficial impact is realized.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 19.1% to $9.0 billion in the first nine months of 2024 compared to the first nine months of 2023. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.2 billion and $9.3 billion at September 30, 2024 and December 31, 2023, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 90.8% at September 30, 2024 and 91.2% at December 31, 2023.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2024	% to total	December 31, 2023	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,056,992	84%	$961,241	85%
Equity securities	85,346	7	84,253	7
Agent loans (2)	91,636	7	67,787	6
Other investments (3)	27,262	2	23,026	2
Total investments	$1,261,236	100%	$1,136,307	100%
(1)This includes $8.1 million of securities lent under a securities lending agreement.
(2)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets, net" in the Statements of Financial Position.
(3)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets, net" and "Other assets, net", respectively in the Statements of Financial Position.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule. Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on fixed maturities, net of deferred taxes, totaled $3.7 million at September 30, 2024, compared to $24.7 million at December 31, 2023.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by industry sector and rating as of:

(in thousands)	September 30, 2024 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$976	$5,321	$5,307	$11,604
Communications	0	6,035	12,822	13,808	12,355	45,020
Consumer	0	2,010	33,322	70,279	42,361	147,972
Diversified	0	0	0	0	234	234
Energy	0	879	5,798	20,300	14,673	41,650
Financial	0	4,320	99,831	131,533	18,849	254,533
Government-municipal (2)	0	0	0	0	4,833	4,833
Industrial	0	0	3,444	21,552	27,354	52,350
Structured securities (3)	168,562	191,472	28,175	13,221	1,015	402,445
Technology	1,951	0	0	19,604	13,282	34,837
Utilities	0	0	11,186	43,654	11,507	66,347
Total	$170,513	$204,716	$195,554	$339,272	$151,770	$1,061,825
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
Financial services	$71,759	$69,900
Utilities	5,705	5,810
Energy	1,571	3,901
Consumer	4,337	3,915
Technology	1,974	500
Industrial	0	180
Communications	0	47
Total	$85,346	$84,253

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the first nine months of 2024, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until October 2026. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 26, 2024.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the nine months ended September 30:

(in thousands)	2024	2023
	(Unaudited)
Net cash provided by operating activities	$417,791	$232,769
Net cash used in investing activities	(170,406)	(105,730)
Net cash used in financing activities	(170,227)	(166,256)
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,158	$(39,217)

Net cash provided by operating activities was $417.8 million for the first nine months of 2024, compared to $232.8 million for the same period in 2023. Increased cash provided by operating activities was primarily due to an increase in management fees received of $362.6 million driven by growth in direct and affiliated assumed premiums written by the Exchange, a decrease in pension and employee benefits paid of $60.8 million due to lower pension contributions, and a decrease in incentive compensation paid to agents of $24.7 million. Pension contributions totaled $33.0 million in 2024 compared to $95.0 million in 2023. Partially offsetting the increased cash provided by operating activities was an increase in cash paid for agent commissions of $178.5 million driven by premium growth and income taxes paid of $55.5 million.

Net cash used in investing activities was $170.4 million for the first nine months of 2024, compared to $105.7 million for the same period in 2023. Increased cash used in investing activities was primarily due to an increase in purchases of available-for-sale securities of $166.8 million and loans to agents and others of $26.8 million, partially offset by an increase in sales and maturities/calls of available-for-sale securities of $126.4 million.

Net cash used in financing activities was $170.2 million for the first nine months of 2024, compared to $166.3 million for the same period in 2023, primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2024, compared to 2023. There are no regulatory restrictions on the payment of dividends to our shareholders.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $195.5 million at September 30, 2024, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $863.7 million at September 30, 2024.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2024, we have access to a $100 million bank revolving line of credit. See Part I, Item 1. "Financial Statements - Note 7, Bank Line of Credit, of Notes to Financial Statements" contained within this report for additional information.

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

The current inflationary environment, ongoing geopolitical risks and a potential economic slowdown may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the nine months ended September 30, 2024. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The appeal has been briefed and awaiting further action by the Third Circuit. Oral argument on the appeal was held on October 29, 2024, before a three-judge panel of the Third Circuit.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending September 30, 2024:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

July 1-31, 2024	—	$—	—	$17,754
August 1-31, 2024 (1)	841	436.27	—	17,754
September 1-30, 2024	—	—	—	17,754
Total	841	436.27	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 31, 2024	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO