Form 10-K
period 2024-12-31
ERIE INDEMNITY CO
filed 2025-02-27
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $9.1 billion of Class A non-voting common stock as of June 30, 2024. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

PART I
ITEM 1.     BUSINESS

General
Erie Indemnity Company ("Indemnity", "we", "us", "our") is a publicly held Pennsylvania business corporation that has since its incorporation in 1925 served as the attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange ("Exchange").  The Exchange, which also commenced business in 1925, is a Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance. The Exchange has wholly owned property and casualty insurance subsidiaries including: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company ("EFL").

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

Business Segments
We operate under a single reportable segment: management operations. Financial information about this segment is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data - Note 4, Segment Information, of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results for our single operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Services
The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2024 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2024 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2024 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2024 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and affiliated assumed written premiums tend to be greater in the second and third quarters than in the first and fourth quarters of the calendar year.

The Exchange is represented by independent agencies that serve as its sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are an integral part of the Exchange's success.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 16, Concentrations of Credit Risk, of Notes to Consolidated Financial Statements" contained within this report. See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report.

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

Our employee value proposition includes a culture that focuses on physical, financial, and emotional well-being. We strive to maintain a positive employee experience through a continuous listening approach that seeks employee feedback through various mechanisms such as periodic pulse surveys and all-employee forums. We offer competitive pay with a signature and affordable benefits package including options designed to meet the unique needs of our employees and their families. Employees have access to an employee assistance plan, mental and emotional well-being resources, emergency child and elder care providers, adoption assistance, and infertility assistance, among others. In 2024, we were recognized as a Best Employers: Excellence in Health & Well-being by the Business Group on Health for our commitment to advancing employee well-being for the 15th consecutive year. We hold a shared responsibility view of retirement planning whereby we provide tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) savings plan and a noncontributory defined benefit pension plan. We encourage a work/life balance for all employees and recognize the need for employee flexibility by offering an allowance of remote work days to use throughout the year.

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

We recognize the importance of diverse backgrounds and experiences and are committed to providing equal employment opportunity for all employees. Our recruiting strategy includes access to multiple talent channels. We work to expand our pool of potential talent to include an array of skills, backgrounds, and experiences. We also offer a Future Focus internship program that provides opportunities for college students to gain relevant and real-world business experience in the insurance industry as well as an apprentice program to create a bridge for talent from high schools and community colleges into our workforce. We are also intentional about leveraging talent from the neuro diverse population, engaging individuals to support various enterprise initiatives. Additionally, we foster an inclusive workplace through the endorsement of nine affinity networks and five business resource groups. Affinity networks are employee-driven groups designed to foster greater awareness and a culture of inclusion. Business resource groups address business issues by aligning cross-functional teams of employees to our business strategy, providing a broader approach to problem-solving and innovation.

Workforce Metrics
We used the following human capital metrics as part of managing our business for the years ended December 31:

	2024	2023	2022
Workforce size
Full-time (1)	6,715	6,481	5,970
Part-time	26	24	23
Temporary (2)	60	51	45
Turnover (3)	8.2%	9.0%	11.2%
Voluntary	4.8%	4.8%	6.9%
Retirements	2.3%	2.8%	3.6%
Average tenure (4)	10.6	10.4	11.7

(1) Includes approximately 50% of employees who provide claims and life insurance management services exclusively for the Exchange and its insurance subsidiaries for all periods presented. The Exchange and its insurance subsidiaries reimburse us monthly for the cost of these services.
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

The management fee rate is set at least annually by our Board of Directors and may not exceed 25% of the direct and affiliated assumed premiums written by the Exchange. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected.

Serving as the attorney-in-fact for subscribers in the reciprocal insurance exchange structure with the Exchange being our sole customer, the growth of the Exchange could directly affect our operating revenue, which is largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. If the Exchange's ability to grow or renew policies or implement rate changes were adversely impacted, the premium revenue of the Exchange could be adversely affected, which could reduce our management fee revenue. The circumstances or events that might impair the Exchange's ability to grow include, but are not limited to, the items discussed below.

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

The direct written premium of the Exchange is impacted by the premium rates charged for policies. The Exchange writes policies almost exclusively with annual terms, therefore, premium rate actions take 12 months to be fully recognized in written premium. The Exchange also writes certain personal auto policies with a rate locking feature. These product features generally extend the amount of time it takes for premium rate actions to be recognized related to these policies, affecting the premium revenue of the Exchange, and consequently our management fee.

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

The Exchange maintains a brand recognized for customer service, which is the result of Indemnity's management of the Exchange in accordance with the subscriber's agreement. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service providers may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, who are increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange’s ability to maintain and/or grow its customer base. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers (policyholders), an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to service its customers. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs, and reputational damage. Similarly, the Exchange’s brand could be tarnished by reactions to business practices, adverse financial developments, perceptions of our corporate governance, how we address employee matters and concerns, environmental, social and governance (ESG) initiatives, or the conduct of our employees, officers and directors. Failure to satisfy expectations in these areas may result in negative publicity or other adverse outcomes, which could be aggravated as the expectations of consumers, regulators and other stakeholders evolve and as social media and other forms of modern communication rapidly magnify reactions. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

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

The uncertainty of risks that emerge upon the occurrence of significant unexpected events, such as pandemics, or unexpected economic or social inflation caused by supply chain issues, changes in tariffs, societal trends, or otherwise, may cause additional challenges in the process of estimating loss and loss adjustment expense reserves or premiums to accommodate future claims and expenses. For example, the behavior of claimants and policyholders and the timing and amounts of claims settlements may change in unexpected ways, including increased attorney involvement and third-party litigation financing, which could result in large jury awards. Furthermore, actions taken by governmental bodies, both legislative and regulatory, in reaction to significant unexpected events, and their related impacts, are hard to predict. Technology advancements, such as electric and autonomous vehicles, could impact frequency or severity of losses. The models that are used to determine appropriate premium levels, forecast future losses and expenses, estimate loss and loss adjustment expense reserves, and assess financial strength may be created or deployed in a manner that results in inaccurate predictions. Additionally, as the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premium and another 12 months to earn the increased or decreased premiums in full. The Exchange also writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for premium rate actions to be recognized related to these policies. These risks may result in changes to the Exchange's estimated level of loss and loss adjustment expense reserves or impact the adequacy of premiums to accommodate future claims and expenses.

As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. In some instances, these emerging issues may not become apparent for some time after the Exchange has issued the affected insurance policies. As a result, the full extent of liability under the Exchange's insurance policies may not be known for many years after the policies are issued. These issues may adversely affect the Exchange's business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. If there were legislative action in response to a pandemic or other significant unexpected event that retroactively mandated coverage irrespective of terms, exclusions or other conditions included in policies that would otherwise preclude coverage, it could have a material impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange's insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes are inherently uncertain. Changing climate conditions have created additional uncertainty regarding the future trends in the frequency and severity of natural disasters. Increases in the insured value and geographic concentration of exposures, as well as the impact of inflation, may increase the severity of catastrophe losses. A single catastrophic occurrence or aggregation of multiple smaller occurrences within the geographical region of the Exchange or its assumed property reinsurance portfolio could adversely affect the financial condition of the Exchange. Man-made disasters such as terrorist attacks and riots could also cause losses from insurance claims related to the property and casualty insurance operations, which could adversely affect its financial condition.

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

Commissions to independent agents are our largest expense. Commissions include scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving certain targeted measures. Changes to commission rates or incentive programs may result in increased future costs and lower profitability. Our agent incentive compensation includes a profitability component. If claims frequency and loss expenses were to decrease significantly as a result of an unexpected event, such as a pandemic, the profitability component of our agent incentive compensation would improve, and our agent compensation costs would increase. Our second largest expense category includes employee costs such as salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control, such as inflation, are indicators that employee costs could increase, which could reduce our profitability or impact our personnel strategy. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance, and changes in retirement patterns, which are beyond our control, and any related future cost increases could reduce our profitability.

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

Our success also depends on our ability to attract, develop, and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate talent could have an adverse effect on our business performance. Additionally, failure to recognize, evaluate, and respond to changing workforce trends including current labor market conditions and new ways of managing in hybrid work environments, or failure to execute proactive retention and replacement strategies could also have an adverse effect on our business performance. Furthermore, failure to instill appropriate cultural expectations and behavioral norms within our employees, particularly in a hybrid work environment, could damage our reputation. Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees in actuarial, finance, human resources, law, risk management and information technology, including artificial intelligence and data analytics, are also essential to support our core functions.

If we are unable to effectively maintain system availability or manage technology initiatives, we may experience adverse financial consequences and/or may be unable to compete effectively.

Our business is highly dependent upon the effectiveness of our technology and information systems which support key functions of our core business operations, including processing applications and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data. Additionally, the Exchange relies heavily on technology systems for processing claims. In order to support our business processes and strategic initiatives in a cost and resource efficient manner, we must maintain the effectiveness of existing technology systems and continue to identify and develop new, and enhance existing, technology systems. As we invest in the development of our systems, costs and completion times could exceed original estimates, and/or the project may not deliver the anticipated benefit or perform as expected. If we do not effectively and efficiently manage new technology initiatives, maintain existing systems, or attract and retain qualified information technology employees and contract personnel to support them, our ability to serve our customers and implement our strategic initiatives could be adversely impacted.

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

If we experience difficulties with technology, data or network security, including those that could result from cyber attacks, third-party relationships or cloud-based relationships, our ability to conduct our business could be adversely impacted.

In the normal course of business, we collect, use, store and where appropriate, disclose data concerning individuals and businesses. We also conduct business using third parties who may provide software, data storage, cloud-based computing and other technology services. Our systems regularly face cyber threats, which can create significant risks such as destruction of systems or data, denial or interruption of service, disruption of transaction execution, loss or exposure of customer data, theft or exposure of our intellectual property, theft of funds or disruption of other important business functions. Even with appropriate governance and controls, the use of artificial intelligence may increase our exposure to cyber threats. Our interactions with, and reliance upon, third parties expose us to increased risk related to data security, service disruptions or effectiveness of our control system, particularly as we increase our reliance on cloud-based computing and software-as-a-service from third parties to operate our business. If we experience service disruptions or need to replace essential third-party software or services, we may not be able to find a viable alternative, or alternatives may be costly and/or require significant time and resources to integrate with our systems, which could negatively impact our operations or financial results.

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

The number, complexity, and sophistication of cyber threats continue to increase over time. Rapid technological advancements can also introduce new risks related to data security and operational efficiency. As we continue to adapt our internal processes and systems to these rapidly evolving threats, we may be required to make certain judgments about additional investments in these areas that we believe will protect us from cybersecurity risks, which may not be effective. While we also maintain cyber liability insurance to mitigate the financial risk around cyber incidents, such insurance may not cover all costs associated with the consequences of information or systems being compromised, and such insurance may become prohibitively expensive to maintain. Additionally, while we have dedicated resources with security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough or may fail to sufficiently remediate an incident. Similarly, if our third-party service providers experience a cyber incident, they may fail to report, or timely report, the incident to us. As a result, we may suffer significant legal, reputational, or financial losses, which could adversely affect our business, cash flows, financial condition or results of operations.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. We are, have been, or may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others, whether by us or our third-party service providers. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. In addition, changes in the way regulators administer applicable laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition.

Market, Capital, and Liquidity risks

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

At December 31, 2024, our investment portfolio consisted of approximately 84% fixed maturity securities, with the remaining 16% invested in equity securities and other investments.

General economic conditions, geopolitical events, fiscal and monetary policy and other factors beyond our control can adversely affect the value of our investments and the realization of net investment income or result in realized investment losses. In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in our respective investment portfolios. This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

The performance of the fixed maturity portfolio is subject to a number of risks including, but not limited to:

•Interest rate risk - the risk of adverse changes in the value of fixed maturity securities as a result of increases in market interest rates.

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

•Reinvestment risk - the possibility that the cash flows produced by an investment will have to be reinvested at a reduced rate of return. Approximately 32% of our fixed maturity portfolio is expected to mature over the next three years.

Our equity securities have exposure to price risk. Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect our fixed maturity portfolio, as discussed above.

All of our fixed maturity and equity securities are subject to market volatility. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the fixed maturity portfolio on a periodic basis to evaluate positions that are in an unrealized loss position to determine whether impairments are a result of credit loss or other factors. Inherent in management's evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on our operating results and financial condition. See also Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 1C.     CYBERSECURITY

Cybersecurity Risk Management
We maintain a cybersecurity program in alignment with our overall Enterprise Risk Management ("ERM") program. See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report for additional information on the ERM function. Our Privacy and Information Security Committee, comprised of officers and senior leaders, is responsible for overseeing the development and maintenance of information privacy and security policies and effective operation of our corporate information security and cybersecurity program in compliance with applicable state insurance regulations and other legal and regulatory requirements. This committee is sponsored by and reports directly to our Executive Council, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer, executive vice presidents and certain senior vice presidents reporting directly to the CEO as applicable.

Our cybersecurity program of technical, administrative, and physical controls is intended to reduce the risk of cyber threats and protect our information, as well as document processes to determine and make appropriate disclosures regarding potential material threats and incidents. Our cybersecurity philosophy and approach align to the National Institute of Standards and Technology Cybersecurity Framework and its core elements to govern, identify, protect, detect, respond, and recover from the various forms of cyber threats. Our practices include, but are not limited to, cybersecurity protocols and controls, system monitoring and detection, communication of incidents to appropriate management, third-party risk management, including assessments of emerging threats and vulnerabilities, and ongoing privacy and cybersecurity training for employees and contractors concerning cyber risk. A foundational element of our cybersecurity risk management processes is the annual Cybersecurity and Information Security Risk Assessment (CSRA), which includes an analysis of cybersecurity risks facing us and associated recommendations and action items to mitigate identified risks. We periodically utilize third parties to assess the effectiveness of our cybersecurity efforts through independent validations, verifications, and security assessments.

Our Board of Directors has a process in place to monitor management’s oversight of cybersecurity. This is done primarily through regular reports to its Risk Committee as well as the full Board of Directors. Management provides reports on the emerging cybersecurity threat landscape and our cybersecurity risk management program, including our risk evaluation, the results of independent third-party security assessments, and our efforts to manage cyber related risks.

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

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office campus in Erie, Pennsylvania, which comprises approximately one million square feet. Additionally, we lease an office building and a warehouse facility from third parties and are charged rent for the related square footage we occupy.

Indemnity and the Exchange also own or lease 24 field offices in 12 states used to primarily support claims-related activities. The Exchange owns five field offices and leases another 17 from third parties. Indemnity owns one field office and leases another from a third party. Commitments for properties leased from third parties expire periodically through 2030. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon square footage occupied.

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

The appeal has been briefed and oral argument was held on October 29, 2024, before a three-judge panel of the Third Circuit. The parties are currently awaiting a decision.

Indemnity intends to vigorously defend the district court’s order on appeal and to otherwise defend against all allegations and requests for relief sought by plaintiffs.

For additional information on contingencies, see Part II, Item 8. "Financial Statements and Supplementary Data - Note 17, Commitment and Contingencies, of Notes to Consolidated Financial Statements".

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 21, 2025, there were approximately 484 shareholders of record for the Class A non-voting common stock and 8 shareholders of record for the Class B voting common stock.

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

	2019		2020	2021	2022	2023	2024
Erie Indemnity Company Class A common stock	$100	(1)	$152	$122	$161	$221	$276
Standard & Poor's 500 Stock Index	100	(1)	118	152	125	157	197
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	98	127	139	153	193
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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending December 31, 2024:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

October 1–31, 2024	—	$—	—	$17,754
November 1–30, 2024 (1)	777	402.38	—	17,754
December 1–31, 2024	—	—	—	17,754
Total	777	402.38	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.

See Item 8. "Financial Statements and Supplementary Data - Note 11, Incentive and Deferred Compensation Plans, of Notes to Consolidated Financial Statements" contained within this report for additional information on shares purchased outside of this program.

ITEM 6.     [RESERVED]

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
◦factors impacting the timing of premium rates charged for policies;
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

•difficulties with technology, data or network security breaches, including cyber attacks;
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

RECENT ACCOUNTING STANDARDS

See Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" contained within this report for a discussion of recently adopted and issued accounting standards and the impact on our consolidated financial statements if known.

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

In accordance with the subscriber’s agreement for acting as attorney-in-fact in these two capacities, we retain a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2024, 2023 and 2022.  Based on analysis of the foregoing factors, our Board of Directors set the 2025 management fee rate again at 25%.

Our earnings are primarily driven by the management fee revenue generated for the services we provide on behalf of the subscribers at the Exchange.  The policy issuance and renewal services we provide are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2024 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2024 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2024 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. In 2024, approximately 70% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 30% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Consolidated Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2024 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile and workers compensation.

We generate investment income from our fixed maturity and equity security portfolios. Our portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. We actively evaluate the fixed maturity portfolios for securities in an unrealized loss position and record impairment write-downs on investments in instances where we have the intent to sell or it's more likely than not that we would be required to sell the security. Impairments resulting from a credit loss are recognized in earnings with a corresponding allowance on the Consolidated Statements of Financial Position.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2024	% Change	2023	% Change	2022

Operating income	$676,455	30.0%	$520,256	38.3%	$376,214
Total investment income	69,260	NM	28,968	NM	632
Interest expense, net	—	NM	—	NM	2,009
Other income	11,564	(9.0)	12,712	NM	1,615
Income before income taxes	757,279	34.8	561,936	49.3	376,452
Income tax expense	156,965	35.5	115,875	48.8	77,883
Net income	$600,314	34.6%	$446,061	49.4%	$298,569
Net income per share - diluted	$11.48	34.6%	$8.53	49.4%	$5.71

NM = not meaningful

Operating income increased in 2024 compared to 2023 as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2024, 2023, and 2022.  The direct and affiliated assumed premiums written by the Exchange increased 18.4% to $11.9 billion in 2024 and 17.0% to $10.1 billion in 2023.

Cost of operations for policy issuance and renewal services increased 15.0% to $2.3 billion in 2024 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased personnel costs and underwriting report costs, partially offset by decreased professional fees. Cost of operations for policy issuance and renewal services increased 12.0% to $2.0 billion in 2023 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased employee compensation and technology costs, partially offset by decreased agent incentive compensation driven by higher claims severity and related loss costs experienced by the Exchange.

Management fee revenue for administrative services increased 7.4% to $68.4 million in 2024 compared to an increase of 9.2% in 2023. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $806.3 million in 2024 and $737.1 million in 2023, but had no net impact on operating income.

Total investment income increased $40.3 million in 2024 primarily due to an increase in net investment income and net realized and unrealized gains in 2024 compared to net realized and unrealized losses in 2023. Total investment income increased $28.3 million in 2023 primarily due to lower realized and unrealized investment losses and an increase in net investment income compared to 2022.

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

As of December 31, 2024, substantially all of the securities measured at fair value in our investment portfolio are classified as Level 2. Level 2 securities are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2024, our investments classified as Level 3 were not significant.

See Item 8. "Financial Statements and Supplementary Data - Note 6, Fair Value, of Notes to Consolidated Financial Statements" contained within this report for additional details on the fair value measurement of our investments.

Retirement Benefit Plan for Employees
Our primary pension plan is a noncontributory defined benefit pension plan covering substantially all employees. Although we are the sponsor of this postretirement plan and record the funded status of the plan, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. See Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for additional details on these reimbursements.

Our pension obligation is developed from actuarial estimates.  Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plan.  Key factors include assumptions about the discount rates and expected rates of return on plan assets.  We review these assumptions annually and modify them considering historical experience, current market conditions, including changes in investment returns and interest rates, and expected future trends.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 14 years.  This yield curve supported the selection of a 5.87% discount rate for the projected benefit obligation at December 31, 2024 and for the 2025 pension expense.  The same methodology was used to develop the 5.34% and 5.67% discount rates used to determine the projected benefit obligation for 2023 and 2022, respectively, and the pension income for 2024 and 2023, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $4.6 million, of which our share would be approximately $1.8 million, and would increase the pension benefit obligation by $36.3 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss). These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 13 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. The expected long-term rate of return is generally less susceptible to annual revisions as there are typically no significant changes in the asset mix. In 2024, we changed our target asset allocation to reduce investment risk by shifting portfolio assets from equity securities to debt securities. Based on the current asset allocation and a review of the key factors and expectations of future asset performance as well as the current market environment, the expected return on asset assumption will remain at 7.00% for 2025. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.9 million impact on net pension benefit cost in the following year, of which our share would be approximately $1.2 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2024 that related to the actual investment return being different from that assumed during the prior year was a loss of $72.8 million. Recognition of this loss will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 13 years, which is the remaining service period of the employee group.

We recognized net pension benefit income of $1.5 million in 2024 primarily driven by higher expected return on assets, partially offset by a lower discount rate, compared to 2023. We expect to recognize net pension benefit expense of $7.8 million in 2025 primarily driven by anticipated plan progression as well as demographic assumption updates from a 2024 experience study, partially offset by an increase in the discount rate. Our share of the net pension benefit income after reimbursements was $0.6 million in 2024. We expect our share of the net pension benefit expense to be approximately $3.1 million in 2025, of which expense of $13.6 million will be recorded in operating expense and income of $10.5 million will be recorded in other income.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our consolidated financial position, results of operations, or cash flows. See Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for additional details on the pension plan.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25% for 2024, 2023 and 2022.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2024 compared to prior years, which did not have a material impact on our financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2024	% Change	2023	% Change	2022

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$11,903,759	18.4%	$10,056,484	17.0%	$8,595,960
Management fee rate	24.40%		24.30%		24.30%
Management fee revenue	2,904,517	18.9	2,443,726	17.0	2,088,818
Change in estimate for management fee returned on cancelled policies (1)	(10,443)	NM	(1,653)	(70.0)	(972)
Management fee revenue - policy issuance and renewal services	$2,894,074	18.5%	$2,442,073	17.0%	$2,087,846

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$11,903,759	18.4%	$10,056,484	17.0%	$8,595,960
Management fee rate	0.60%		0.70%		0.70%
Management fee revenue	71,423	1.5	70,395	17.0	60,172
Change in contract liability (2)	(2,985)	55.4	(6,690)	NM	(1,865)
Change in estimate for management fee returned on cancelled policies (1)	(83)	NM	(36)	NM	16
Management fee revenue - administrative services	68,355	7.4	63,669	9.2	58,323
Administrative services reimbursement revenue	806,336	9.4	737,139	10.3	668,268
Total revenue from administrative services	$874,691	9.2%	$800,808	10.2%	$726,591
NM = not meaningful

(1)    A constraining estimate of variable consideration exists related to the potential for management fees to be returned if a policy were to be cancelled mid-term. Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.
(2)    Management fee revenue - administrative services is recognized over time as the services are provided. See Item 8. "Financial Statements - Note 3, Revenue, of Notes to Consolidated Financial Statements" contained within this report.

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 18.4% to $11.9 billion in 2024, from $10.1 billion in 2023, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 4.8% in 2024 as a result of continued strong policyholder retention, compared to 6.9% in 2023.  The year-over-year average premium per policy for all lines of business increased 13.4% at December 31, 2024 compared to 9.4% at December 31, 2023.

Premiums generated from new business increased 14.2% to $1.7 billion in 2024. While year-over-year average premium per policy on new business increased 16.6% at December 31, 2024, new business policies written decreased 2.1% in 2024. Premiums generated from new business increased 37.9% to $1.5 billion in 2023. New business policies written increased 23.7% in 2023 and year-over-year average premium per policy on new business increased 11.5% at December 31, 2023.

Premiums generated from renewal business increased 19.1% to $10.2 billion in 2024, and increased 13.9% to $8.5 billion, in 2023.  Underlying the trend in renewal business premiums in both periods were increases in year-over-year average premium per policy of 12.9% at December 31, 2024 and 9.0% at December 31, 2023, as well as an increase in year-over-year policies in force of 6.0% and 4.5% in 2024 and 2023, respectively.

The Exchange implements rate changes in order to meet loss cost expectations. In 2022 and continuing through 2024, the Exchange implemented rate increases primarily as a result of inflation-driven severity increases. As the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2023 were reflected in 2024, and a portion of the premium rate actions approved in 2024 will be reflected in 2025. Furthermore, the Exchange writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for premium rate actions to be recognized related to these policies. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 20.0% to $8.5 billion in 2024, from $7.1 billion in 2023, driven by a 15.1% increase in total personal lines year-over-year average premium per policy and a 4.8% increase in total personal lines policies in force. Total personal lines year-over-year average premium per policy increased 10.5% at December 31, 2023 and policies in force increased 7.4% in 2023.

Commercial lines – Total commercial lines premiums written increased 14.5% to $3.4 billion in 2024, from $3.0 billion in 2023, driven by a 9.4% increase in the total commercial lines year-over-year average premium per policy and a 4.6% increase in total commercial lines policies in force. Total commercial lines premiums written increased 13.0% in 2023, compared to 2022, driven by a 9.5% increase in the total commercial lines year-over-year average premium per policy and a 3.2% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force directly affect the profitability of the Exchange and have a direct bearing on our management fee. Our continued focus on underwriting discipline and the maturing of pricing sophistication models have contributed to the Exchange's steady policy retention ratios. The continued growth of its policy base is dependent upon the Exchange's ability to retain existing and attract new subscribers (policyholders). A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Exchange's premium level growth, and consequently our management fee.

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business. We expect the Exchange's pricing actions in 2024 to result in an increase in direct written premiums in 2025; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average direct and affiliated assumed premium written by the Exchange, as customers may reduce coverages.

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2024	% Change	2023	% Change	2022

Management fee revenue - policy issuance and renewal services	$2,894,074	18.5%	$2,442,073	17.0%	$2,087,846
Service agreement revenue	26,350	1.1	26,059	1.4	25,687
	2,920,424	18.3	2,468,132	16.8	2,113,533
Cost of operations - policy issuance and renewal services	2,312,324	15.0	2,011,545	12.0	1,795,642
Operating income - policy issuance and renewal services	$608,100	33.2%	$456,587	43.6%	$317,891

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.40% of the direct and affiliated assumed premiums written by the Exchange in 2024 and 24.30% in both 2023 and 2022. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

Service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers (policyholders) for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries and also includes late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. Service agreement revenue also includes fees received from the Exchange for the use of shared office space.

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2024	% Change	2023	% Change	2022

Commissions:
Total commissions	$1,601,401	18.8%	$1,348,530	14.3%	$1,179,569
Non-commission expense:
Underwriting and policy processing	$199,485	10.2%	$181,003	5.5%	$171,625
Information technology	215,488	(0.6)	216,746	9.4	198,157
Sales and advertising	66,480	12.9	58,905	(1.8)	60,000
Customer service	43,045	25.2	34,391	0.2	34,333
Administrative and other	186,425	8.4	171,970	13.2	151,958
Total non-commission expense	710,923	7.2	663,015	7.6	616,073
Total cost of operations - policy issuance and renewal services	$2,312,324	15.0%	$2,011,545	12.0%	$1,795,642

Commissions – Commissions increased $252.9 million in 2024 compared to 2023, primarily driven by the growth in direct and affiliated assumed written premium. Commissions increased $169.0 million in 2023 compared to 2022, primarily driven by the growth in direct and affiliated assumed written premium, partially offset by a decrease in agent incentive compensation. The profitability component of agent incentive compensation decreased due to higher claims severity and related loss costs in the three-year period ended 2023 compared to the three-year period ended 2022.

Non-commission expense – Non-commission expense increased $47.9 million in 2024 compared to 2023. Underwriting and policy processing expense increased $18.5 million primarily due to increased underwriting report and personnel costs. Information technology costs decreased $1.3 million primarily due to a decrease in professional fees and personnel costs, partially offset by an increase in hardware and software costs. Sales and advertising expense increased $7.6 million primarily due to increased agent-related costs and costs from community development initiatives. Customer service costs increased $8.7 million primarily due to increased personnel costs and credit card processing fees. Administrative and other costs increased

$14.5 million primarily due to increased personnel costs, charitable contributions and professional fees. Personnel costs in 2024 were impacted by increased compensation.

In 2023, non-commission expense increased $46.9 million compared to 2022. Underwriting and policy processing expense increased $9.4 million primarily due to policies in force growth. Information technology costs increased $18.6 million primarily due to increased professional fees, personnel costs, and hardware and software costs. Administrative and other costs increased $20.0 million primarily due to an increase in personnel costs. Personnel costs in 2023 were impacted by increased compensation including higher estimated costs for incentive plan awards, partially offset by lower pension costs due to an increase in the discount rate compared to 2022. Increases in incentive plan costs were driven by improved direct written premium and policies in force growth and Indemnity's higher stock price at year-end 2023 compared to 2022.

Administrative services

	Years ended December 31,
(dollars in thousands)	2024	% Change	2023	% Change	2022

Management fee revenue - administrative services	$68,355	7.4%	$63,669	9.2%	$58,323
Administrative services reimbursement revenue	806,336	9.4	737,139	10.3	668,268
Total revenue allocated to administrative services	874,691	9.2	800,808	10.2	726,591
Administrative services expenses
Claims handling services	690,662	8.8	635,043	10.1	576,799
Investment management services	34,889	(0.2)	34,958	(5.0)	36,795
Life management services	80,785	20.3	67,138	22.8	54,674
Operating income - administrative services	$68,355	7.4%	$63,669	9.2%	$58,323

Administrative services
The management fee revenue allocated to administrative services was 0.60% of the direct and affiliated assumed premiums written by the Exchange in 2024 and 0.70% in both 2023 and 2022. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2024	% Change	2023	% Change	2022
Net investment income	$70,155	57.4%	$44,572	55.9%	$28,585
Net realized and unrealized investment gains (losses)	3,229	NM	(5,838)	78.6	(27,286)
Net impairment losses recognized in earnings	(4,124)	57.8	(9,766)	NM	(667)
Total investment income	$69,260	NM %	$28,968	NM %	$632

NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $25.6 million in 2024, compared to 2023, primarily due to improved results of limited partnership investments and an increase in bond and cash and cash equivalent income as a result of higher bond yields and average holdings. Net investment income increased $16.0 million in 2023, compared to 2022, primarily due to an increase in bond and cash and cash equivalent income as a result of higher yields and increased rates. Net investment income includes limited partnership earnings of $2.0 million in 2024 compared to limited partnership losses of $11.3 million and $10.4 million in 2023 and 2022, respectively.
Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Securities sold:
Available-for-sale securities	$(1,620)	$(6,719)	$(14,050)
Equity securities	1,213	(2,328)	(1,866)
Change in fair value on remaining equity securities	3,635	3,199	(11,372)
Miscellaneous	1	10	2
Net realized and unrealized investment gains (losses)	$3,229	$(5,838)	$(27,286)

Net realized and unrealized gains of $3.2 million in 2024 were primarily due to favorable market value adjustments and gains on disposals of equity securities, partially offset by losses on disposals of available-for-sale securities. Net realized and unrealized losses of $5.8 million in 2023 were primarily due to disposals of available-for-sale and equity securities, partially offset by market value adjustment gains on equity securities, while losses of $27.3 million in 2022 were primarily due to disposals of available-for-sale securities and market value adjustments on equity securities.

Net impairment losses recognized in earnings
Net impairment losses of $4.1 million in 2024 primarily include current expected credit losses on held-to-maturity securities and other loans receivable. Impairment losses of $9.8 million in 2023 primarily include current expected credit losses on other loans receivable and intent to sell impairments on available-for-sale securities. Net impairment losses of $0.7 million in 2022 include both credit-related and intent to sell impairments on available-for-sale securities. See "Other assets" in Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" for additional information on other loans receivable and held-to-maturity securities.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty insurance subsidiaries are rated A+ "Superior", the second highest financial strength rating, which is assigned to companies that have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2024, only approximately 13% of insurance groups, in which the Exchange is included, are rated A+ or higher. On August 8, 2024, while our A+ "Superior" rating was reaffirmed, the financial strength rating outlook was revised from stable to negative. The outlook was primarily driven by the Exchange’s recent profitability challenges from rising loss cost pressures and increased weather-related activity, and the related surplus impact. The outlook acknowledged that while actions have been implemented to address the challenges, the timing lag related to the most significant action, rate increases, could result in interim challenges until such time as the rate increases are earned and the full beneficial impact is realized.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 18.4% to $11.9 billion in 2024 from $10.1 billion in 2023. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $9.3 billion at both December 31, 2024 and December 31, 2023. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 90.4% at December 31, 2024 and 91.2% at December 31, 2023.

We have prepared our consolidated financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. See Part I, Item 1A. "Risk Factors" for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2024	% to total	2023	% to total
Available-for-sale securities (1)	$1,043,615	83%	$961,241	85%
Equity securities	85,891	7	84,253	7
Agent loans (2)	92,731	7	67,787	6
Other investments (3)	29,610	3	23,026	2
Total investments	$1,251,847	100%	$1,136,307	100%
(1)This includes $7.3 million of securities lent under a securities lending agreement.
(2)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets, net" in the Consolidated Statements of Financial Position.
(3)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets, net" and "Other assets, net", respectively, in the Consolidated Statements of Financial Position.

We continually review our investment portfolio for impairment and determine whether the impairment is a result of credit loss or other factors. We analyze all positions with an emphasis on those in a significant unrealized loss position. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. Impairment resulting from credit loss is recognized in earnings with a corresponding allowance on the Consolidated Statements of Financial Position. We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of fair value and recognition of impairment.

Available-for-sale securities
Under our investment strategy, we maintain an available-for-sale portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. Our available-for-sale portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $17.6 million at December 31, 2024, compared to $24.7 million at December 31, 2023. Our evaluation of deferred tax assets and the need for a valuation allowance included available tax planning strategies that could be implemented, if necessary, to support the realizability of deferred tax assets. We believe those tax strategies are feasible and prudent.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of December 31, 2024: (1)

(in thousands)	AAA	AA	A	BBB	Non-investment grade	Fair value
Basic materials	$0	$0	$961	$2,156	$8,809	$11,926
Communications	0	5,967	12,615	14,030	11,882	44,494
Consumer	0	1,976	32,822	63,195	42,072	140,065
Diversified	0	0	0	0	679	679
Energy	0	849	5,720	17,003	14,326	37,898
Financial	0	6,303	103,826	134,849	20,307	265,285
Industrial	0	0	5,367	18,315	27,943	51,625
Structured securities (2)	163,273	183,706	28,095	17,146	844	393,064
Technology	1,941	0	0	19,389	14,202	35,532
Utilities	0	0	11,022	40,907	11,118	63,047
Total	$165,214	$198,801	$200,428	$326,990	$152,182	$1,043,615

(1)     Ratings are supplied by S&P, Moody’s, and Fitch . The table is based upon the lowest rating for each security.
(2)    Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity securities
Equity securities primarily include nonredeemable preferred stocks and are carried at fair value in the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

The following table presents an analysis of the fair value of our equity securities by sector as of December 31:

(in thousands)	2024	2023
Financial services	$69,930	$69,900
Utilities	5,629	5,810
Energy	4,117	3,901
Consumer	3,341	3,915
Technology	1,974	500
Industrial	0	180
Communications	900	47
Total	$85,891	$84,253

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2024, shareholders' equity amounts related to these postretirement plans decreased by $41.3 million, net of tax, of which $5.2 million primarily represents amortization of net actuarial gain and $36.1 million primarily represents the current period actuarial loss.  The 2024 actuarial loss was driven primarily by the lower than expected return on plan assets, partially offset by the higher discount rate used to measure the future benefit obligations. At December 31, 2023, shareholders' equity amounts related to these postretirement plans decreased by $33.8 million, net of tax, of which $11.0 million represents amortization of the prior service cost and net actuarial gain and $22.8 million primarily represents the current period actuarial loss.  The 2023 actuarial loss was driven by the lower discount rate used to measure the future benefit obligations, partially offset by higher than expected return on plan assets. Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. See Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for additional details on these reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in 2024, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until November 1, 2029. See broader discussions of potential risks to our operations in Operating Overview and Part I, Item 1A. "Risk Factors" contained within this report.

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

Our long-term cash requirements under various contractual obligations and commitments include:

•Pension – We have a funded noncontributory defined benefit pension plan covering substantially all employees and an unfunded SERP for certain members of executive and senior management. See Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Consolidated Financial Statements" for the funding policy and related contributions for our defined benefit pension plan, and accumulated benefit obligation for our unfunded SERP.

•Deferred compensation – We have two deferred compensation plans for our executives, senior vice presidents and other selected officers, and two deferred compensation plans for our outside directors. See Item 8. "Financial Statements and Supplementary Data - Note 11, Incentive and Deferred Compensation Plans, of Notes to Consolidated Financial Statements" for additional details of these obligations and estimated future payments.

•Home office renovations – We have agreements with external contracting firms for renovations to an office building that is part of our principal headquarters. Remaining commitments related to the underlying contracts total $45.4 million at December 31, 2024, of which over half is due in the next 12 months. Additional contracts will be executed as we begin each new phase of the overall renovation project and will be funded using our working capital. See Item 8. "Financial Statements and Supplementary Data - Note 8, Fixed Assets, of Notes to Consolidated Financial Statements" for additional details on construction in progress costs and expected completion date.

•Other commitments – We have commitments for approximately $460 million which include agreements for various services, including information technology, support and maintenance obligations, operating leases for equipment, vehicles and real estate, and other obligations in the ordinary course of business. We expect to make future cash payments according to the contract terms. These agreements are enforceable and legally binding and specify fixed amounts or minimum quantities to be purchased. Some agreements may contain cancellation provisions, some of which may require us to pay a termination fee. Over half of these commitments are due in the next 12 months. We are reimbursed from the Exchange and its insurance subsidiaries for the portion of these costs related to administrative services.

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

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2024	2023	2022
Net cash provided by operating activities	$611,249	$381,205	$366,152
Net cash used in investing activities	(226,912)	(157,565)	(106,922)
Net cash used in financing activities	(229,995)	(221,675)	(300,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	$154,342	$1,965	$(41,612)

Net cash provided by operating activities was $611.2 million in 2024, compared to $381.2 million in 2023 and $366.2 million in 2022.  Increased cash provided by operating activities in 2024, compared to 2023, was primarily due to an increase in management fees received of $478.2 million driven by growth in direct and affiliated assumed premiums written by the Exchange, a decrease in pension and employee benefits paid of $59.0 million due to lower pension contributions, and a decrease in incentive compensation paid to agents of $25.3 million. Pension contributions totaled $33.0 million in 2024 compared to $95.0 million in 2023. This was partially offset by increases in cash paid for agent commissions of $243.3 million driven by premium growth and income taxes paid of $55.5 million. Increased cash provided by operating activities in 2023, compared to 2022, was primarily due to an increase in management fees received of $319.2 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by increases in cash paid for agent commissions of $157.9 million driven by premium growth, pension and employee benefits paid of $101.3 million primarily due to higher pension contributions, and general operating expenses paid of $30.3 million primarily driven by higher information technology-related professional fees and hardware and software costs.

Net cash used in investing activities was $226.9 million in 2024, compared to $157.6 million in 2023 and $106.9 million in 2022. In 2024, 2023 and 2022, net cash used in investing activities was primarily driven by fixed asset purchases of $124.8 million, $92.6 million and $67.2 million, respectively, mostly related to software and home office renovations. Additionally, purchases of investments exceeded proceeds generated from sales and maturities/calls of investments in all periods, while 2024 and 2023 also included loans issued to fund real estate development projects supporting revitalization efforts in our community.

Net cash used in financing activities was $230.0 million in 2024, compared to $221.7 million in 2023 and $300.8 million in 2022 primarily due to dividends paid to shareholders. While we increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% in 2024 and 7.2% in 2023, the change in net cash used related to financing activities in 2023 compared to 2022 was primarily due to the repayment of the remaining $93.2 million balance on the term loan in 2022.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $271.0 million at December 31, 2024, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds, which totaled approximately $849.8 million at December 31, 2024.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Item 8. "Financial Statements and Supplementary Data - Note 9, Bank Line of Credit, of Notes to Consolidated Financial Statements" for additional information related to our bank revolving line of credit.

Off-Balance Sheet Arrangements
We have entered into certain contingent obligations for guarantees. See Item 8. "Financial Statements and Supplementary Data - Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements" for additional information. We do not believe that these obligations will have a material current or future effect on our consolidated financial condition, results of operations, or cash flows.

Enterprise Risk Management
The role of our Enterprise Risk Management ("ERM") function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders. Our ERM program views risk holistically across all our companies and facilitates implementation of risk responses to mitigate potential impacts. See Part I, Item 1A. "Risk Factors" contained in this report for a list of risk factors.

Our ERM process is founded on a governance framework that includes oversight at multiple levels of our organization, including our Board of Directors and executive management. Accountability to identify, manage, and mitigate risk is embedded within all functions and areas of our business. We establish risk tolerance ranges to monitor and manage significant risks. In addition to identifying, evaluating, prioritizing, monitoring, and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing. Given our defined tolerance for risk, risk model output is used to quantify the potential variability of future performance and the sufficiency of capital and liquidity levels.

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Board Oversight
Our Board of Directors has a broad oversight responsibility over our intercompany relationships with the Exchange.  Thus, our Board of Directors may be required to make decisions or take actions that may benefit subscribers at the Exchange and the overall health of the Exchange. These actions may ultimately benefit our shareholders.

Insurance Holding Company System
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty insurance subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

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

Shared facilities
The Exchange and its insurance subsidiaries have a service agreement with Indemnity to use space in Indemnity-owned properties. See Item 8. "Financial Statements and Supplementary Data - Note 15, Related Party, of Notes to Consolidated Financial Statements" for additional details.

Cost Allocation
The allocation of costs affects our consolidated financial condition and that of the Exchange and its wholly owned insurance subsidiaries. Management's role is to determine that allocations are consistently made in accordance with the subscriber's agreement with the subscribers at the Exchange, intercompany service agreements, and applicable insurance laws and regulations. Allocation of costs under these various agreements requires judgment and interpretation by Indemnity, and such allocations are performed using a consistent methodology, which is intended to adhere to the terms and intentions of the underlying agreements.

Intercompany Receivables
We have significant receivables from the Exchange and its affiliates that result in a concentration of credit risk. Net receivables from the Exchange and other affiliates were $707.1 million, or 24.5% of total assets, at December 31, 2024 and $625.3 million, or 25.3% of total assets, at December 31, 2023. These receivables include management fees due for policy issuance and renewal services performed by us under the subscriber's agreement, and certain costs we incur acting as the attorney-in-fact on behalf of the subscribers at the Exchange as well as the service provider for the Exchange's insurance subsidiaries with respect to all administrative services, as discussed previously. These receivables from the Exchange and other affiliates are settled monthly. We continually monitor the financial strength of the Exchange.

Other Loans Receivable
In 2023, we issued two senior secured loans totaling $13.6 million to fund a real estate development project supporting revitalization efforts in our community. Ownership in the project includes related party and unrelated investors. See Item 8. "Financial Statements and Supplementary Data - Note 15,  Related Party, of Notes to Consolidated Financial Statements" for additional details.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2024.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 84% of our invested assets at December 31, 2024. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed at least quarterly to ensure that it remains in the targeted range.

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

(dollars in thousands)	2024	2023
Fair value of fixed maturity portfolio	$1,048,549	$961,241
Fair value assuming 100-basis point rise in interest rates	$1,018,957	$935,444
Effective duration (as a percentage)	2.9	2.7

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2024. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

(in thousands)
Year ending December 31,	Future Principal Cash Flows
2025	$45,052
2026	75,391
2027	130,135
2028	131,000
2029	123,003
Thereafter	572,918
Total	$1,077,499
Fair value	$1,048,549

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

Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify the vast majority of our fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions.

The following tables show our fixed maturity investments by rating (1):

	At December 31, 2024
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$584,600	$564,443	54%
BBB	328,561	326,990	31
Total investment grade	913,161	891,433	85
BB	71,000	70,845	7
B	68,944	69,068	6
CCC, CC, C, and below	17,684	17,203	2
Total non-investment grade	157,628	157,116	15
Total	$1,070,789	$1,048,549	100%

	At December 31, 2023
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$537,751	$515,175	54%
BBB	324,538	318,362	33
Total investment grade	862,289	833,537	87
BB	51,564	50,170	5
B	65,453	65,251	7
CCC, CC, C, and below	13,247	12,283	1
Total non-investment grade	130,264	127,704	13
Total	$992,553	$961,241	100%

 (1)          Ratings are supplied by S&P, Moody's, and Fitch with the exception of held-to-maturity securities, which are unrated. The table is based upon the lowest rating for each security.

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

Equity Price Risk
Our portfolio of equity securities, which primarily includes nonredeemable preferred stock, is carried on the Consolidated Statements of Financial Position at estimated fair value. Equity securities are exposed to the risk of potential loss in estimated fair value resulting from an adverse change in prices ("price risk"). We do not hedge our exposure to price risk inherent in our equity investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Cost of Operations - administrative services
Description of the Matter
For the year ended December 31, 2024, the Company’s cost of operations – administrative services totaled $806.3 million. As explained in Note 2 of the consolidated financial statements, the Company serves as the attorney-in-fact on behalf of the subscribers at the Erie Insurance Exchange (Exchange) with respect to its administrative services as enumerated in the subscriber’s agreement. The Exchange’s insurance subsidiaries also utilize the Company for these services in accordance with the service agreements between the subsidiaries and the Company. Certain administrative services costs, which include costs associated with claims handling services, life insurance management services, investment management, and operating overhead incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue, based on the nature of the cost or relevant utilization statistic.

Auditing management’s cost of operations – administrative services was complex due to the multiple costs that are allocated for reimbursement, the extensiveness of the allocation process, and the degree of auditor judgement needed to design the nature and extent of audit procedures required to address the matter.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s cost of operations – administrative services process. This included, among others, testing controls over the determination of the utilization statistics and ultimate allocation of costs to the Exchange and its insurance subsidiaries.

To test the Company’s cost of operations – administrative services, our procedures included, among others, evaluating that the costs included in the allocations are in accordance with the subscriber’s agreement and the service agreements with the Exchange and its insurance subsidiaries. We tested the completeness of the costs subjected to allocation by agreeing the costs recorded in the general ledger to the cost allocation calculation. We performed a test of details over a sample of cost allocations for accuracy.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Indianapolis, Indiana
February 27, 2025

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2024, 2023 and 2022
(dollars in thousands, except per share data)

	2024	2023	2022
Operating revenue
Management fee revenue - policy issuance and renewal services	$2,894,074	$2,442,073	$2,087,846
Management fee revenue - administrative services	68,355	63,669	58,323
Administrative services reimbursement revenue	806,336	737,139	668,268
Service agreement revenue	26,350	26,059	25,687
Total operating revenue	3,795,115	3,268,940	2,840,124

Operating expenses
Cost of operations - policy issuance and renewal services	2,312,324	2,011,545	1,795,642
Cost of operations - administrative services	806,336	737,139	668,268
Total operating expenses	3,118,660	2,748,684	2,463,910
Operating income	676,455	520,256	376,214

Investment income
Net investment income	70,155	44,572	28,585
Net realized and unrealized investment gains (losses)	3,229	(5,838)	(27,286)
Net impairment losses recognized in earnings	(4,124)	(9,766)	(667)
Total investment income	69,260	28,968	632

Interest expense, net	—	—	2,009
Other income	11,564	12,712	1,615
Income before income taxes	757,279	561,936	376,452
Income tax expense	156,965	115,875	77,883
Net income	$600,314	$446,061	$298,569

Earnings Per Share
Net income per share
Class A common stock – basic	$12.89	$9.58	$6.41
Class A common stock – diluted	$11.48	$8.53	$5.71
Class B common stock – basic	$1,934	$1,437	$962
Class B common stock – diluted	$1,933	$1,437	$962

Weighted average shares outstanding – Basic
Class A common stock	46,189,044	46,188,981	46,188,916
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,306,266	52,299,411	52,297,990
Class B common stock	2,542	2,542	2,542

See accompanying notes to Consolidated Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Net income	$600,314	$446,061	$298,569

Other comprehensive (loss) income, net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	7,079	27,784	(58,692)
Pension and other postretirement plans	(41,270)	(33,770)	76,566
Total other comprehensive (loss) income, net of tax	(34,191)	(5,986)	17,874
Comprehensive income	$566,123	$440,075	$316,443

See accompanying notes to Consolidated Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2024 and 2023
(dollars in thousands, except per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $23,559 and $12,542, respectively)	$298,397	$144,055
Available-for-sale securities	44,604	82,017
Receivables from Erie Insurance Exchange and affiliates, net	707,060	625,338
Prepaid expenses and other current assets, net	83,902	69,321
Accrued investment income	11,069	9,458
Total current assets	1,145,032	930,189

Available-for-sale securities, net	991,726	879,224
Available-for-sale securities lent	7,285	—
Equity securities	85,891	84,253
Fixed assets, net	513,494	442,610
Agent loans, net	80,597	58,434
Defined benefit pension plan	21,311	34,320
Other assets, net	43,278	42,934
Total assets	$2,888,614	$2,471,964

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$408,309	$353,709
Agent incentive compensation	75,458	68,077
Accounts payable and accrued liabilities	190,028	175,622
Dividends payable	63,569	59,377
Contract liability	42,761	41,210
Deferred executive compensation	14,874	10,982
Securities lending payable	7,513	—
Total current liabilities	802,512	708,977

Defined benefit pension plan	28,070	26,260
Contract liability	21,170	19,910
Deferred executive compensation	19,721	20,936
Deferred income taxes, net	6,418	11,481
Other long-term liabilities	23,465	21,565
Total liabilities	901,356	809,129

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,466	16,466
Accumulated other comprehensive loss	(47,591)	(13,400)
Retained earnings	3,162,303	2,803,689
Total contributed capital and retained earnings	3,133,348	2,808,925
Treasury stock, at cost; 22,110,132 shares held	(1,169,074)	(1,169,165)
Deferred compensation	22,984	23,075
Total shareholders' equity	1,987,258	1,662,835
Total liabilities and shareholders' equity	$2,888,614	$2,471,964
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2024, 2023 and 2022
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2021	$1,992	$178	$16,496	$(25,288)	$2,495,190	$(1,167,828)	$21,738	$1,342,478
Net income					298,569			298,569
Other comprehensive income				17,874				17,874
Dividends declared:
Class A $4.52 per share					(208,775)			(208,775)
Class B $678.00 per share					(1,723)			(1,723)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(2,975)	2,975	0
Rabbi trust distribution (2)						1,854	(1,854)	0
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					446,061			446,061
Other comprehensive loss				(5,986)				(5,986)
Dividends declared:
Class A $4.845 per share					(223,786)			(223,786)
Class B $726.75 per share					(1,847)			(1,847)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(2,228)	2,228	0
Rabbi trust distribution (2)						2,012	(2,012)	0
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					600,314			600,314
Other comprehensive loss				(34,191)				(34,191)
Dividends declared:
Class A $5.19 per share					(239,721)			(239,721)
Class B $778.50 per share					(1,979)			(1,979)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(2,156)	2,156	0
Rabbi trust distribution (2)						2,247	(2,247)	0
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258

(1) Net purchases of treasury stock in 2022, 2023 and 2024 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards. See Note 11, "Incentive and Deferred Compensation Plans".
(2) Distributions of our Class A shares were made from the rabbi trust to four incentive compensation deferral plan participants in 2022 and five incentive compensation plan deferral plan participants in both 2023 and 2024. See Note 11, "Incentive and Deferred Compensation Plans".

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities
Management fee received	$2,898,367	$2,420,192	$2,100,989
Administrative services reimbursements received	776,150	721,928	668,857
Service agreement revenue received	26,346	26,018	25,515
Net investment income received	67,643	57,448	40,161
Commissions paid to agents	(1,443,296)	(1,200,014)	(1,042,158)
Incentive compensation paid to agents	(94,864)	(120,211)	(136,403)
Salaries and wages paid	(249,137)	(226,036)	(208,575)
Pension contribution and employee benefits paid	(110,764)	(169,762)	(68,433)
General operating expenses paid	(308,273)	(293,857)	(263,524)
Administrative services expenses paid	(791,050)	(730,129)	(667,524)
Income taxes paid	(159,873)	(104,372)	(80,619)
Interest paid	—	—	(2,134)
Net cash provided by operating activities	611,249	381,205	366,152

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(473,647)	(279,999)	(465,071)
Equity securities	(32,799)	(35,480)	(18,929)
Other investments	(7,075)	(88)	(157)
Proceeds from investments:
Available-for-sale securities sales	205,159	160,614	295,996
Available-for-sale securities maturities/calls	196,641	76,617	130,401
Equity securities	35,894	24,458	20,456
Other investments	54	871	429
Purchase of fixed assets	(124,845)	(92,647)	(67,204)
Proceeds from disposal of fixed assets	—	—	265
Loans to agents and others	(36,362)	(20,525)	(11,631)
Collections on agent loans	10,068	8,614	8,523
Net cash used in investing activities	(226,912)	(157,565)	(106,922)

Cash flows from financing activities
Dividends paid to shareholders	(237,508)	(221,675)	(206,772)
Net changes in cash collateral for securities lent	7,513	—	—
Proceeds from short-term borrowings	—	—	55,000
Payments on short-term borrowings	—	—	(55,000)
Payments on long-term borrowings	—	—	(94,070)
Net cash used in financing activities	(229,995)	(221,675)	(300,842)

Net increase (decrease) in cash, cash equivalents and restricted cash	154,342	1,965	(41,612)
Cash, cash equivalents and restricted cash, beginning of year	144,055	142,090	183,702
Cash, cash equivalents and restricted cash, end of year	$298,397	$144,055	$142,090

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$15,254	$—	$26,386
Operating lease assets obtained in exchange for lease liabilities	$7,871	$5,866	$7,650

See accompanying notes to Consolidated Financial Statements. See Note 18, "Supplementary Data on Cash Flows", for additional supplemental cash flow information.

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

The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 69% of our 2024 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 9% of our 2024 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 9% of our 2024 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Recently adopted accounting standards
We adopted Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", effective with the annual reporting period ending December 31, 2024. We applied the guidance retrospectively to prior periods presented in the consolidated financial statements based on the significant segment expense categories identified and disclosed in the period of adoption. As an entity with a single reportable segment, we disclose significant segment expenses that are regularly provided to our chief operating decision maker and included within each reported period of profit or loss, and all applicable disclosures required by Topic 280. The adoption of this guidance had no impact on our consolidated financial statements. The additional disclosures required by this guidance have been included in Note 4, "Segment Information".

Recently issued accounting standards and disclosure rules
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires entities to disclose specific categories in an effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. We plan to adopt the standard in our consolidated financial statements for the year ending December 31, 2025, and we expect the standard will impact certain of our income tax disclosures.

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", requiring registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include disclosure of climate-related risks that are reasonably likely to have a material impact on a registrant’s business, results of operations or financial condition. Disclosures related to significant effects of severe weather events and other natural conditions and amounts related to carbon offsets and renewable energy credits or certificates are required in the financial statements in certain circumstances. Disclosure requirements will phase in for fiscal years beginning in 2025 and be applied prospectively upon adoption. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending ongoing litigation.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires entities to disclose disaggregated information about certain income statement expense line items. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. This will have no impact on our consolidated financial statements, and we are currently evaluating the impact of adoption on our disclosures.

Cash and cash equivalents
Cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Restricted cash – Restricted cash represents deposits held for the benefit of third parties related primarily to our agent loan participation program. These restricted funds are invested in bank deposits, contractually restricted as to withdrawal or usage, and included with "Cash and cash equivalents" in our Consolidated Statements of Financial Position.

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

Available-for-sale securities in an unrealized loss position are evaluated to determine whether the impairment is a result of credit loss or other factors. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Securities that have experienced a decline in fair value that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is credit related. Impairment resulting from a credit loss is recognized in earnings with a corresponding allowance on the Consolidated Statement of Financial Position. Future recoveries of credit loss result in an adjustment to the allowance and earnings in the period the credit conditions improve. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects and other factors, as well as the likelihood of recovery of the amortized cost of the security. If the qualitative review indicates credit impairment, the allowance for credit loss is measured as the amount that the security’s amortized cost exceeds the present value of cash flows expected to be collected and is limited to the amount that fair value is below amortized cost.

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

Securities lending – Beginning in May 2024 we entered into securities lending transactions, managed by a third-party banking institution, whereby securities are loaned to unaffiliated financial institutions for short periods of time. The securities lending activity is accounted for as a secured borrowing and therefore the securities loaned, primarily available-for-sale securities, are carried as invested assets on our Consolidated Statement of Financial Position, while the obligation to return the cash collateral is recorded as a current liability. The cash collateral received at the inception of the loan is reinvested and the related income is recognized in net investment income. Noncash collateral is not recorded in the Consolidated Statement of Financial Position, as we do not have the right to sell, repledge, or otherwise reinvest the noncash collateral.

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

Fixed assets
Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are primarily comprised of software, which includes internally used capitalized software and development costs, as well as buildings and building improvements, equipment, furniture and fixtures, and leasehold improvements. Assets in use are depreciated using the straight-line method over the estimated useful life except for leasehold improvements, which are depreciated over the shorter of their economic useful life or the lease term. Software is depreciated over periods ranging from 3-7 years, buildings and building improvements are depreciated over 20-45 years, equipment is depreciated over 3-10 years, and furniture and fixtures are depreciated over 7 years. We review long-lived assets for impairment whenever events or changes indicate that the carrying value may not be recoverable. Under these circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference.

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

Other assets
Other assets primarily include limited partnership investments, other loans receivable, held-to-maturity securities, operating lease assets and other long-term prepaid assets. Limited partnership investments are recorded using the equity method of accounting. Other loans receivable and held-to-maturity securities include investments to fund real estate development projects supporting revitalization efforts in our community. The loans are carried at unpaid principal balance, including any paid-in-kind interest capitalized as additional principal, if applicable, net of a current expected credit loss allowance. Any current portion of other loans receivable is recorded in prepaid expenses and other current assets. Held-to-maturity securities are carried at amortized cost, net of a current expected credit loss allowance. The allowances are calculated using the estimated value of, and priority rights to, collateral in the event of default or external loss rates based on comparable losses, and considers current market conditions and forecasted information. Changes to the allowances are recognized in earnings as adjustments to net impairment recoveries (losses) or other income (expense) depending on the nature of the asset. Interest on other loans receivable and held-to-maturity securities is recorded primarily in investment income as earned.

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

Administrative services
Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Common overhead expenses and certain service department costs incurred by us on behalf of the subscribers at the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon relevant utilization statistics specifically measured to accomplish proportional allocations, which we believe are reasonable. In 2024, approximately 70% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management and investment management), while the remaining 30% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Consolidated Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Recognition of service agreement revenue
Service agreement revenue primarily consists of service charges we collect from subscribers (policyholders) for providing multiple payment plans on policies written by the Exchange and its property and casualty subsidiaries.  Service charges, which are fixed dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenue also includes late payment and policy reinstatement fees, which are also recognized as revenue when bills are rendered to the policyholder. We also have a service agreement with the Exchange for the use of shared office space. Revenue related to this agreement is recognized at the time the space is used based on relevant utilization statistics.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. For the years ended December 31, 2024, 2023, and 2022, we recognized revenue of $41.2 million, $36.5 million, and $34.9 million, respectively, that was included in the contract liability balance at the beginning of the respective periods. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

Indemnity records a receivable from the Exchange for management fee revenue when the premium is written or assumed from affiliates by the Exchange. Indemnity collects the management fee from the Exchange when the Exchange collects the premiums from the subscribers (policyholders). As the Exchange issues policies almost exclusively with annual terms, cash collections generally occur within one year.

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2024	2023	2022
Management fee revenue - policy issuance and renewal services	$2,894,074	$2,442,073	$2,087,846

Management fee revenue - administrative services	68,355	63,669	58,323
Administrative services reimbursement revenue	806,336	737,139	668,268
Total revenue from administrative services	$874,691	$800,808	$726,591

Note 4.  Segment Information

We have one reportable segment: management operations. All segment revenue is derived in the United States, the majority of which is from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange, our sole customer, as further described in Note 3, "Revenue". Our chief operating decision maker ("CODM") is our Executive Council, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer, executive vice presidents and certain senior vice presidents reporting directly to the CEO as applicable. The CODM assesses performance for the management operations segment and decides how to allocate resources based on net income, as reported in our Consolidated Statements of Operations. Net income is used to monitor budget versus actual results. Total assets as reported in our Consolidated Statements of Financial Position, all of which are located in the United States, are reviewed by the CODM for purposes of decision making. The accounting policies of our management operations segment are the same as those described in Note 2, "Significant Accounting Policies".

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM and net income for the years ended December 31:

(in thousands)	2024	2023	2022
Management fee revenue	$2,962,429	$2,505,742	$2,146,169
Administrative services reimbursement revenue	806,336	737,139	668,268
Service agreement revenue	26,350	26,059	25,687
Total operating revenue	3,795,115	3,268,940	2,840,124

Commissions	1,601,401	1,348,530	1,179,569
Underwriting and policy processing	199,485	181,003	171,625
Information technology	215,488	216,746	198,157
Sales and advertising	66,480	58,905	60,000
Customer service	43,045	34,391	34,333
Administrative and other	186,425	171,970	151,958
Cost of operations - policy issuance and renewal services	2,312,324	2,011,545	1,795,642
Cost of operations - administrative services	806,336	737,139	668,268
Total operating expenses (1)	3,118,660	2,748,684	2,463,910
Operating income	676,455	520,256	376,214

Total investment income	69,260	28,968	632
Interest expense, net	—	—	2,009
Other income	11,564	12,712	1,615
Income tax expense	156,965	115,875	77,883
Net income	$600,314	$446,061	$298,569

(1)    See Note 8, "Fixed Assets", for management operations segment depreciation and amortization expense included in "Total operating expenses", as reported on our Consolidated Statements of Operations. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

Note 5.  Earnings Per Share

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2024			2023			2022
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$595,399	46,189,044	$12.89	$442,409	46,188,981	$9.58	$296,125	46,188,916	$6.41
Dilutive effect of stock-based awards	0	16,422	—	0	9,630	—	0	8,274	—
Assumed conversion of Class B shares	4,915	6,100,800	—	3,652	6,100,800	—	2,444	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$600,314	52,306,266	$11.48	$446,061	52,299,411	$8.53	$298,569	52,297,990	$5.71
Class B – Basic EPS:
Income available to Class B stockholders	$4,915	2,542	$1,934	$3,652	2,542	$1,437	$2,444	2,542	$962
Class B – Diluted EPS:
Income available to Class B stockholders	$4,914	2,542	$1,933	$3,652	2,542	$1,437	$2,444	2,542	$962

Note 6. Fair Value

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2024, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$643,943	$0	$637,675	$6,268
Collateralized debt obligations	114,127	0	114,127	0
Commercial mortgage-backed securities	124,982	0	100,893	24,089
Residential mortgage-backed securities	133,812	0	133,812	0
Other debt securities	26,751	0	26,751	0
Total available-for-sale securities	1,043,615	0	1,013,258	30,357
Equity securities:
Financial services sector	69,930	1,052	65,378	3,500
Utilities sector	5,629	0	5,629	0
Energy sector	4,117	0	4,117	0
Consumer sector	3,341	54	1,787	1,500
Technology sector	1,974	0	0	1,974
Communications sector	900	0	900	0
Total equity securities	85,891	1,106	77,811	6,974
Total	$1,129,506	$1,106	$1,091,069	$37,331

(1)    This includes $7.3 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$588,688	$0	$584,182	$4,506
Collateralized debt obligations	112,468	0	112,468	0
Commercial mortgage-backed securities	102,720	0	91,726	10,994
Residential mortgage-backed securities	140,055	0	138,521	1,534
Other debt securities	17,310	0	17,310	0
Total available-for-sale securities	961,241	0	944,207	17,034
Equity securities:
Financial services sector	69,900	816	63,750	5,334
Utilities sector	5,810	0	5,810	0
Energy sector	3,901	0	3,901	0
Consumer sector	3,915	0	2,415	1,500
Technology sector	500	0	0	500
Industrial sector	180	0	180	0
Communications sector	47	47	0	0
Total equity securities	84,253	863	76,056	7,334
Total	$1,045,494	$863	$1,020,263	$24,368

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$(129)	$126	$6,708	$(1,821)	$8,379	$(11,501)	$6,268
Commercial mortgage-backed securities	10,994	(1,519)	664	3,826	(1,571)	30,340	(18,645)	24,089
Residential mortgage-backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(1,653)	766	10,534	(3,432)	38,719	(31,611)	30,357
Equity securities	7,334	670	—	2,019	(84)	553	(3,518)	6,974
Total Level 3 securities	$24,368	$(983)	$766	$12,553	$(3,516)	$39,272	$(35,129)	$37,331

Level 3 Assets – 2023 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2022	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2023
Available-for-sale securities:
Corporate debt securities	$3,686	$4	$314	$4,316	$(1,536)	$5,611	$(7,889)	$4,506
Commercial mortgage-backed securities	10,910	(778)	311	2,575	(621)	5,373	(6,776)	10,994
Residential mortgage-backed securities	4,184	(5)	96	0	(120)	1,567	(4,188)	1,534
Total available-for-sale securities	18,780	(779)	721	6,891	(2,277)	12,551	(18,853)	17,034
Equity securities	3,779	47	—	3,458	0	1,857	(1,807)	7,334
Total Level 3 securities	$22,559	$(732)	$721	$10,349	$(2,277)	$14,408	$(20,660)	$24,368

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

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans, net (1)	$92,731	$90,713	$67,787	$66,445
Other loans receivable, net (2)	11,555	11,555	10,713	10,713
Held-to-maturity securities, net (3)	4,833	4,934	—	—

(1)    The current portion of agent loans is included in the line item "Prepaid expenses and other current assets, net" in the Consolidated Statements of Financial Position.
(2)    The current and long-term portions of other loans receivable are included in the line items "Prepaid expenses and other current assets, net" and "Other assets, net", respectively, in the Consolidated Statements of Financial Position.
(3)    Held-to-maturity securities are included in the line item "Other assets, net" in the Consolidated Statements of Financial Position.

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$647,861	$4,767	$8,685	$643,943
Collateralized debt obligations	114,142	372	387	114,127
Commercial mortgage-backed securities	126,509	1,458	2,985	124,982
Residential mortgage-backed securities	150,212	62	16,462	133,812
Other debt securities	27,232	147	628	26,751
Total available-for-sale securities, net	1,065,956	6,806	29,147	1,043,615
Held-to-maturity securities - states & political subdivisions	4,833	101	0	4,934
Total fixed maturity securities, net	$1,070,789	$6,907	$29,147	$1,048,549

(1)     This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$600,639	$4,594	$16,545	$588,688
Collateralized debt obligations	114,400	156	2,088	112,468
Commercial mortgage-backed securities	106,019	1,410	4,709	102,720
Residential mortgage-backed securities	153,633	69	13,647	140,055
Other debt securities	17,862	136	688	17,310
Total available-for-sale securities, net	$992,553	$6,365	$37,677	$961,241

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at December 31, 2024 are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$45,052	$44,430
Due after one year through five years	454,563	451,762
Due after five years through ten years	186,208	185,333
Due after ten years	380,133	362,090
Total available-for-sale securities, net (1) (2)	1,065,956	1,043,615
Held-to-maturity securities - due after ten years	4,833	4,934
Total fixed maturity securities, net	$1,070,789	$1,048,549

(1)    The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at December 31, 2024.
(2)    This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

The below securities have been evaluated for credit impairment using criteria described within Note 2, "Significant Accounting
Policies". The gross unrealized losses are primarily attributable to changes in interest rates and are not deemed to be credit-related. We do not have the intent to sell these securities and it is more likely than not that we would not be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$197,619	$2,486	$156,059	$6,199	$353,678	$8,685	567
Collateralized debt obligations	33,686	71	11,762	316	45,448	387	77
Commercial mortgage-backed securities	28,333	407	24,966	2,578	53,299	2,985	131
Residential mortgage-backed securities	38,003	1,289	90,209	15,173	128,212	16,462	169
Other debt securities	11,663	150	5,045	478	16,708	628	42
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986
Quality breakdown of available-for-sale securities:
Investment grade	$280,332	$3,701	$260,480	$22,664	$540,812	$26,365	616
Non-investment grade	28,972	702	27,561	2,080	56,533	2,782	370
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$50,853	$546	$338,322	$15,999	$389,175	$16,545	590
Collateralized debt obligations	3,911	15	87,005	2,073	90,916	2,088	142
Commercial mortgage-backed securities	9,148	157	30,145	4,552	39,293	4,709	108
Residential mortgage-backed securities	30,271	297	101,761	13,350	132,032	13,647	164
Other debt securities	2,084	62	7,475	626	9,559	688	32
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036
Quality breakdown of available-for-sale securities:
Investment grade	$87,774	$807	$517,090	$32,511	$604,864	$33,318	651
Non-investment grade	8,493	270	47,618	4,089	56,111	4,359	385
Total available-for-sale securities	$96,267	$1,077	$564,708	$36,600	$660,975	$37,677	1,036

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments for the years ended December 31:

	2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	484	2,167	1,117	355
Sales/collections and write-offs	(568)	0	0	0
Balance, end of period	$513	$2,167	$12,198	$1,312

	2023
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$249	$—	$3,775	$957
Provision and recoveries	670	—	7,404	0
Sales/collections and write-offs	(322)	—	(98)	0
Balance, end of period	$597	$—	$11,081	$957

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2024	2023	2022
Available-for-sale securities	$49,605	$42,563	$31,913
Equity securities	4,758	4,493	3,904
Limited partnerships (1)	1,971	(11,308)	(10,446)
Cash equivalents and other	15,461	9,179	4,510
Total investment income	71,795	44,927	29,881
Less: investment expenses	1,640	355	1,296
Net investment income	$70,155	$44,572	$28,585
(1)    Limited partnership income (losses) include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets, net" in the Consolidated Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Available-for-sale securities:
Gross realized gains	$3,415	$804	$1,169
Gross realized losses	(5,035)	(7,523)	(15,219)
Net realized losses on available-for-sale securities	(1,620)	(6,719)	(14,050)
Equity securities	4,848	871	(13,238)
Miscellaneous	1	10	2
Net realized and unrealized investment gains (losses)	$3,229	$(5,838)	$(27,286)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Equity securities:
Net gains (losses) recognized during the period	$4,848	$871	$(13,238)
Less: net gains (losses) recognized on securities sold	1,213	(2,328)	(1,866)
Net unrealized gains (losses) recognized on securities held at reporting date	$3,635	$3,199	$(11,372)

Net impairment losses recognized in earnings
Impairments on investments were as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Available-for-sale securities:
Intent to sell	$(299)	$(1,759)	$(167)
Credit impaired	(484)	(670)	(500)
Total available-for-sale securities	(783)	(2,429)	(667)
Expected credit losses:
Held-to-maturity securities	(2,167)	—	—
Agent loans	(355)	0	0
Other loans receivable	(819)	(7,337)	0
Net impairment losses recognized in earnings	$(4,124)	$(9,766)	$(667)

Securities lending transactions
As of December 31, 2024, the estimated fair value of loaned securities, comprised of corporate debt securities, was $7.3 million and the related cash collateral received was $7.5 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statement of Financial Position. There was no collateral that we are not permitted to sell or repledge and there are no securities lending transactions that extend beyond one year from the reporting date.

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

Note 8.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2024	2023
Software	$351,814	$304,452
Land, buildings, and building improvements	233,647	216,578
Equipment	52,122	46,588
Furniture and fixtures	22,944	21,800
Leasehold improvements	1,378	1,378
Construction in progress	46,302	22,683
Projects in progress	81,616	64,585
Total fixed assets, gross	789,823	678,064
Less: Accumulated depreciation and amortization	(276,329)	(235,454)
Fixed assets, net	$513,494	$442,610

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

Depreciation and amortization expense totaled $56.5 million, $47.4 million and $45.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in total operating expenses. The Exchange and its insurance subsidiaries reimbursed us for approximately 28%, 27% and 20% in 2024, 2023 and 2022, respectively, for annual depreciation and amortization expense on assets supporting administrative services.

Note 9.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of December 31, 2024, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of December 31, 2024. Investments with a fair value of $118.6 million were pledged as collateral on the line of credit at December 31, 2024. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of December 31, 2024.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at December 31, 2024.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. In 2024, we reimbursed the Exchange and its insurance subsidiaries for approximately 60% of the annual defined benefit pension income, and the Exchange and its insurance subsidiaries reimbursed us for approximately 34% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Pension plan (income) cost
Pension plan (income) cost includes the following components for the years ended December 31:

(in thousands)
	2024	2023	2022
Service cost for benefits earned	$34,554	$28,763	$50,242
Interest cost on benefit obligation	52,688	50,193	39,764
Expected return on plan assets	(80,793)	(68,869)	(54,557)
Prior service cost amortization	1,611	1,446	1,443
Net actuarial (gain) loss amortization	(6,859)	(15,331)	7,320
Settlement gain (1)	(1,338)	—	—
Pension plan (income) cost (2)	$(137)	$(3,798)	$44,212

(1)    Settlement accounting was required due to lump sum payments made under the SERP to former officers in 2024.
(2)     Pension plan (income) cost represents total plan (income) cost before reimbursements between Indemnity and the Exchange and its insurance subsidiaries. The components of pension plan (income) cost other than the service cost components are included in the line item "Other income" in the Consolidated Statements of Operations, net of reimbursements between Indemnity and the Exchange and its insurance subsidiaries.

Actuarial assumptions
The following table describes the weighted-average assumptions used to measure benefit obligations at December 31:

	2024	2023
Employee pension plan:
Discount rate	5.87%	5.34%
Expected return on assets	7.00	6.50
Rate of compensation increase – age-graded	5.01	3.25
SERP:
Discount rate	5.65%	5.11%
Rate of compensation increase	7.00	5.00

The following table describes the weighted-average assumptions used to measure net periodic benefit costs for the years ended December 31:

	2024	2023	2022
Employee pension plan:
Discount rate	5.34%	5.67%	3.16%
Expected return on assets	7.00	6.50	5.50
Rate of compensation increase – age-graded	4.31	3.30	3.21
SERP:
Discount rate (1)	5.12%	5.46%	3.11%
Rate of compensation increase	5.00	5.00	5.00
(1)    Settlement accounting was required due to lump sum payments made under the SERP in 2024. The discount rates in effect at the January 1, June 1, and September 1 measurement dates were 5.11%, 5.53%, and 5.12%, respectively.

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

Funding policy/funded status
Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $95 million contribution during 2023 and a $33 million contribution during 2024. We also made a contribution of $39 million in January 2025. The pension asset is presented separately from the unfunded plan as a non-current asset on the Consolidated Statements of Financial Position. The following table sets forth the funded status of the pension plans and the amounts recognized in the Consolidated Statements of Financial Position at December 31:

(in thousands)
	2024	2023
Funded status at end of year	$(11,718)	$3,325

Pension asset	$21,311	$34,320
Pension liabilities – due within one year (1)	(4,959)	(4,735)
Pension liabilities – due after one year	(28,070)	(26,260)
Net amount recognized	$(11,718)	$3,325

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

(in thousands)
	2024	2023
Projected benefit obligation, beginning of year	$993,554	$883,814
Service cost for benefits earned	34,554	28,763
Interest cost on benefit obligation	52,688	50,193
Plan amendments	1,146	583
Actuarial (gain) loss	(28,250)	65,041
Benefits paid	(35,924)	(34,840)
Settlements	(4,001)	—
Projected benefit obligation, end of year	$1,013,767	$993,554

Accumulated benefit obligation, end of year	$860,855	$847,143

The SERP had a projected benefit obligation in excess of plan assets at December 31:

(in thousands)
	2024	2023
Projected benefit obligation	$33,029	$30,995
Plan assets	—	—
The SERP had an accumulated benefit obligation in excess of plan assets at December 31:

(in thousands)
	2024	2023
Accumulated benefit obligation	$22,761	$22,698
Plan assets	—	—

Plan assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2024	2023
Fair value of plan assets, beginning of year	$996,879	$829,866
Actual return on plan assets	8,034	105,631
Employer contributions	37,061	96,222
Benefits paid	(35,924)	(34,840)
Settlements	(4,001)	—
Fair value of plan assets, end of year	$1,002,049	$996,879

Accumulated other comprehensive loss (income)
Net actuarial loss (gain) and prior service cost included in accumulated other comprehensive loss (income) that were not yet recognized as components of net benefit costs were as follows at December 31:

(in thousands)
	2024	2023
Net actuarial loss (gain)	$26,752	$(25,954)
Prior service cost	11,050	11,515
Net amount not yet recognized	$37,802	$(14,439)

Other comprehensive loss (income)
Amounts recognized in other comprehensive loss (income) for pension plans were as follows for the years ended December 31:

(in thousands)
	2024	2023	2022
Net actuarial loss (gain) arising during the year	$44,509	$28,279	$(89,768)
Amortization of net actuarial gain (loss)	6,859	15,331	(7,320)
Amortization of prior service cost	(1,611)	(1,446)	(1,443)
Plan amendments (1)	1,146	583	1,620
Settlement gain	1,338	—	—
Total recognized in other comprehensive loss (income)	$52,241	$42,747	$(96,911)
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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation (1)	Target asset allocation	Actual asset allocation		Actual asset allocation
Asset allocation:	2024	2023	2024		2023
Equity securities:
U.S. equity securities	21%	27%	21%	(2)	26%
Non-U.S. equity securities	14	18	14	(3)	19
Total equity securities	35	45	35		45
Debt securities	64	54	63	(4)	54
Other	1	1	2	(5)	1
Total	100%	100%	100%		100%

(1)    Changes to the target asset allocation in 2024 were made to reduce investment risk by shifting portfolio assets from equity securities to debt securities.
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
(4)    Debt securities – 59% are allocated to long U.S. Treasury Strips, 41% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(5)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2024
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV) (1)
Equity securities:
U.S. equity securities	$214,942	$204,588	$0	$0	$10,354
Non-U.S. equity securities	142,401	98,115	0	0	44,286
Total equity securities	357,343	302,703	0	0	54,640
Debt securities	628,961	0	0	0	628,961
Other	15,745	15,745	0	0	0
Total	$1,002,049	$318,448	$0	$0	$683,601
(1)    The increase in assets carried at NAV at December 31, 2024, compared to 2023, are due to the changes in the target allocation in 2024.

	December 31, 2023
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$261,400	$244,979	$0	$0	$16,421
Non-U.S. equity securities	183,007	127,143	0	0	55,864
Total equity securities	444,407	372,122	0	0	72,285
Debt securities	540,762	0	0	0	540,762
Other	11,710	11,710	0	0	0
Total	$996,879	$383,832	$0	$0	$613,047

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2025	$43,777
2026	43,639
2027	46,965
2028	50,853
2029	54,430
2030 - 2034	324,250

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $21.0 million in 2024, $18.4 million in 2023, and $16.7 million in 2022.  The Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the matching contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.1 million shares of our Class A common stock at December 31, 2024 and 2023.

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

Annual incentive plan
Our annual incentive plan ("AIP") is a bonus plan that pays cash to our executives, senior vice presidents and other selected officers annually. Participants can elect to defer up to 100% of the award under either the deferred compensation plan or the incentive compensation deferral plan. If the funding qualifier is met, plan participants are eligible to receive the award based upon attainment of corporate and individual performance measures, which can include various financial measures. The measures are established at the beginning of each year by the ECDC, with ultimate approval by the full Board of Directors. The corporate performance measures included the reported growth in direct written premium and policies in force, and statutory combined ratio of the Exchange and its property and casualty subsidiaries for all periods presented.

Long-term incentive plan
Our long-term incentive plan ("LTIP") is an incentive plan designed to reward executives, senior vice presidents and other selected officers who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders.

The LTIP permits grants of performance shares or units, or phantom performance shares, based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for all periods presented were the reported growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the performance component of the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project. Effective April 23, 2024, for performance periods beginning in or after 2024, the plan was amended to also provide for grants of time-vesting restricted shares or units, or phantom shares, including payment of dividends or dividend equivalent credits on the time-vesting awards, based on continued employment for a specified restricted period. The type of award and form of payment, either in shares of our Class A common stock or cash, are determined by the ECDC at the beginning of each performance period, which is generally a three-year period. The ECDC determined for the 2024-2026 performance period that 75% of the award will be granted in phantom performance shares and 25% will be granted in time-vesting phantom shares, and the plan awards for the 2023-2025 and 2024-2026 performance periods will be paid in cash.

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

At December 31, 2024, the plan awards for the 2022-2024 performance period, which will be granted as a cash award, were fully vested. Distributions will be made in 2025 once peer group financial information becomes available. The total estimated plan award based upon the peer group information as of September 30, 2024 is $5.5 million. At December 31, 2023, the fully vested plan awards for the 2021-2023 performance period totaled $0.2 million and were awarded to participants in June 2024. At December 31, 2022, the fully vested plan awards for the 2020-2022 performance period totaled $3.8 million and were awarded to participants in June 2023. At December 31, 2021, the fully vested plan awards for the 2019-2021 performance period totaled $3.8 million and were awarded to participants in June 2022.

The Exchange and its insurance subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards, net of forfeitures, was $1.5 million in 2024, $7.3 million in 2023, and $3.4 million in 2022. The related tax benefits recognized in income were $0.3 million in 2024, $1.5 million in 2023, and $0.7 million in 2022. In 2024, the Exchange and its insurance subsidiaries reimbursed us for approximately 39% of the awards paid under these plans. At December 31, 2024, there was $9.4 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Deferred awards will be credited to a deferred stock account as credits denominated in shares of our Class A common stock until retirement or other separation from service. Participants are 100% vested at date of deferral. The shares are then held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years. In 2024, the rabbi trust was not required to purchase shares of our common stock in the open market to satisfy the liability for the 2023 AIP and 2021-2023 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares. In 2023, the rabbi trust purchased 1,608 shares of our common stock in the open market at an average price of $230.71 for $0.4 million to satisfy the liability for the 2022 AIP and 2020-2022 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares. In 2022, the rabbi trust purchased 7,046 shares of our common stock in the open market at an average price of $176.44 for $1.2 million to satisfy the liability for the 2021 AIP and 2019-2021 LTIP performance period awards deferred under the incentive compensation deferral plan, and dividend equivalent credits on rabbi trust shares.

Deferred compensation plans for outside directors
We have a deferred compensation plan for our outside directors that allows participants to defer receipt of a portion of their annual compensation until a later date. Participants select hypothetical investment funds for their deferrals, which are credited with the hypothetical returns generated.

We also have a deferred stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for payment of a portion of the directors' annual compensation in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director's account and vest immediately. We do not issue new shares of common stock to directors. We repurchase shares of our Class A common stock in the open market to satisfy these awards, which are then held in the rabbi trust. The plan includes a maximum of 250,000 shares that may be issued under the plan and no shares may be credited later than ten years from the date our shareholders last approved the plan.

The rabbi trust purchased 4,044 shares of our common stock on the open market at an average price of $405.60 for $1.6 million in 2024, 5,894 shares at an average price of $238.73 for $1.4 million in 2023 and 6,048 shares at an average price of $201.93 for $1.2 million in 2022 to satisfy the liability of the stock compensation plan for outside directors, and dividend equivalent credits on rabbi trust shares. The shares are distributed to the outside director from the rabbi trust upon ending board service.

Director compensation charged to operations related to these awards totaled $1.1 million in 2024, $0.9 million in 2023 and $0.8 million 2022.

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2024	2023	2022
Deferred executive compensation, beginning of the year	$31,918	$25,760	$27,208
Annual incentive plan awards	8,574	7,401	6,305
Long-term incentive plan awards	1,786	7,332	3,417
Employer match and hypothetical earnings on deferred compensation	4,680	2,828	404
Total plan awards and earnings	15,040	17,561	10,126
Total plan awards paid	(8,105)	(10,211)	(10,413)
Compensation deferred	1,701	1,809	2,528
Distributions from the deferred compensation plans	(2,372)	(313)	(742)
Forfeitures (1)	(244)	—	—
Funding of rabbi trust for deferred stock compensation plan for outside directors	(1,640)	(1,407)	(1,221)
Funding of rabbi trust for incentive compensation deferral plan (2)	(1,703)	(1,281)	(1,726)
Deferred executive compensation, end of the year	$34,595	$31,918	$25,760

(1)    Forfeitures are the result of plan participants who separated from service and are recognized in the year they occur.
(2)    In 2024, 2023 and 2022, funding includes $1.7 million, $0.9 million and $0.5 million, respectively, representing shares held back to satisfy tax withholding on rabbi trust distributions that reduce funding requirements for performance award deferrals

Equity compensation plan
Our equity compensation plan ("ECP") is designed to reward executives, senior vice presidents and other selected officers and key employees who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. Effective April 23, 2024, the number of shares of our Class A common stock authorized for grant under the ECP increased from 100,000 shares to 250,000 shares, with no one person able to receive more than 10,000 shares in a calendar year. We do not issue new shares of common stock to satisfy plan awards. Share awards are settled through the repurchase of our Class A common stock on the open market. Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical investment experience, payable after expiration of the performance period. Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals within a defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate.

In 2024, we satisfied the plan liability in cash totaling $3.2 million. In 2023, we purchased 1,610 Class A shares with an average share price of $252.32 and a market value of $0.4 million to satisfy the plan liability. In 2022, we purchased 1,786 shares with an average share price of $190.68 and a market value of $0.3 million to satisfy the plan liability. The total compensation charged to operations related to ECP awards was $6.9 million in 2024, $4.0 million in 2023, and $0.8 million in 2022. The increases in 2024 and 2023 compared to the respective prior periods resulted from increases in plan participants and our stock price. The Exchange and its insurance subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its insurance subsidiaries reimbursed us for approximately 35%, 35%, and 3% of the awards paid in 2024, 2023, and 2022 respectively. Unearned compensation expense of $2.6 million is expected to be recognized over a period of two years.

Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2024	2023	2022
Current income tax expense	$152,939	$116,877	$68,415
Deferred income tax expense (benefit)	4,026	(1,002)	9,468
Income tax expense	$156,965	$115,875	$77,883

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2024	2023	2022
Income tax at statutory rate	$159,029	$118,007	$79,055
Other, net	(2,064)	(2,132)	(1,172)
Income tax expense	$156,965	$115,875	$77,883

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2024	2023
Deferred tax assets:
Other employee benefits	$18,409	$17,781
Allowance for management fee returned on cancelled policies	4,647	3,571
Deferred revenue	4,181	3,756
Unrealized losses on investments	3,827	7,164
Current expected credit loss allowance	2,966	2,661
Other	4,617	3,709
Total deferred tax assets	38,647	38,642
Deferred tax liabilities:
Depreciation	27,089	31,126
Pension and other postretirement benefits	12,276	14,738
Prepaid expenses	2,013	2,001
Other	3,687	2,258
Total deferred tax liabilities	45,065	50,123
Net deferred tax liability	$(6,418)	$(11,481)

If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2024 or 2023.

We do not have any unrecognized tax benefit that, if recognized, would affect our effective tax rate as of December 31, 2024 and 2023. Any interest expense related to uncertain tax positions would be recognized in income tax expense.

Tax years ending December 31, 2023, 2022 and 2021 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 13.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A, which has a dividend preference, and Class B, which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2024, 2023 or 2022.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2024, 2023 or 2022.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2024, based upon trade date.

We made stock repurchases in 2024, 2023, and 2022 outside of our publicly announced share repurchase program related to stock-based awards. See Note 11, "Incentive and Deferred Compensation Plans" for additional information.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2024			2023			2022
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of year	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)	$7,722	$1,621	$6,101
OCI (loss) before reclassifications	6,557	1,377	5,180	26,021	5,464	20,557	(89,010)	(18,692)	(70,318)
Realized investment losses	1,620	340	1,280	6,719	1,411	5,308	14,050	2,951	11,099
Impairment losses	783	164	619	2,429	510	1,919	667	140	527
OCI (loss)	8,960	1,881	7,079	35,169	7,385	27,784	(74,293)	(15,601)	(58,692)
AOCI (loss), end of year	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)

Pension and other postretirement plans:
AOCI (loss), beginning of year	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177	$(39,734)	$(8,345)	$(31,389)
OCI (loss) before reclassifications	(45,655)	(9,588)	(36,067)	(28,862)	(6,061)	(22,801)	88,148	18,511	69,637
Amortization of prior service costs (1)	1,611	338	1,273	1,446	304	1,142	1,443	303	1,140
Amortization of net actuarial (gain) loss (1)	(6,859)	(1,440)	(5,419)	(15,331)	(3,220)	(12,111)	7,329	1,540	5,789
Settlement gain (1)	(1,338)	(281)	(1,057)	—	—	—	—	—	—
OCI (loss)	(52,241)	(10,971)	(41,270)	(42,747)	(8,977)	(33,770)	96,920	20,354	76,566
AOCI (loss), end of year	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177

Total
AOCI (loss), beginning of year	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)	$(32,012)	$(6,724)	$(25,288)
Investment securities	8,960	1,881	7,079	35,169	7,385	27,784	(74,293)	(15,601)	(58,692)
Pension and other postretirement plans	(52,241)	(10,971)	(41,270)	(42,747)	(8,977)	(33,770)	96,920	20,354	76,566
OCI (loss)	(43,281)	(9,090)	(34,191)	(7,578)	(1,592)	(5,986)	22,627	4,753	17,874
AOCI (loss), end of year	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)

(1)These components of AOCI (loss) are included in the computation of net periodic pension (income) cost. See Note 10, "Postretirement Benefits", for additional information.

Note 15.  Related Party

Management fee
A management fee is retained for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is determined at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2024, 2023 and 2022. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2025.

There is no provision in the subscriber's agreement for termination of our appointment as attorney-in-fact by the subscribers at the Exchange and the appointment is not affected by a policyholder's disability or incapacity.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty insurance subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of certain transactions affecting the members within a holding company system.

Shared facilities
The Exchange and its insurance subsidiaries have a service agreement with Indemnity to use space in Indemnity-owned properties. The amount charged is based on rental rates of like property in Erie, Pennsylvania and the square footage occupied. Income earned from the Exchange and its insurance subsidiaries for the use of space totaled $2.9 million, $2.6 million and $2.2 million in 2024, 2023, and 2022, respectively. Operating expenses for Indemnity-owned properties under this service agreement include utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements. These expenses totaled $21.9 million, $20.0 million, and $19.5 million in 2024, 2023, and 2022, respectively.  The Exchange and its insurance subsidiaries reimbursed us for operating expenses of shared facilities used to perform administrative services, which are allocated based upon square footage occupied. Reimbursements related to the use of this space totaled $5.9 million, $5.2 million, and $4.1 million in 2024, 2023, and 2022, respectively.

Other loans receivable
In 2023, we issued two senior secured loans totaling $13.6 million to fund a real estate development project supporting revitalization efforts in our community. Ownership in the project consists of related party investors, including affiliate entities and two Indemnity directors, as well as other unrelated investors. The loans, net of current expected credit loss allowances totaling $8.0 million and $7.3 million as of December 31, 2024 and 2023, respectively, are reported in "Other assets, net" in our Consolidated Statements of Financial Position, with changes in credit loss allowances reported in "Net impairment losses recognized in earnings" in our Consolidated Statements of Operations.

The first loan issued for $4.6 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2027, with both principal and accrued interest due at maturity. The second loan issued for $9.0 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2033, with both principal and accrued interest due at maturity.

Note 16. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $707.1 million and $625.3 million at December 31, 2024 and 2023, respectively, which includes a current expected credit loss allowance of $0.7 million and $0.6 million in 2024 and 2023, respectively.

Note 17.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2024, outstanding loans executed under this agreement totaled $110.3 million, of which our portion of the loans is $41.5 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2024, our maximum potential amount of future payments on the guaranteed portion is $13.2 million. All loan payments under the participation program are current as of December 31, 2024.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of December 31, 2024, our maximum potential obligation related to the guarantees is $10.5 million.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our consolidated financial condition, results of operations, or cash flows.

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 18.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2024	2023	2022

Cash flows from operating activities:
Net income	$600,314	$446,061	$298,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,530	47,415	46,166
Deferred income tax expense (benefit)	4,026	(1,002)	9,468
Lease amortization expense	7,377	6,177	5,554
Losses (gains) and impairment losses on investments	895	15,604	27,953
Loss on disposal of fixed assets	3,874	1,607	172
Net investment (income) loss	(874)	13,772	12,916
Increase (decrease) in deferred compensation	2,677	6,143	(1,463)
Increase in receivables from affiliates	(81,722)	(100,401)	(45,814)
Increase in accrued investment income	(1,611)	(1,157)	(1,998)
Increase in pension asset	(34,516)	(101,250)	—
Increase in pension liability	—	—	15,647
(Increase) decrease in prepaid expenses and other assets	(2,996)	7,729	(25,843)
(Decrease) increase in accounts payable and accrued expenses	(7,517)	7,237	18,993
Increase in commissions payable	54,600	53,681	29,282
Increase (decrease) in accrued agent incentive compensation	7,381	(27,089)	(25,271)
Increase in contract liability	2,811	6,678	1,821
Net cash provided by operating activities	$611,249	$381,205	$366,152

Note 19.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 10, "Postretirement Benefits" regarding the January 2025 pension contribution.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2024.

/s/ Timothy G. NeCastro	/s/ Julie M. Pelkowski	/s/ Jorie L. Novacek
Timothy G. NeCastro	Julie M. Pelkowski	Jorie L. Novacek
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 27, 2025	February 27, 2025	February 27, 2025

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2024 that has not already been filed in a Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on Internal Control Over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
February 27, 2025

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts, Section 16(a) beneficial ownership reporting compliance, and insider trading policy is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2024	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	64	President and Chief Executive Officer of the Company since August 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Brian W. Bolash	59	Executive Vice President, Secretary and General Counsel since January 2022; Senior Vice President, Secretary and General Counsel, October 2018 through December 2021; Director, EFL, EIC, Flagship, ENY and EPC.

Sean D. Dugan	56	Executive Vice President, Human Resources and Corporate Services since January 2023; Senior Vice President, Human Resources, March 2020 through December 2022; Corporate Human Resources Officer, October 2018 through March 2020; Director, EFL, EIC, Flagship, ENY and EPC.

Julie M. Pelkowski	55	Executive Vice President and Chief Financial Officer since May 2023; Senior Vice President, Enterprise Office, March 2022 through April 2023; Senior Vice President and Controller, August 2016 through February 2022; Director, EFL, EIC, Flagship, ENY and EPC.

Douglas E. Smith	50	Executive Vice President, Sales & Products since November 2016.

Parthasarathy Srinivasa	53	Executive Vice President and Chief Information Officer since joining the Company in April 2022. Prior to joining the Company: Senior Vice President and Chief Data and Insurance Information Officer Verisk Analytics, 2019 through April 2022; Chief Information and Operations Officer Safe Auto Insurance (now Allstate Corporation), 2016 through 2019.
Appointed Executive Officers: (1)
Cody W. Cook	43	Senior Vice President, Claims since October 2020; Senior Vice President, Personal Products, April 2017 through October 2020.

Sarah J. Shine	46	Senior Vice President, Experience & Customer Service since May 2024; Senior Vice President, Commercial Products, August 2017 through April 2024.
(1)    As of December 31, 2024, the Company announced appointments of Mr. Cook and Ms. Shine for Executive Vice President roles, but the appointments were not yet effective. Effective January 1, 2025, Mr. Cook became Executive Vice President, Claims and Ms. Shine became Executive Vice President, Experience & Customer Service.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Consolidated Statements of Operations for the three years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Financial Position as of December 31, 2024 and 2023
•Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

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

10.7*
First Amendment to Erie Indemnity Company Equity Compensation Plan (As Amended and Restated April 26, 2022), dated April 23, 2024. Such exhibit is incorporated by reference to the Appendix A-2 to the Registrant’s Information Statement for the 2024 Annual Meeting of Shareholders filed with the Commission on March 22, 2024.

10.8
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

10.9*
Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to Exhibit 10.104 to the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.10*
Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2019). Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.11*
Second Amendment to Appendix B to Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated Effective as of January 1, 2009), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.209 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.12*
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

10.15*
First Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective January 1, 2017), dated July 1, 2019. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q that was filed with the Commission on July 25, 2019.

10.16*
Second Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 24, 2020. Such exhibit is incorporated by reference to Exhibit 10.207 to the Registrant’s Form 10-K that was filed with the Commission on February 25, 2021.

10.17*
Third Amendment to Erie Indemnity Company Incentive Compensation Deferral Plan (Effective as of January 1, 2017), dated December 21, 2021. Such exhibit is incorporated by reference to Exhibit 10.222 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

10.18*
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

10.22*
First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2022), dated December 19, 2023. Such exhibit is incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K that was filed with the Commission on February 26, 2024.

10.23*
Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2023), dated August 15, 2023. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q that was filed with the Commission on October 26, 2023.

10.24*
Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2023), dated June 19, 2023. Such exhibit is incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q that was filed with the Commission on July 27, 2023.

10.25
Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.26
First Amendment to Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated November 1, 2024. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2024.

10.27
Pledge Agreement made by Erie Indemnity Company in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 29, 2021. Such exhibit is incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K that was filed with the Commission on November 4, 2021.

10.28
Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, dated July 1, 2021. Such exhibit is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q that was filed with the Commission on October 28, 2021.

10.29
Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2022. Such exhibit is incorporated by reference to Exhibit 10.226 to the Registrant's Form 10-K that was filed with the Commission on February 24, 2022.

Exhibit
Number	Description of Exhibit

10.30
Second Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated January 1, 2023. Such exhibit is incorporated by reference to Exhibit 10.62 to the Registrant's Form 10-K that was filed with the Commission on March 1, 2023.

14.1	Code of Conduct. Such exhibit is incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K that was filed with the Commission on October 26, 2023.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to Exhibit 14.4 to the Registrant’s Form 8-K that was filed with the Commission on June 1, 2016.

19.1+	Policies with Respect to Securities Trades by Insiders, dated October 29, 2024.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy on Recoupment of Officer Bonuses in Certain Situations (As Amended and Restated July 25, 2023). Such exhibit is incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K that was filed with the Commission on February 26, 2024.

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

February 27, 2025	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2025	/s/ Timothy G. NeCastro
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

Thomas B. Hagen, Chairman