Form 10-Q
period 2025-03-31
ERIE INDEMNITY CO
filed 2025-04-24
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 18, 2025.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 18, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Operating revenue
Management fee revenue - policy issuance and renewal services	$755,049	$665,686
Management fee revenue - administrative services	17,645	16,934
Administrative services reimbursement revenue	210,273	191,567
Service agreement revenue	6,432	6,514
Total operating revenue	989,399	880,701

Operating expenses
Cost of operations - policy issuance and renewal services	627,750	550,322
Cost of operations - administrative services	210,273	191,567
Total operating expenses	838,023	741,889
Operating income	151,376	138,812

Investment income
Net investment income	19,948	15,903
Net realized and unrealized investment gains	502	1,853
Net impairment losses recognized in earnings	(914)	(2,677)
Total investment income	19,536	15,079

Other income	3,834	3,411
Income before income taxes	174,746	157,302
Income tax expense	36,329	32,750
Net income	$138,417	$124,552

Net income per share
Class A common stock – basic	$2.97	$2.67
Class A common stock – diluted	$2.65	$2.38
Class B common stock – basic and diluted	$446	$401

Weighted average shares outstanding – Basic
Class A common stock	46,188,903	46,189,014
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,304,384	52,301,803
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.365	$1.275
Class B common stock	$204.75	$191.25

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2025	2024
Net income	$138,417	$124,552

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	5,778	(754)
Pension and other postretirement plans	(561)	(1,076)
Total other comprehensive income (loss), net of tax	5,217	(1,830)
Comprehensive income	$143,634	$122,722

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $25,164 and $23,559, respectively)	$260,379	$298,397
Available-for-sale securities	52,976	44,604
Receivables from Erie Insurance Exchange and affiliates, net	719,898	707,060
Prepaid expenses and other current assets, net	78,387	83,902
Accrued investment income	10,849	11,069
Total current assets	1,122,489	1,145,032

Available-for-sale securities, net	1,047,540	991,726
Equity securities	81,814	85,891
Available-for-sale and equity securities lent	12,289	7,285
Fixed assets, net	513,088	513,494
Agent loans, net	85,723	80,597
Defined benefit pension plan	57,480	21,311
Other assets, net	47,805	43,278
Total assets	$2,968,228	$2,888,614

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$429,380	$408,309
Agent incentive compensation	42,190	75,458
Accounts payable and accrued liabilities	210,708	190,028
Dividends payable	63,569	63,569
Contract liability	44,102	42,761
Deferred executive compensation	9,636	14,874
Securities lending payable	12,706	7,513
Total current liabilities	812,291	802,512

Defined benefit pension plan	26,197	28,070
Contract liability	21,703	21,170
Deferred executive compensation	22,944	19,721
Deferred income taxes, net	3,704	6,418
Other long-term liabilities	14,038	23,465
Total liabilities	900,877	901,356

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,494	16,466
Accumulated other comprehensive loss	(42,374)	(47,591)
Retained earnings	3,237,151	3,162,303
Total contributed capital and retained earnings	3,213,441	3,133,348
Treasury stock, at cost; 22,110,132 shares held	(1,169,536)	(1,169,074)
Deferred compensation	23,446	22,984
Total shareholders’ equity	2,067,351	1,987,258
Total liabilities and shareholders’ equity	$2,968,228	$2,888,614

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2025 and 2024
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					138,417			138,417
Other comprehensive income				5,217				5,217
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			28			0		28
Deferred compensation						(869)	869	0
Rabbi trust distribution (2)						407	(407)	0
Balance, March 31, 2025	$1,992	$178	$16,494	$(42,374)	$3,237,151	$(1,169,536)	$23,446	$2,067,351

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					124,552			124,552
Other comprehensive loss				(1,830)				(1,830)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(861)	861	0
Rabbi trust distribution (2)						709	(709)	0
Balance, March 31, 2024	$1,992	$178	$16,466	$(15,230)	$2,868,864	$(1,169,317)	$23,227	$1,726,180

(1)Net purchases of treasury stock in 2025 and 2024 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to two incentive compensation deferral plan participants in 2025 and three in 2024.

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Management fee received	$760,565	$664,288
Administrative services reimbursements received	221,955	209,846
Service agreement revenue received	6,432	6,514
Net investment income received	19,326	15,950
Commissions paid to agents	(370,528)	(315,059)
Incentive compensation paid to agents	(79,017)	(72,413)
Salaries and wages paid	(79,844)	(82,203)
Pension contribution and employee benefits paid	(60,501)	(54,376)
General operating expenses paid	(81,938)	(80,064)
Administrative services expenses paid	(218,352)	(208,432)
Income taxes recovered	20	3,142
Net cash provided by operating activities	118,118	87,193

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(131,330)	(77,530)
Equity securities	(6,946)	(7,137)
Proceeds from investments:
Available-for-sale securities sales	34,721	25,922
Available-for-sale securities maturities/calls	34,278	46,926
Equity securities	11,646	6,927
Purchase of fixed assets	(29,674)	(22,446)
Loans to agents and others	(12,568)	(2,507)
Collections on agent and other loans	2,113	2,846
Net cash used in investing activities	(97,760)	(26,999)

Cash flows from financing activities
Dividends paid to shareholders	(63,569)	(59,377)
Net changes in cash collateral for securities lent	5,193	—
Net cash used in financing activities	(58,376)	(59,377)

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,018)	817
Cash, cash equivalents and restricted cash, beginning of period	298,397	144,055
Cash, cash equivalents and restricted cash, end of period	$260,379	$144,872

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$844	$16,382
Operating lease assets obtained in exchange for lease liabilities	$1,319	$2,872

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2025.

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

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", requiring registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include disclosure of climate-related risks that are reasonably likely to have a material impact on a registrant’s business, results of operations or financial condition. Disclosures related to significant effects of severe weather events and other natural conditions and amounts related to carbon offsets and renewable energy credits or certificates are required in the financial statements in certain circumstances. Disclosure requirements will phase in for fiscal years beginning in 2025 and be applied prospectively upon adoption. On April 4, 2024, the SEC issued a voluntary stay on its final rules until legal challenges to the rules are addressed, and on March 27, 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. We continue to monitor the status of these rules pending the court's ultimate decision.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three months ended March 31, 2025, we recognized revenue of $15.4 million that was included in the contract liability balance as of December 31, 2024. During the three months ended March 31, 2024, we recognized revenue of $15.0 million that was included in the contract liability balance as of December 31, 2023. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations for the three months ended March 31:

(in thousands)	2025	2024
Management fee revenue - policy issuance and renewal services	$755,049	$665,686

Management fee revenue - administrative services	17,645	16,934
Administrative services reimbursement revenue	210,273	191,567
Total revenue from administrative services	$227,918	$208,501

Note 4. Segment Information

We have one reportable segment: management operations. All segment revenue is derived in the United States, the majority of which is from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange, our sole customer, as further described in Note 3, "Revenue". Our chief operating decision maker ("CODM") is our Executive Council, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer, executive vice presidents and certain senior vice presidents reporting directly to the CEO as applicable. The CODM assesses performance for the management operations segment and decides how to allocate resources based on net income, as reported in our Consolidated Statements of Operations. Net income is used to monitor budget versus actual results. Total assets as reported in our Consolidated Statements of Financial Position, all of which are located in the United States, are reviewed by the CODM for purposes of decision making. The accounting policies of our management operations segment are the same as those described in Note 2, "Significant Accounting Policies, of Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM and net income for the three months ended March 31:

(in thousands)	2025	2024
Management fee revenue	$772,694	$682,620
Administrative services reimbursement revenue	210,273	191,567
Service agreement revenue	6,432	6,514
Total operating revenue	989,399	880,701

Commissions	436,860	375,760
Underwriting and policy processing	51,260	48,168
Information technology	64,785	53,490
Sales and advertising	17,375	17,207
Customer service	11,687	10,080
Administrative and other	45,783	45,617
Cost of operations - policy issuance and renewal services	627,750	550,322
Cost of operations - administrative services	210,273	191,567
Total operating expenses (1)	838,023	741,889
Operating income	151,376	138,812

Total investment income	19,536	15,079
Other income	3,834	3,411
Income tax expense	36,329	32,750
Net income	$138,417	$124,552

(1)    Management operations segment depreciation and amortization expense included in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $15.8 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively. The Exchange and its insurance subsidiaries reimbursed us for approximately 29% and 27% in the three months ended March 31, 2025 and 2024, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock for the three months ended March 31:

	2025			2024
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$137,284	46,188,903	$2.97	$123,532	46,189,014	$2.67
Dilutive effect of stock-based awards	0	14,681	—	0	11,989	—
Assumed conversion of Class B shares	1,133	6,100,800	—	1,020	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$138,417	52,304,384	$2.65	$124,552	52,301,803	$2.38
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,133	2,542	$446	$1,020	2,542	$401

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2025, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$695,332	$0	$689,302	$6,030
Collateralized debt obligations	107,465	0	106,770	695
Commercial mortgage-backed securities	120,026	0	110,897	9,129
Residential mortgage-backed securities	144,479	0	143,556	923
Other debt securities	36,270	0	36,270	0
U.S. Treasury	9,135	0	9,135	0
Total available-for-sale securities	1,112,707	0	1,095,930	16,777
Equity securities:
Financial services sector (2)	67,776	1,001	63,263	3,512
Utilities sector	4,229	0	4,229	0
Energy sector	2,995	0	2,995	0
Consumer sector	4,037	29	847	3,161
Technology sector	1,974	0	0	1,974
Communications sector	901	0	901	0
Total equity securities	81,912	1,030	72,235	8,647
Total	$1,194,619	$1,030	$1,168,165	$25,424

(1)This includes $12.2 million of securities lent under a securities lending agreement.
(2)This includes $0.1 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities (1)	$643,943	$0	$637,675	$6,268
Collateralized debt obligations	114,127	0	114,127	0
Commercial mortgage-backed securities	124,982	0	100,893	24,089
Residential mortgage-backed securities	133,812	0	133,812	0
Other debt securities	26,751	0	26,751	0
Total available-for-sale securities	1,043,615	0	1,013,258	30,357
Equity securities:
Financial services sector	69,930	1,052	65,378	3,500
Utilities sector	5,629	0	5,629	0
Energy sector	4,117	0	4,117	0
Consumer sector	3,341	54	1,787	1,500
Technology sector	1,974	0	0	1,974
Communications sector	900	0	900	0
Total equity securities	85,891	1,106	77,811	6,974
Total	$1,129,506	$1,106	$1,091,069	$37,331

(1)     This includes $7.3 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$18	$(54)	$2,117	$(575)	$1,099	$(2,843)	$6,030
Collateralized debt obligations	0	0	(5)	700	0	0	0	695
Commercial mortgage-backed securities	24,089	(382)	300	0	(1,289)	1,353	(14,942)	9,129
Residential mortgage-backed securities	0	0	0	0	0	923	0	923
Total available-for-sale securities	30,357	(364)	241	2,817	(1,864)	3,375	(17,785)	16,777
Equity securities	6,974	655	—	1,000	0	18	0	8,647
Total Level 3 securities	$37,331	$291	$241	$3,817	$(1,864)	$3,393	$(17,785)	$25,424

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$3	$41	$343	$(302)	$1,622	$(2,305)	$3,908
Commercial mortgage-backed securities	10,994	(254)	94	1,595	0	6,005	(3,857)	14,577
Residential mortgage-backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(256)	111	1,938	(342)	7,627	(7,627)	18,485
Equity securities	7,334	86	—	1,000	0	24	(476)	7,968
Total Level 3 securities	$24,368	$(170)	$111	$2,938	$(342)	$7,651	$(8,103)	$26,453
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

	March 31, 2025		December 31, 2024
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$98,823	$102,626	$92,731	$90,713
Other loans receivable, net (2)	15,628	15,628	11,555	11,555
Held-to-maturity securities, net (3)	4,833	4,902	4,833	4,934
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	March 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$696,519	$6,111	$7,298	$695,332
Collateralized debt obligations	107,667	191	393	107,465
Commercial mortgage-backed securities	120,342	1,930	2,246	120,026
Residential mortgage-backed securities	157,872	310	13,703	144,479
Other debt securities	36,362	366	458	36,270
U.S. Treasury	8,979	156	0	9,135
Total available-for-sale securities, net	1,127,741	9,064	24,098	1,112,707
Held-to-maturity securities - states & political subdivisions	4,833	69	0	4,902
Total fixed maturity securities, net	$1,132,574	$9,133	$24,098	$1,117,609
(1)This includes an estimated fair value of $12.2 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities (1)	$647,861	$4,767	$8,685	$643,943
Collateralized debt obligations	114,142	372	387	114,127
Commercial mortgage-backed securities	126,509	1,458	2,985	124,982
Residential mortgage-backed securities	150,212	62	16,462	133,812
Other debt securities	27,232	147	628	26,751
Total available-for-sale securities, net	1,065,956	6,806	29,147	1,043,615
Held-to-maturity securities - states & political subdivisions	4,833	101	0	4,934
Total available-for-sale securities, net	$1,070,789	$6,907	$29,147	$1,048,549
(1)This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at March 31, 2025 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$53,577	$52,860
Due after one year through five years	479,358	479,252
Due after five years through ten years	187,422	187,375
Due after ten years	407,384	393,220
Total available-for-sale securities, net (1) (2)	1,127,741	1,112,707
Held-to-maturity securities - due after ten years	4,833	4,902
Total fixed maturity securities, net	$1,132,574	$1,117,609
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at March 31, 2025.
(2)This includes an estimated fair value of $12.2 million of securities lent under a securities lending agreement.

The below securities have been evaluated for credit impairment using criteria described within Note 2, "Significant Accounting Policies, of Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. The gross unrealized losses are primarily attributable to changes in interest rates and are not deemed to be credit-related. We do not have the intent to sell these securities and it is more likely than not that we would not be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$170,976	$2,383	$144,217	$4,915	$315,193	$7,298	754
Collateralized debt obligations	64,839	179	8,766	214	73,605	393	112
Commercial mortgage-backed securities	15,244	149	22,838	2,097	38,082	2,246	92
Residential mortgage-backed securities	31,709	752	89,244	12,951	120,953	13,703	162
Other debt securities	7,392	39	4,844	419	12,236	458	34
Total available-for-sale securities	$290,160	$3,502	$269,909	$20,596	$560,069	$24,098	1,154
Quality breakdown of available-for-sale securities:
Investment grade	$221,033	$1,898	$243,010	$18,704	$464,043	$20,602	555
Non-investment grade	69,127	1,604	26,899	1,892	96,026	3,496	599
Total available-for-sale securities	$290,160	$3,502	$269,909	$20,596	$560,069	$24,098	1,154

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$197,619	$2,486	$156,059	$6,199	$353,678	$8,685	567
Collateralized debt obligations	33,686	71	11,762	316	45,448	387	77
Commercial mortgage-backed securities	28,333	407	24,966	2,578	53,299	2,985	131
Residential mortgage-backed securities	38,003	1,289	90,209	15,173	128,212	16,462	169
Other debt securities	11,663	150	5,045	478	16,708	628	42
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986
Quality breakdown of available-for-sale securities:
Investment grade	$280,332	$3,701	$260,480	$22,664	$540,812	$26,365	616
Non-investment grade	28,972	702	27,561	2,080	56,533	2,782	370
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments for the three months ended March 31:

	2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	365	0	394	164
Sales/collections and write-offs	(52)	0	0	0
Balance, end of period	$826	$2,167	$12,592	$1,476

	2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	164	2,167	172	0
Sales/collections and write-offs	(186)	0	0	0
Balance, end of period	$575	$2,167	$11,253	$957

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2025	2024
Available-for-sale securities	$13,283	$11,613
Equity securities	1,164	1,218
Limited partnerships (1)	1,072	525
Agent loans (2)	1,444	913
Cash equivalents and other (2)	3,387	2,035
Total investment income	20,350	16,304
Less: investment expenses	402	401
Net investment income	$19,948	$15,903
(1)Limited partnership income include both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets" in the Consolidated Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.
(2)2024 amounts have been reclassified to conform to the current period presentation.

Net realized and unrealized investment gains
Realized and unrealized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2025	2024
Available-for-sale securities:
Gross realized gains	$349	$270
Gross realized losses	(611)	(532)
Net realized losses on available-for-sale securities	(262)	(262)
Equity securities	759	2,115
Miscellaneous	5	0
Net realized and unrealized investment gains	$502	$1,853

The portion of net unrealized gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2025	2024
Equity securities:
Net gains recognized during the period	$759	$2,115
Less: net gains recognized on securities sold	101	67
Net unrealized gains recognized on securities held at reporting date	$658	$2,048

Net impairment losses recognized in earnings
Impairments on investments were as follows for the three months ended March 31:

(in thousands)	2025	2024
Available-for-sale securities:
Intent to sell	$0	$(174)
Credit impaired	(365)	(164)
Total available-for-sale securities	(365)	(338)
Expected credit losses:
Held-to-maturity securities	0	(2,167)
Agent loans	(164)	0
Other loans receivable	(385)	(172)
Net impairment losses recognized in earnings	$(914)	$(2,677)

Securities lending transactions
As of March 31, 2025, the estimated fair value of loaned securities was $12.3 million, comprised of $12.2 million and $0.1 million of corporate debt and equity securities, respectively. The related cash collateral received was $12.7 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statement of Financial Position. There was no collateral that we are not permitted to sell or repledge and there are no securities lending transactions that extend beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of March 31, 2025, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of March 31, 2025. Investments with a fair value of $119.7 million were pledged as collateral on the line of credit at March 31, 2025. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of March 31, 2025. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at March 31, 2025.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the three months ended March 31, 2025, the Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the annual defined benefit pension cost and 33% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $39 million contribution in January 2025. The funded pension plan is presented separately from the unfunded plan as a non-current asset on the Consolidated Statements of Financial Position.

Pension plan cost (income) includes the following components for the three months ended March 31:

(in thousands)	2025	2024
Service cost for benefits earned	$8,862	$8,651
Interest cost on benefit obligation	14,675	13,145
Expected return on plan assets	(20,069)	(20,198)
Prior service cost amortization	422	389
Net actuarial gain amortization	(654)	(1,751)
Settlement gain (1)	(477)	(249)
Pension plan cost (income) (2)	$2,759	$(13)
(1)Settlement accounting was required due to lump sum payments made under the SERP to former officers in 2025 and 2024.
(2)Pension plan cost (income) represents total plan cost (income) before reimbursements between Indemnity and the Exchange and its insurance subsidiaries. The components of pension plan cost (income) other than the service cost components are included in the line item "Other income" in the Consolidated Statements of Operations, net of reimbursements between Indemnity and the Exchange and its insurance subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For both the three months ended March 31, 2025 and 2024, our effective tax rate was 20.8%.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2025 and the year ended December 31, 2024. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2025 and the year ended December 31, 2024. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2025.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows for the three months ended March 31:

	2025			2024
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)
OCI (loss) before reclassifications	6,687	1,404	5,283	(1,554)	(326)	(1,228)
Realized investment losses	262	55	207	262	55	207
Impairment losses	365	77	288	338	71	267
OCI (loss)	7,314	1,536	5,778	(954)	(200)	(754)
AOCI (loss), end of period	$(15,128)	$(3,178)	$(11,950)	$(32,356)	$(6,795)	$(25,561)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407
Amortization of prior service costs	422	89	333	389	82	307
Amortization of net actuarial gain	(654)	(137)	(517)	(1,751)	(368)	(1,383)
Settlement gain	(477)	(100)	(377)	0	0	0
OCI (loss)	(709)	(148)	(561)	(1,362)	(286)	(1,076)
AOCI (loss), end of period	$(38,511)	$(8,087)	$(30,424)	$13,077	$2,746	$10,331

Total
AOCI (loss), beginning of period	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)
Investment securities	7,314	1,536	5,778	(954)	(200)	(754)
Pension and other postretirement plans	(709)	(148)	(561)	(1,362)	(286)	(1,076)
OCI (loss)	6,605	1,388	5,217	(2,316)	(486)	(1,830)
AOCI (loss), end of period	$(53,639)	$(11,265)	$(42,374)	$(19,279)	$(4,049)	$(15,230)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $719.9 million and $707.1 million at March 31, 2025 and December 31, 2024, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2025, outstanding loans executed under this agreement totaled $123.2 million, of which our portion of the loans is $49.0 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2025, our maximum potential amount of future payments on the guaranteed portion is $14.2 million. All loan payments under the participation program are current as of March 31, 2025.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of March 31, 2025, our maximum potential obligation related to guarantees is $8.7 million.

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

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Note 15.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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
◦litigation and regulatory actions;
◦emergence of significant unexpected events, including pandemics, economic or social inflation, and changes in tariff policies;
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

RECENT ACCOUNTING STANDARDS AND DISCLOSURE RULES

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" contained within this report for a discussion of recently adopted and issued accounting standards and disclosure rules, and the impact on our consolidated financial statements if known.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2025	2024	% Change
	(Unaudited)
Operating income	$151,376	$138,812	9.1%
Total investment income	19,536	15,079	29.6
Other income	3,834	3,411	12.4
Income before income taxes	174,746	157,302	11.1
Income tax expense	36,329	32,750	10.9
Net income	$138,417	$124,552	11.1%
Net income per share – diluted	$2.65	$2.38	11.1%

Operating income increased in the first quarter of 2025, compared to the same period in 2024. Management fee revenue for policy issuance and renewal services increased 13.4% to $755.0 million in the first quarter of 2025. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2025 and 2024. The direct and affiliated assumed premiums written by the Exchange increased 13.9% to $3.1 billion in the first quarter of 2025, compared to the same period in 2024.

Cost of operations for policy issuance and renewal services increased 14.1% to $627.8 million in the first quarter of 2025, compared to the same period in 2024, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, as well as increased agent incentive compensation due to improved profitability, technology costs and employee compensation.

Management fee revenue for administrative services increased 4.2% to $17.6 million in the first quarter of 2025, compared to the same period in 2024. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $210.3 million in the first quarter of 2025, but had no net impact on operating income.

Total investment income increased $4.5 million in the first quarter of 2025, compared to the same period in 2024, primarily due to an increase in net investment income and lower impairment losses, partially offset by a decrease in realized and unrealized investment gains.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation, supply chain disruptions or changes in tariff policies could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025 for a discussion of the potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of fixed maturity and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Net investment income is impacted by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Various ongoing geopolitical events, the uncertain tariff, inflationary and interest rate environment and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25% for both 2025 and 2024.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2025 compared to prior years, which did not have a material impact on our consolidated financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations for the three months ended March 31:

(dollars in thousands)	2025	2024	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,120,674	$2,741,020	13.9%
Management fee rate	24.37%	24.40%
Management fee revenue	760,508	668,809	13.7
Change in estimate for management fee returned on cancelled policies (1)	(5,459)	(3,123)	(74.8)
Management fee revenue - policy issuance and renewal services	$755,049	$665,686	13.4%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,120,674	$2,741,020	13.9%
Management fee rate	0.63%	0.60%
Management fee revenue	19,660	16,446	19.5
Change in contract liability (2)	(1,968)	498	NM
Change in estimate for management fee returned on cancelled policies (1)	(47)	(10)	NM
Management fee revenue - administrative services	17,645	16,934	4.2
Administrative services reimbursement revenue	210,273	191,567	9.8
Total revenue from administrative services	$227,918	$208,501	9.3%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 13.9% to $3.1 billion in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 3.2% in the first quarter of 2025 compared to 7.1% in the first quarter of 2024.  The year-over-year average premium per policy for all lines of business increased 13.2% at March 31, 2025 compared to 10.6% at March 31, 2024.

Premiums generated from new business decreased 15.0% to $382 million in the first quarter of 2025 compared the same period in 2024, primarily driven by decreased premiums written in the personal auto and homeowners lines. Contributing to this change was a 22.4% decrease in new business policies written, partially offset by a 14.3% increase in year-over-year average premium per policy on new business at March 31, 2025. Premiums generated from new business increased 32.4% to $449 million in the first quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril, personal auto and homeowners lines. Contributing to this change was a 11.1% increase in new business policies written and a 14.0% increase in year-over-year average premium per policy on new business at March 31, 2024.

Premiums generated from renewal business increased 19.5% to $2.7 billion in the first quarter of 2025 compared to the first quarter of 2024 and increased 16.7% to $2.3 billion in the first quarter of 2024 compared to the first quarter of 2023.  Underlying the trend in renewal business premiums in both periods was an 13.2% increase in year-over-year average premium per policy at March 31, 2025, and 9.9% at March 31, 2024, as well as an increase in year-over-year policies in force of 5.6% and 5.1% in the first quarters of 2025 and 2024, respectively.

Personal lines – Total personal lines premiums written increased 14.5% to $2.1 billion in the first quarter of 2025, compared to 20.6% in the first quarter of 2024, driven by a 14.6% increase in total personal lines year-over-year average premium per policy and a 3.1% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 12.4% to $982 million in the first quarter of 2025, compared to 15.6% in the first quarter of 2024, driven by a 9.4% increase in total commercial lines year-over-year average premium per policy and a 3.8% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential changes in regulation, inflationary trends and tariff policies, among others. The Exchange's pricing actions taken in 2024 have contributed to its increased average premium per policy at March 31, 2025. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services	$755,049	$665,686	13.4%
Service agreement revenue	6,432	6,514	(1.3)
	761,481	672,200	13.3
Cost of operations - policy issuance and renewal services	627,750	550,322	14.1
Operating income - policy issuance and renewal services	$133,731	$121,878	9.7%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.37% and 24.40% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2025 and 2024, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
	(Unaudited)
Commissions:
Total commissions	$436,860	$375,760	16.3%
Non-commission expense:
Underwriting and policy processing	$51,260	$48,168	6.4%
Information technology	64,785	53,490	21.1
Sales and advertising	17,375	17,207	1.0
Customer service	11,687	10,080	15.9
Administrative and other	45,783	45,617	0.4
Total non-commission expense	190,890	174,562	9.4
Total cost of operations - policy issuance and renewal services	$627,750	$550,322	14.1%

Commissions – Commissions increased $61.1 million in the first quarter of 2025, compared to the same period in 2024, primarily driven by the growth in direct and affiliated assumed written premium and, to a lesser extent, an increase in agent incentive compensation. The estimated agent incentive payouts at March 31, 2025 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2025. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2025 compared to the three-year period ended 2024.

Non-commission expense – Non-commission expense increased $16.3 million in the first quarter of 2025 compared to the first quarter of 2024. Underwriting and policy processing expense increased $3.1 million primarily due to increased personnel costs. Information technology costs increased $11.3 million primarily due to an increase in hardware and software costs and personnel costs and a decrease in capitalized professional fees related to technology initiatives. Customer service costs increased $1.6 million primarily due to increased personnel costs and credit card processing fees. Personnel costs in the first quarter of 2025 were impacted by increased compensation including higher estimated costs for incentive plan awards compared to 2024.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
	(Unaudited)
Management fee revenue - administrative services	$17,645	$16,934	4.2%
Administrative services reimbursement revenue	210,273	191,567	9.8
Total revenue allocated to administrative services	227,918	208,501	9.3
Administrative services expenses
Claims handling services	185,999	167,963	10.7
Investment management services	7,733	8,593	(10.0)
Life management services	16,541	15,011	10.2
Operating income - administrative services	$17,645	$16,934	4.2%

Administrative services
The management fee revenue allocated to administrative services was 0.63% and 0.60% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2025 and 2024, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the three months ended March 31:

	2025	2024	% Change
(dollars in thousands)	(Unaudited)
Net investment income	$19,948	$15,903	25.4%
Net realized and unrealized investment gains	502	1,853	(72.9)
Net impairment losses recognized in earnings	(914)	(2,677)	65.9
Total investment income	$19,536	$15,079	29.6%

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $4.0 million in the first quarter of 2025, compared to the same period in 2024, primarily due to an increase in bond and cash and cash equivalent income driven by higher average holdings and bond yields, higher equity in earnings of limited partnerships and an increase in agent loan interest income. Net investment income includes limited partnership earnings of $1.1 million in the first quarter of 2025, compared to $0.5 million for the same period in 2024.

Net realized and unrealized investment gains
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the three months ended March 31:

(in thousands)	2025	2024
Securities sold:	(Unaudited)
Available-for-sale securities	$(262)	$(262)
Equity securities	101	67
Change in fair value on remaining equity securities	658	2,048
Miscellaneous	5	0
Net realized and unrealized investment gains	$502	$1,853

Net realized and unrealized gains of $0.5 million during the first quarter of 2025 were primarily due to market value adjustments on equity securities, partially offset by losses on disposals of available-for-sale securities. Net realized and unrealized gains of $1.9 million during the same period in 2024 were primarily due to market value adjustments on equity securities.

Net impairment losses recognized in earnings
Net impairment losses of $0.9 million in the first quarter of 2025 include current expected credit losses on other loans receivable and agent loans of $0.5 million as well as credit-related impairments on available-for-sale securities of $0.4 million. Net impairments losses of $2.7 million during the same period in 2024 primarily included $2.2 million of current expected credit losses recognized on held-to-maturity securities as well as intent to sell and credit-related impairments on available-for-sale securities of $0.3.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 13.9% to $3.1 billion in the first three months of 2025 compared to the first three months of 2024. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.2 billion and $9.3 billion at March 31, 2025 and December 31, 2024, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at March 31, 2025 and 90.4% at December 31, 2024.

We have prepared our consolidated financial statements considering the financial strength of the Exchange based on its A.M. Best rating and strong level of surplus. See Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2025	% to total	December 31, 2024	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,112,707	84%	$1,043,615	83%
Equity securities (2)	81,912	6	85,891	7
Agent loans (3)	98,823	7	92,731	7
Other investments (4)	34,666	3	29,610	3
Total investments	$1,328,108	100%	$1,251,847	100%
(1)This includes $12.2 million and $7.3 million of securities lent under a securities lending agreement as of March 31, 2025 and December 31, 2024, respectively.
(2)This includes $0.1 million of securities lent under a securities lending agreement as of March 31, 2025.
(3)The current portion of agent loans is included in the line item "Prepaid expenses and other current assets, net" in the Consolidated Statements of Financial Position.
(4)The current and long-term portions of other investments are included in the line items "Prepaid expenses and other current assets, net" and "Other assets, net", respectively in the Consolidated Statements of Financial Position.

Available-for-sale securities
Under our investment strategy, we maintain an available-for-sale portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule. Our available-for-sale portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $11.9 million at March 31, 2025, compared to $17.6 million at December 31, 2024.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	March 31, 2025 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$976	$2,158	$8,261	$11,395
Communications	0	6,015	12,638	15,298	11,783	45,734
Consumer	0	1,997	37,477	63,256	47,651	150,381
Diversified	0	0	0	0	829	829
Energy	0	872	5,789	20,159	14,731	41,551
Financial	0	4,302	118,532	137,048	21,234	281,116
Industrial	0	0	6,900	19,112	32,048	58,060
Structured securities (2)	170,957	190,005	25,226	14,762	844	401,794
Technology	1,956	0	0	20,481	15,103	37,540
U.S. Treasury	0	9,135	0	0	0	9,135
Utilities	0	0	13,621	48,916	12,635	75,172
Total	$172,913	$212,326	$221,159	$341,190	$165,119	$1,112,707
(1)Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.
(2)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities.

Equity securities
Equity securities primarily include nonredeemable preferred stocks and are carried at fair value in the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Financial services	$67,776	$69,930
Utilities	4,229	5,629
Energy	2,995	4,117
Consumer	4,037	3,341
Technology	1,974	1,974
Communications	901	900
Total	$81,912	$85,891

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the first quarter of 2025, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 9, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for the funding policy and related contribution for our defined benefit pension plan. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the three months ended March 31:

(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$118,118	$87,193
Net cash used in investing activities	(97,760)	(26,999)
Net cash used in financing activities	(58,376)	(59,377)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,018)	$817

Net cash provided by operating activities was $118.1 million in the first three months of 2025, compared to $87.2 million for the same period in 2024. Increased cash provided by operating activities was primarily due to an increase in management fees received of $96.3 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by an increase in cash paid for agent commissions of $55.5 million driven by premium growth, and increases in incentive compensation paid to agents of $6.6 million and pension and employee benefits paid of $6.1 million due to higher pension contributions. Pension contributions totaled $39.0 million in 2025 compared to $33.0 million in 2024.

Net cash used in investing activities was $97.8 million in the first three months of 2025, compared to $27.0 million for the same period in 2024. Increased cash used in investing activities was primarily due to an increase in purchases of available-for-sale securities of $53.8 million and loans to agents and others of $10.1 million.

Net cash used in financing activities was $58.4 million in the first three months of 2025, compared to $59.4 million for the same period in 2024, primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2025, compared to 2024. There are no regulatory restrictions on the payment of dividends to our shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $232.8 million at March 31, 2025, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $892.7 million at March 31, 2025.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" for additional information related to our bank revolving line of credit.

Off-Balance Sheet Arrangements
We have entered into certain contingent obligations for guarantees. See Part I, Item 1. "Financial Statements - Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements" contained within this report for additional information. We do not believe that these obligations will have a material current or future effect on our consolidated financial condition, results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the consolidated financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2025.  See Part I, Item 1. "Financial Statements - Note 6, Fair Value, of Notes to Consolidated Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices and other risk exposures for the year ended December 31, 2024 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2025.

The uncertain tariff, inflationary and interest rate environment, ongoing geopolitical risks and a potential economic slowdown may create future volatility; however, there have been no material changes that impacted our portfolio or reshaped our periodic investment reviews of asset allocations during the three months ended March 31, 2025. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 14, Commitment and Contingencies, of Notes to Consolidated Financial Statements".

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending March 31, 2025:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

January 1-31, 2025 (1)	1,626	$379.88	—	$17,754
February 1-28, 2025	—	—	—	17,754
March 1-31, 2025 (1)	3,268	446.47	—	17,754
Total	4,894	424.35	—

(1)Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and Cody Cook. Such exhibit is incorporated by reference to Exhibit 10.108 in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

10.2
Form of Indemnification Agreement by and between Erie Indemnity Company and Sarah Shine. Such exhibit is incorporated by reference to Exhibit 10.108 in the Registrant's Form 10-K that was filed with the Commission on February 26, 2009.

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

Erie Indemnity Company
(Registrant)

Date:	April 24, 2025	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO