Form 10-Q
period 2025-06-30
ERIE INDEMNITY CO
filed 2025-08-07
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at August 1, 2025.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at August 1, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating revenue
Management fee revenue - policy issuance and renewal services	$823,853	$760,886	$1,578,902	$1,426,572
Management fee revenue - administrative services	18,296	17,051	35,941	33,985
Administrative services reimbursement revenue	212,644	206,028	422,917	397,595
Service agreement revenue	5,304	6,473	11,736	12,987
Total operating revenue	1,060,097	990,438	2,049,496	1,871,139

Operating expenses
Cost of operations - policy issuance and renewal services	648,280	594,202	1,276,030	1,144,524
Cost of operations - administrative services	212,644	206,028	422,917	397,595
Total operating expenses	860,924	800,230	1,698,947	1,542,119
Operating income	199,173	190,208	350,549	329,020

Investment income
Net investment income	20,030	16,010	39,978	31,913
Net realized and unrealized investment gains (losses)	479	(1,795)	981	58
Net impairment losses recognized in earnings	(909)	(388)	(1,823)	(3,065)
Total investment income	19,600	13,827	39,136	28,906

Other income	1,974	3,292	5,808	6,703
Income before income taxes	220,747	207,327	395,493	364,629
Income tax expense	46,062	43,424	82,391	76,174
Net income	$174,685	$163,903	$313,102	$288,455

Net income per share
Class A common stock – basic	$3.75	$3.52	$6.72	$6.19
Class A common stock – diluted	$3.34	$3.13	$5.99	$5.52
Class B common stock – basic and diluted	$563	$528	$1,008	$929

Weighted average shares outstanding – Basic
Class A common stock	46,189,063	46,189,042	46,188,984	46,189,028
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,304,407	52,305,299	52,304,397	52,303,551
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.365	$1.275	$2.73	$2.55
Class B common stock	$204.75	$191.25	$409.50	$382.50

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$174,685	$163,903	$313,102	$288,455

Other comprehensive income (loss), net of tax
Change in unrealized holding gains on available-for-sale securities	6,261	1,541	12,039	787
Pension and other postretirement plans	(183)	(3,434)	(744)	(4,510)
Total other comprehensive income (loss), net of tax	6,078	(1,893)	11,295	(3,723)
Comprehensive income	$180,763	$162,010	$324,397	$284,732

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $25,923 and $23,559, respectively)	$358,027	$298,397
Available-for-sale securities	59,162	44,604
Receivables from Erie Insurance Exchange and affiliates, net	769,148	707,060
Prepaid expenses and other current assets, net	71,133	83,902
Accrued investment income	11,998	11,069
Total current assets	1,269,468	1,145,032

Available-for-sale securities, net	1,048,584	991,726
Equity securities	68,095	85,891
Available-for-sale and equity securities lent	35,535	7,285
Fixed assets, net	519,834	513,494
Agent loans, net	85,027	80,597
Defined benefit pension plan	54,650	21,311
Other assets, net	47,021	43,278
Total assets	$3,128,214	$2,888,614

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$446,424	$408,309
Agent incentive compensation	70,101	75,458
Accounts payable and accrued liabilities	193,032	190,028
Dividends payable	63,569	63,569
Contract liability	46,213	42,761
Deferred executive compensation	7,181	14,874
Securities lending payable	35,159	7,513
Total current liabilities	861,679	802,512

Defined benefit pension plan	26,820	28,070
Contract liability	22,594	21,170
Deferred executive compensation	18,471	19,721
Deferred income taxes, net	476	6,418
Other long-term liabilities	13,629	23,465
Total liabilities	943,669	901,356

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,494	16,466
Accumulated other comprehensive loss	(36,296)	(47,591)
Retained earnings	3,348,267	3,162,303
Total contributed capital and retained earnings	3,330,635	3,133,348
Treasury stock, at cost; 22,110,132 shares held	(1,170,332)	(1,169,074)
Deferred compensation	24,242	22,984
Total shareholders’ equity	2,184,545	1,987,258
Total liabilities and shareholders’ equity	$3,128,214	$2,888,614

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2025 and 2024
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					138,417			138,417
Other comprehensive income				5,217				5,217
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			28			0		28
Deferred compensation						(869)	869	0
Rabbi trust distribution (2)						407	(407)	0
Balance, March 31, 2025	$1,992	$178	$16,494	$(42,374)	$3,237,151	$(1,169,536)	$23,446	$2,067,351
Net income					174,685			174,685
Other comprehensive income				6,078				6,078
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(963)	963	0
Rabbi trust distribution (2)						167	(167)	0
Balance, June 30, 2025	$1,992	$178	$16,494	$(36,296)	$3,348,267	$(1,170,332)	$24,242	$2,184,545

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					124,552			124,552
Other comprehensive loss				(1,830)				(1,830)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(861)	861	0
Rabbi trust distribution (2)						709	(709)	0
Balance, March 31, 2024	$1,992	$178	$16,466	$(15,230)	$2,868,864	$(1,169,317)	$23,227	$1,726,180
Net income					163,903			163,903
Other comprehensive loss				(1,893)				(1,893)
Dividends declared:
Class A $1.275 per share					(58,891)			(58,891)
Class B $191.25 per share					(486)			(486)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(518)	518	0
Rabbi trust distribution (2)						1,538	(1,538)	0
Balance, June 30, 2024	$1,992	$178	$16,466	$(17,123)	$2,973,390	$(1,168,297)	$22,207	$1,828,813

(1)Net purchases of treasury stock in 2025 and 2024 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to three incentive compensation deferral plan participants in 2025 and and five in 2024.

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Management fee received	$1,474,277	$1,389,944
Administrative services reimbursements received	500,337	373,908
Service agreement revenue received	11,735	12,989
Net investment income received	37,795	31,590
Commissions paid to agents	(783,117)	(681,345)
Incentive compensation paid to agents	(85,401)	(80,633)
Salaries and wages paid	(139,121)	(131,226)
Pension contribution and employee benefits paid	(78,227)	(70,588)
General operating expenses paid	(154,610)	(161,102)
Administrative services expenses paid	(414,543)	(385,036)
Income taxes paid	(73,431)	(79,881)
Net cash provided by operating activities	295,694	218,620

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(208,686)	(236,000)
Equity securities	(14,517)	(13,142)
Other investments	—	(7,000)
Proceeds from investments:
Available-for-sale securities sales	63,703	105,172
Available-for-sale securities maturities/calls	67,415	100,655
Equity securities	16,769	19,929
Purchase of fixed assets	(49,931)	(50,488)
Loans to agents and others	(18,166)	(4,340)
Collections on agent and other loans	6,841	5,582
Net cash used in investing activities	(136,572)	(79,632)

Cash flows from financing activities
Dividends paid to shareholders	(127,138)	(118,754)
Net changes in cash collateral for securities lent	27,646	6,345
Net cash used in financing activities	(99,492)	(112,409)

Net increase in cash, cash equivalents and restricted cash	59,630	26,579
Cash, cash equivalents and restricted cash, beginning of period	298,397	144,055
Cash, cash equivalents and restricted cash, end of period	$358,027	$170,634

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$844	$11,163
Operating lease assets obtained in exchange for lease liabilities	$2,523	$4,663
Receipt of donated equipment	$1,967	$—

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2025.

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

Recently issued accounting standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires entities to disclose specific categories in an effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. We plan to adopt the standard in our consolidated financial statements for the year ending December 31, 2025, and we expect the standard will impact certain of our income tax disclosures.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three and six months ended June 30, 2025, we recognized revenue of $12.3 million and $27.7 million, respectively, that was included in the contract liability balance as of December 31, 2024. During the three and six months ended June 30, 2024, we recognized revenue of $11.9 million and $26.9 million, respectively, that was included in the contract liability balance as of December 31, 2023. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Management fee revenue - policy issuance and renewal services	$823,853	$760,886	$1,578,902	$1,426,572

Management fee revenue - administrative services	18,296	17,051	35,941	33,985
Administrative services reimbursement revenue	212,644	206,028	422,917	397,595
Total revenue from administrative services	$230,940	$223,079	$458,858	$431,580

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

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM and net income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Management fee revenue	$842,149	$777,937	$1,614,843	$1,460,557
Administrative services reimbursement revenue	212,644	206,028	422,917	397,595
Service agreement revenue	5,304	6,473	11,736	12,987
Total operating revenue	1,060,097	990,438	2,049,496	1,871,139

Commissions	463,442	419,951	900,302	795,711
Underwriting and policy processing	51,907	50,733	103,167	98,901
Information technology	57,669	50,599	122,454	104,089
Sales and advertising	19,781	16,954	37,156	34,161
Customer service	11,390	10,346	23,077	20,426
Administrative and other	44,091	45,619	89,874	91,236
Cost of operations - policy issuance and renewal services	648,280	594,202	1,276,030	1,144,524
Cost of operations - administrative services	212,644	206,028	422,917	397,595
Total operating expenses (1)	860,924	800,230	1,698,947	1,542,119
Operating income	199,173	190,208	350,549	329,020

Total investment income	19,600	13,827	39,136	28,906
Other income	1,974	3,292	5,808	6,703
Income tax expense	46,062	43,424	82,391	76,174
Net income	$174,685	$163,903	$313,102	$288,455

(1)    Management operations segment depreciation and amortization expense included in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $16.1 million and $13.8 million in the second quarter of 2025 and 2024, respectively, and $31.9 million and $27.1 million for the six months ended June 30, 2025 and 2024, respectively. The Exchange and its insurance subsidiaries reimbursed us for approximately 29% and 28% in the six months ended June 30, 2025 and 2024, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2025			2024
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$173,254	46,189,063	$3.75	$162,561	46,189,042	$3.52
Dilutive effect of stock-based awards	0	14,544	—	0	15,457	—
Assumed conversion of Class B shares	1,431	6,100,800	—	1,342	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$174,685	52,304,407	$3.34	$163,903	52,305,299	$3.13
Class B – Basic EPS:
Income available to Class B stockholders	$1,431	2,542	$563	$1,342	2,542	$528
Class B – Diluted EPS:
Income available to Class B stockholders	$1,430	2,542	$563	$1,342	2,542	$528

	Six months ended June 30,
	2025			2024
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$310,538	46,188,984	$6.72	$286,093	46,189,028	$6.19
Dilutive effect of stock-based awards	0	14,613	—	0	13,723	—
Assumed conversion of Class B shares	2,564	6,100,800	—	2,362	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$313,102	52,304,397	$5.99	$288,455	52,303,551	$5.52
Class B – Basic EPS:
Income available to Class B stockholders	$2,564	2,542	$1,008	$2,362	2,542	$929
Class B – Diluted EPS:
Income available to Class B stockholders	$2,563	2,542	$1,008	$2,361	2,542	$929

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2025, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$705,219	$0	$699,043	$6,176
Collateralized debt obligations	108,911	0	108,911	0
Commercial mortgage-backed securities	124,192	0	107,758	16,434
Residential mortgage-backed securities	144,621	0	144,621	0
Other debt securities	35,927	0	35,927	0
U.S. Treasury	7,278	0	7,278	0
Total available-for-sale securities (1)	1,126,148	0	1,103,538	22,610
Equity securities:
Financial services sector	71,184	2,018	63,661	5,505
Utilities sector	4,593	0	4,593	0
Energy sector	2,039	0	2,039	0
Consumer sector	4,513	0	1,352	3,161
Technology sector	1,974	0	0	1,974
Communications sector	925	0	925	0
Total equity securities (2)	85,228	2,018	72,570	10,640
Total	$1,211,376	$2,018	$1,176,108	$33,250

(1)This includes $18.4 million of securities lent under a securities lending agreement.
(2)This includes $17.1 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$643,943	$0	$637,675	$6,268
Collateralized debt obligations	114,127	0	114,127	0
Commercial mortgage-backed securities	124,982	0	100,893	24,089
Residential mortgage-backed securities	133,812	0	133,812	0
Other debt securities	26,751	0	26,751	0
Total available-for-sale securities (1)	1,043,615	0	1,013,258	30,357
Equity securities:
Financial services sector	69,930	1,052	65,378	3,500
Utilities sector	5,629	0	5,629	0
Energy sector	4,117	0	4,117	0
Consumer sector	3,341	54	1,787	1,500
Technology sector	1,974	0	0	1,974
Communications sector	900	0	900	0
Total equity securities	85,891	1,106	77,811	6,974
Total	$1,129,506	$1,106	$1,091,069	$37,331

(1)     This includes $7.3 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2025 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,030	$12	$21	$968	$(217)	$2,377	$(3,015)	$6,176
Collateralized debt obligations	695	(4)	5	0	(696)	0	0	0
Commercial mortgage-backed securities	9,129	(240)	104	1,997	(1,098)	9,719	(3,177)	16,434
Residential mortgage- backed securities	923	0	0	0	(18)	0	(905)	0
Total available-for-sale securities	16,777	(232)	130	2,965	(2,029)	12,096	(7,097)	22,610
Equity securities	8,647	(9)	—	2,500	0	0	(498)	10,640
Total Level 3 securities	$25,424	$(241)	$130	$5,465	$(2,029)	$12,096	$(7,595)	$33,250

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$30	$(33)	$3,085	$(792)	$3,476	$(5,858)	$6,176
Collateralized debt obligations	0	(4)	0	700	(696)	0	0	0
Commercial mortgage-backed securities	24,089	(622)	404	1,997	(2,387)	11,072	(18,119)	16,434
Residential mortgage-backed securities	0	0	0	0	(18)	923	(905)	0
Total available-for-sale securities	30,357	(596)	371	5,782	(3,893)	15,471	(24,882)	22,610
Equity securities	6,974	646	—	3,500	0	18	(498)	10,640
Total Level 3 securities	$37,331	$50	$371	$9,282	$(3,893)	$15,489	$(25,380)	$33,250

Level 3 Assets – 2024 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2024
Available-for-sale securities:
Corporate debt securities	$3,908	$22	$(20)	$4,496	$(521)	$2,202	$(1,544)	$8,543
Commercial mortgage-backed securities	14,577	(415)	125	210	(5)	11,643	(915)	25,220
Total available-for-sale securities	18,485	(393)	105	4,706	(526)	13,845	(2,459)	33,763
Equity securities	7,968	61	—	1,019	(84)	520	(986)	8,498
Total Level 3 securities	$26,453	$(332)	$105	$5,725	$(610)	$14,365	$(3,445)	$42,261

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$25	$21	$4,839	$(823)	$3,824	$(3,849)	$8,543
Commercial mortgage-backed securities	10,994	(669)	219	1,805	(5)	17,648	(4,772)	25,220
Residential mortgage-backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(649)	216	6,644	(868)	21,472	(10,086)	33,763
Equity securities	7,334	147	—	2,019	(84)	544	(1,462)	8,498
Total Level 3 securities	$24,368	$(502)	$216	$8,663	$(952)	$22,016	$(11,548)	$42,261
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

	June 30, 2025		December 31, 2024
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$99,572	$100,247	$92,731	$90,713
Other loans receivable, net (2)	15,605	12,296	11,555	11,555
Held-to-maturity securities, net (3)	4,833	4,830	4,833	4,934
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$700,045	$9,919	$4,745	$705,219
Collateralized debt obligations	108,904	275	268	108,911
Commercial mortgage-backed securities	123,616	2,483	1,907	124,192
Residential mortgage-backed securities	157,688	362	13,429	144,621
Other debt securities	35,756	498	327	35,927
U.S. Treasury	7,249	55	26	7,278
Total available-for-sale securities, net (1)	1,133,258	13,592	20,702	1,126,148
Held-to-maturity securities - states & political subdivisions	4,833	0	3	4,830
Total fixed maturity securities, net	$1,138,091	$13,592	$20,705	$1,130,978
(1)This includes an estimated fair value of $18.4 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$647,861	$4,767	$8,685	$643,943
Collateralized debt obligations	114,142	372	387	114,127
Commercial mortgage-backed securities	126,509	1,458	2,985	124,982
Residential mortgage-backed securities	150,212	62	16,462	133,812
Other debt securities	27,232	147	628	26,751
Total available-for-sale securities, net (1)	1,065,956	6,806	29,147	1,043,615
Held-to-maturity securities - states & political subdivisions	4,833	101	0	4,934
Total fixed maturity securities, net	$1,070,789	$6,907	$29,147	$1,048,549
(1)This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at June 30, 2025 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$57,341	$56,820
Due after one year through five years	478,964	482,703
Due after five years through ten years	177,290	178,639
Due after ten years	419,663	407,986
Total available-for-sale securities, net (1) (2)	1,133,258	1,126,148
Held-to-maturity securities - due after ten years	4,833	4,830
Total fixed maturity securities, net	$1,138,091	$1,130,978
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at June 30, 2025.
(2)This includes an estimated fair value of $18.4 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$75,033	$1,430	$125,187	$3,315	$200,220	$4,745	461
Collateralized debt obligations	40,941	108	7,390	160	48,331	268	78
Commercial mortgage-backed securities	12,656	110	20,000	1,797	32,656	1,907	79
Residential mortgage-backed securities	36,998	784	84,737	12,645	121,735	13,429	162
Other debt securities	3,169	37	4,008	290	7,177	327	28
U.S. Treasury	2,025	26	0	0	2,025	26	2
Total available-for-sale securities	$170,822	$2,495	$241,322	$18,207	$412,144	$20,702	810
Quality breakdown of available-for-sale securities:
Investment grade	$140,575	$1,259	$219,609	$16,996	$360,184	$18,255	450
Non-investment grade	30,247	1,236	21,713	1,211	51,960	2,447	360
Total available-for-sale securities	$170,822	$2,495	$241,322	$18,207	$412,144	$20,702	810

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$197,619	$2,486	$156,059	$6,199	$353,678	$8,685	567
Collateralized debt obligations	33,686	71	11,762	316	45,448	387	77
Commercial mortgage-backed securities	28,333	407	24,966	2,578	53,299	2,985	131
Residential mortgage-backed securities	38,003	1,289	90,209	15,173	128,212	16,462	169
Other debt securities	11,663	150	5,045	478	16,708	628	42
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986
Quality breakdown of available-for-sale securities:
Investment grade	$280,332	$3,701	$260,480	$22,664	$540,812	$26,365	616
Non-investment grade	28,972	702	27,561	2,080	56,533	2,782	370
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments:

	Three months ended June 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$826	$2,167	$12,592	$1,476
Provision and recoveries	304	0	446	0
Sales/collections and write-offs	(249)	0	0	0
Balance, end of period	$881	$2,167	$13,038	$1,476

	Six months ended June 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	669	0	840	164
Sales/collections and write-offs	(301)	0	0	0
Balance, end of period	$881	$2,167	$13,038	$1,476

	Three months ended June 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$575	$2,167	$11,253	$957
Provision and recoveries	79	0	185	0
Sales/collections and write-offs	(151)	0	0	0
Balance, end of period	$503	$2,167	$11,438	$957

	Six months ended June 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	243	2,167	357	0
Sales/collections and write-offs	(337)	0	0	0
Balance, end of period	$503	$2,167	$11,438	$957

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities	$14,530	$12,107	$27,813	$23,720
Equity securities	1,149	1,199	2,313	2,417
Limited partnerships (1)	83	(264)	1,155	261
Agent loans (2)	1,557	908	3,001	1,821
Cash equivalents and other (2)	3,509	2,481	6,896	4,516
Total investment income	20,828	16,431	41,178	32,735
Less: investment expenses	798	421	1,200	822
Net investment income	$20,030	$16,010	$39,978	$31,913
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
(2)2024 amounts have been reclassified to conform to the current period presentation.

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities:
Gross realized gains	$331	$417	$680	$687
Gross realized losses	(762)	(2,792)	(1,373)	(3,324)
Net realized losses on available-for-sale securities	(431)	(2,375)	(693)	(2,637)
Equity securities	910	580	1,669	2,695
Miscellaneous	0	0	5	0
Net realized and unrealized investment gains (losses)	$479	$(1,795)	$981	$58

The portion of net unrealized gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Equity securities:
Net gains recognized during the period	$910	$580	$1,669	$2,695
Less: net gains recognized on securities sold	15	116	149	330
Net unrealized gains recognized on securities held at reporting date	$895	$464	$1,520	$2,365

Net impairment losses recognized in earnings
Impairments on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities:
Intent to sell	$(417)	$(124)	$(417)	$(298)
Credit impaired	(304)	(79)	(669)	(243)
Total available-for-sale securities	(721)	(203)	(1,086)	(541)
Expected credit losses:
Held-to-maturity securities	0	0	0	(2,167)
Agent loans	0	0	(164)	0
Other loans receivable	(188)	(185)	(573)	(357)
Net impairment losses recognized in earnings	$(909)	$(388)	$(1,823)	$(3,065)

Securities lending transactions
As of June 30, 2025, the estimated fair value of loaned securities was $35.5 million, comprised of $18.4 million and $17.1 million of available-for-sale and equity securities, respectively. The related cash collateral received was $35.2 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statement of Financial Position. We also received $1.5 million of non-cash collateral that we are not permitted to sell or repledge, and there are no securities lending transactions that extend beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of June 30, 2025, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of June 30, 2025. Investments with a fair value of $119.8 million were pledged as collateral on the line of credit at June 30, 2025. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of June 30, 2025. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at June 30, 2025.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the six months ended June 30, 2025, the Exchange and its insurance subsidiaries reimbursed us for approximately 62% of the annual defined benefit pension cost and 31% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

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

Pension plan cost (income) includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost for benefits earned	$8,862	$8,641	$17,724	$17,292
Interest cost on benefit obligation	14,676	13,163	29,351	26,308
Expected return on plan assets	(20,069)	(20,198)	(40,138)	(40,396)
Prior service cost amortization	422	397	844	786
Net actuarial gain amortization	(655)	(1,734)	(1,309)	(3,485)
Settlement gain (1)	—	(1,030)	(477)	(1,279)
Pension plan cost (income) (2)	$3,236	$(761)	$5,995	$(774)
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

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For both the three months ended June 30, 2025 and 2024, our effective tax rate was 20.9%. For the six months ended June 30, 2025 and 2024, our effective tax rate was 20.8% and 20.9%, respectively.

New tax legislation, referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law on July 4, 2025. The OBBBA includes changes to the timing of tax deductions for depreciation and software development expenditures. We do not expect OBBBA to have a material impact on our effective tax rate. The impact of the OBBBA on deferred tax balances are required to be recognized in the period the legislation is enacted.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2025 and the year ended December 31, 2024. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2025 and the year ended December 31, 2024. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2025.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(15,128)	$(3,178)	$(11,950)	$(32,356)	$(6,795)	$(25,561)
OCI (loss) before reclassifications	6,774	1,423	5,351	(627)	(132)	(495)
Realized investment losses	431	91	340	2,375	499	1,876
Impairment losses	721	151	570	203	43	160
OCI	7,926	1,665	6,261	1,951	410	1,541
AOCI (loss), end of period	$(7,202)	$(1,513)	$(5,689)	$(30,405)	$(6,385)	$(24,020)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(38,511)	$(8,087)	$(30,424)	$13,077	$2,746	$10,331
OCI (loss) before reclassifications	—	—	—	(1,731)	(364)	(1,367)
Amortization of prior service costs	422	88	334	397	83	314
Amortization of net actuarial gain	(655)	(138)	(517)	(1,734)	(364)	(1,370)
Settlement gain	—	—	—	(1,279)	(268)	(1,011)
OCI (loss)	(233)	(50)	(183)	(4,347)	(913)	(3,434)
AOCI (loss), end of period	$(38,744)	$(8,137)	$(30,607)	$8,730	$1,833	$6,897

Total
AOCI (loss), beginning of period	$(53,639)	$(11,265)	$(42,374)	$(19,279)	$(4,049)	$(15,230)
Investment securities	7,926	1,665	6,261	1,951	410	1,541
Pension and other postretirement plans	(233)	(50)	(183)	(4,347)	(913)	(3,434)
OCI (loss)	7,693	1,615	6,078	(2,396)	(503)	(1,893)
AOCI (loss), end of period	$(45,946)	$(9,650)	$(36,296)	$(21,675)	$(4,552)	$(17,123)

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)
OCI (loss) before reclassifications	13,461	2,827	10,634	(2,181)	(458)	(1,723)
Realized investment losses	693	146	547	2,637	554	2,083
Impairment losses	1,086	228	858	541	114	427
OCI	15,240	3,201	12,039	997	210	787
AOCI (loss), end of period	$(7,202)	$(1,513)	$(5,689)	$(30,405)	$(6,385)	$(24,020)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407
OCI (loss) before reclassifications	—	—	—	(1,731)	(364)	(1,367)
Amortization of prior service costs	844	177	667	786	165	621
Amortization of net actuarial gain	(1,309)	(275)	(1,034)	(3,485)	(732)	(2,753)
Settlement gain	(477)	(100)	(377)	(1,279)	(268)	(1,011)
OCI (loss)	(942)	(198)	(744)	(5,709)	(1,199)	(4,510)
AOCI (loss), end of period	$(38,744)	$(8,137)	$(30,607)	$8,730	$1,833	$6,897

Total
AOCI (loss), beginning of period	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)
Investment securities	15,240	3,201	12,039	997	210	787
Pension and other postretirement plans	(942)	(198)	(744)	(5,709)	(1,199)	(4,510)
OCI (loss)	14,298	3,003	11,295	(4,712)	(989)	(3,723)
AOCI (loss), end of period	$(45,946)	$(9,650)	$(36,296)	$(21,675)	$(4,552)	$(17,123)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $769.1 million and $707.1 million at June 30, 2025 and December 31, 2024, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of June 30, 2025, outstanding loans executed under this agreement totaled $126.6 million, of which our portion of the loans is $49.9 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2025, our maximum potential amount of future payments on the guaranteed portion is $14.7 million. All loan payments under the participation program are current as of June 30, 2025.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of June 30, 2025, our maximum potential obligation related to guarantees is $4.0 million.

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

Note 15.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 10, "Income Taxes" regarding the enactment of the OBBBA tax legislation.

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

RECENT ACCOUNTING STANDARDS

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" contained within this report for a discussion of recently issued accounting standards, and the impact on our consolidated financial statements if known.

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

Information security incident
On June 7, 2025, we identified unusual network activity, which we determined to be the result of an information security incident. Upon learning of this activity, we activated our incident response protocols and took immediate action to respond to the situation to safeguard our systems and data, including collaboration with law enforcement and leading cybersecurity experts. After a thorough forensics investigation conducted by independent cybersecurity specialists, there was no evidence that any sensitive personal information, financial records or legally protected data was breached by the threat actor during this incident. We resumed full business operations as of July 7, 2025, with key services and systems safely and securely restored.

Between the outset of the incident and return to full business operations, we incurred certain disruptions to our business operations, primarily related to the ability to process premium activity for the Exchange, which impacts our management fee revenue. Additionally, we have incurred and will continue to incur certain expenses related to the information security incident, including expenses to respond to, remediate and investigate this matter. We have cybersecurity insurance that we expect will cover a portion of lost income due to business interruption and related expenses. The full impact has not yet been determined, but is not expected to be material to our consolidated financial condition, results of operations or cash flows.

In connection with the incident, we became subject to several class action complaints. See Part II, Item 1. “Legal Proceedings” contained within this report for additional information.

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Operating income	$199,173	$190,208	4.7%	$350,549	$329,020	6.5%
Total investment income	19,600	13,827	41.8	39,136	28,906	35.4
Other income	1,974	3,292	(40.1)	5,808	6,703	(13.4)
Income before income taxes	220,747	207,327	6.5	395,493	364,629	8.5
Income tax expense	46,062	43,424	6.1	82,391	76,174	8.2
Net income	$174,685	$163,903	6.6%	$313,102	$288,455	8.5%
Net income per share – diluted	$3.34	$3.13	6.6%	$5.99	$5.52	8.5%

Operating income increased in both the second quarter and six months ended June 30, 2025, compared to the same periods in 2024. Management fee revenue for policy issuance and renewal services increased 8.3% to $823.9 million in the second quarter of 2025 and 10.7% to $1.6 billion for the six months ended June 30, 2025. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2025 and 2024. The direct and affiliated assumed premiums written by the Exchange increased 9.2% to $3.4 billion in the second quarter of 2025 and 11.4% to $6.5 billion for the six months ended June 30, 2025, compared to the same periods in 2024.

Cost of operations for policy issuance and renewal services increased 9.1% to $648.3 million in the second quarter of 2025 and 11.5% to $1.3 billion for the six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, increased agent incentive compensation due to improved profitability, and increased personnel costs.

Management fee revenue for administrative services increased 7.3% to $18.3 million in the second quarter of 2025 and 5.8% to $35.9 million for the six months ended June 30, 2025, compared to the same periods in 2024. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $212.6 million in the second quarter of 2025 and $422.9 million for the six months ended June 30, 2025, but had no net impact on operating income.

Total investment income increased $5.8 million in the second quarter of 2025 and $10.2 million for the six months ended June 30, 2025, compared to the same periods in 2024. The results from both periods were primarily due to an increase in net investment income. The increase in the second quarter of 2025 was also driven by net realized and unrealized investment gains compared to net losses in 2024.

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

Financial market volatility
Our portfolio of available-for-sale and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Net investment income is impacted by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our consolidated financial condition, results of operations and cash flows. Various ongoing geopolitical events, the uncertain tariff, inflationary and interest rate environment and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,424,202	$3,135,186	9.2%	$6,544,876	$5,876,206	11.4%
Management fee rate	24.37%	24.40%		24.37%	24.40%
Management fee revenue	834,478	764,985	9.1	1,594,986	1,433,794	11.2
Change in estimate for management fee returned on cancelled policies (1)	(10,625)	(4,099)	NM	(16,084)	(7,222)	NM
Management fee revenue - policy issuance and renewal services	$823,853	$760,886	8.3%	$1,578,902	$1,426,572	10.7%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,424,202	$3,135,186	9.2%	$6,544,876	$5,876,206	11.4%
Management fee rate	0.63%	0.60%		0.63%	0.60%
Management fee revenue	21,573	18,811	14.7	41,233	35,257	16.9
Change in contract liability (2)	(3,216)	(1,747)	(84.1)	(5,184)	(1,249)	NM
Change in estimate for management fee returned on cancelled policies (1)	(61)	(13)	NM	(108)	(23)	NM
Management fee revenue - administrative services	18,296	17,051	7.3	35,941	33,985	5.8
Administrative services reimbursement revenue	212,644	206,028	3.2	422,917	397,595	6.4
Total revenue from administrative services	$230,940	$223,079	3.5%	$458,858	$431,580	6.3%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 9.2% to $3.4 billion in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 1.7% in the second quarter of 2025 compared to 6.8% in the second quarter of 2024.  The year-over-year average premium per policy for all lines of business increased 11.9% at both June 30, 2025 and June 30, 2024.

Premiums generated from new business decreased 24.2% to $360 million in the second quarter of 2025 compared to the same period in 2024, primarily driven by decreased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 31.1% decrease in new business policies written, partially offset by a 10.6% increase in year-over-year average premium per policy on new business at June 30, 2025. New business in the second quarter of 2025 was also impacted by the information security incident, which disrupted business operations from June 7, 2025 through the remainder of the quarter. Premiums generated from new business increased 23.0% to $475 million in the second quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril, homeowners and personal auto lines. Contributing to this change was a 3.6% increase in new business policies written and a 16.0% increase in year-over-year average premium per policy on new business at June 30, 2024.

Premiums generated from renewal business increased 15.2% to $3.1 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased 19.4% to $2.7 billion in the second quarter of 2024 compared to the second quarter of 2023.  Underlying the trend in renewal business premiums in both periods was an 12.4% increase in year-over-year average premium per policy at June 30, 2025, and 11.1% at June 30, 2024, as well as an increase in year-over-year policies in force of 5.2% and 5.5% in the second quarters of 2025 and 2024, respectively.

Personal lines – Total personal lines premiums written increased 8.9% to $2.4 billion in the second quarter of 2025, compared to 22.2% in the second quarter of 2024, driven by a 12.8% increase in total personal lines year-over-year average premium per policy and a 1.5% increase in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 9.9% to $978 million in the second quarter of 2025, compared to 14.7% in the second quarter of 2024, driven by a 9.0% increase in total commercial lines year-over-year average premium per policy and a 3.0% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force and rate changes affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future premiums could be impacted by potential changes in regulation, inflationary trends and tariff policies, among others. The Exchange's pricing actions taken in 2024 have contributed to its increased average premium per policy at June 30, 2025. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025.

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$823,853	$760,886	8.3%	$1,578,902	$1,426,572	10.7%
Service agreement revenue	5,304	6,473	(18.0)	11,736	12,987	(9.6)
	829,157	767,359	8.1	1,590,638	1,439,559	10.5
Cost of operations - policy issuance and renewal services	648,280	594,202	9.1	1,276,030	1,144,524	11.5
Operating income - policy issuance and renewal services	$180,877	$173,157	4.5%	$314,608	$295,035	6.6%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.37% and 24.40% of the direct and affiliated assumed premiums written by the Exchange for both the three and six month periods ended June 30, 2025 and 2024, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$463,442	$419,951	10.4%	$900,302	$795,711	13.1%
Non-commission expense:
Underwriting and policy processing	$51,907	$50,733	2.3%	$103,167	$98,901	4.3%
Information technology	57,669	50,599	14.0	122,454	104,089	17.6
Sales and advertising	19,781	16,954	16.7	37,156	34,161	8.8
Customer service	11,390	10,346	10.1	23,077	20,426	13.0
Administrative and other	44,091	45,619	(3.3)	89,874	91,236	(1.5)
Total non-commission expense	184,838	174,251	6.1	375,728	348,813	7.7
Total cost of operations - policy issuance and renewal services	$648,280	$594,202	9.1%	$1,276,030	$1,144,524	11.5%

Commissions – Commissions increased $43.5 million in the second quarter of 2025 and $104.6 million for the six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by the growth in direct and affiliated assumed written premium and, to a lesser extent, an increase in agent incentive compensation. The estimated agent incentive payouts at June 30, 2025 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2025. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2025 compared to the three-year period ended 2024.

Non-commission expense – Non-commission expense increased $10.6 million in the second quarter of 2025 compared to the second quarter of 2024. Information technology costs increased $7.1 million primarily due to an increase in personnel costs and a decrease in capitalized professional fees related to technology initiatives. Sales and advertising expense increased $2.8 million primarily due to increased agent-related and advertising costs.

Non-commission expense increased $26.9 million for the six months ended June 30, 2025 compared to the same period in 2024. Underwriting and policy processing expense increased $4.3 million primarily due to increased personnel costs and printing and postage costs. Information technology costs increased $18.4 million primarily due to an increase in personnel costs and hardware and software costs and a decrease in capitalized professional fees related to technology initiatives. Customer service costs increased $2.7 million primarily due to increased personnel costs. Sales and advertising expense increased $3.0 million primarily due to increased advertising and personnel costs. Personnel costs for both the second quarter and six months ended June 30, 2025 were impacted by increased healthcare costs compared to 2024.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$18,296	$17,051	7.3%	$35,941	$33,985	5.8%
Administrative services reimbursement revenue	212,644	206,028	3.2	422,917	397,595	6.4
Total revenue allocated to administrative services	230,940	223,079	3.5	458,858	431,580	6.3
Administrative services expenses
Claims handling services	186,461	164,324	13.5	372,460	332,287	12.1
Investment management services	9,305	9,052	2.8	17,038	17,645	(3.4)
Life management services	16,878	32,652	(48.3)	33,419	47,663	(29.9)
Operating income - administrative services	$18,296	$17,051	7.3%	$35,941	$33,985	5.8%

Administrative services
The management fee revenue allocated to administrative services was 0.63% and 0.60% of the direct and affiliated assumed premiums written by the Exchange for both the three and six month periods ended June 30, 2025 and 2024, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$20,030	$16,010	25.1%	$39,978	$31,913	25.3%
Net realized and unrealized investment gains (losses)	479	(1,795)	NM	981	58	NM
Net impairment losses recognized in earnings	(909)	(388)	NM	(1,823)	(3,065)	40.5
Total investment income	$19,600	$13,827	41.8%	$39,136	$28,906	35.4%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $4.0 million in the second quarter of 2025 and $8.1 million for the six months ended June 30, 2025, compared to the same periods in 2024. The increase in both periods was primarily due to an increase in bond and cash and cash equivalent income driven by higher average holdings and bond yields, an increase in agent loan interest income, and higher equity in earnings of limited partnerships. Net investment income included limited partnership earnings of $0.1 million in the second quarter of 2025, compared to losses of $0.3 million for the same period in 2024, and $1.2 million of limited partnership earnings for the six months ended June 30, 2025, compared to $0.3 million for the same period in 2024.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(431)	$(2,375)	$(693)	$(2,637)
Equity securities	15	116	149	330
Change in fair value on remaining equity securities	895	464	1,520	2,365
Miscellaneous	0	0	5	0
Net realized and unrealized investment gains (losses)	$479	$(1,795)	$981	$58

Net realized and unrealized gains of $0.5 million during the second quarter of 2025 and $1.0 million for the six months ended June 30, 2025 were primarily due to market value adjustments on equity securities, partially offset by losses on disposals of available-for-sale securities. Net realized and unrealized losses of $1.8 million during the second quarter of 2024 were primarily due to disposals of available-for-sale securities. Net realized and unrealized gains of $0.1 million for the six months ended June 30, 2024 were primarily due to market value adjustments on equity securities, mostly offset by losses on disposals of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses during both the three and six months ended June 30, 2025 and 2024 included both intent to sell and credit-related impairments on available-for-sale securities as well as current expected credit losses on other loans receivable. The six months ended June 30, 2025 and 2024 also included current expected credit losses on agent loans and held-to-maturity securities, respectively.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 11.4% to $6.5 billion in the first six months of 2025 compared to the first six months of 2024. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.2 billion and $9.3 billion at June 30, 2025 and December 31, 2024, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 89.7% at June 30, 2025 and 90.4% at December 31, 2024.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2025	% to total	December 31, 2024	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,126,148	84%	$1,043,615	83%
Equity securities (2)	85,228	6	85,891	7
Agent loans (3)	99,572	7	92,731	7
Other investments (4)	35,225	3	29,610	3
Total investments	$1,346,173	100%	$1,251,847	100%
(1)This includes $18.4 million and $7.3 million of securities lent under a securities lending agreement as of June 30, 2025 and December 31, 2024, respectively.
(2)This includes $17.1 million of securities lent under a securities lending agreement as of June 30, 2025.
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

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $5.6 million at June 30, 2025, compared to $17.6 million at December 31, 2024.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	June 30, 2025 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$983	$3,674	$9,635	$14,292
Communications	0	5,044	12,629	10,771	16,905	45,349
Consumer	0	3,997	39,732	59,669	44,255	147,653
Diversified	0	0	0	0	857	857
Energy	0	888	5,832	23,854	14,092	44,666
Financial	0	2,244	118,820	145,756	19,702	286,522
Industrial	0	0	4,946	21,840	32,955	59,741
Structured securities (2)	175,939	188,524	25,398	16,754	804	407,419
Technology	1,967	0	0	19,659	14,707	36,333
U.S. Treasury	0	7,278	0	0	0	7,278
Utilities	0	0	13,711	49,997	12,330	76,038
Total	$177,906	$207,975	$222,051	$351,974	$166,242	$1,126,148
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Financial services	$71,184	$69,930
Utilities	4,593	5,629
Energy	2,039	4,117
Consumer	4,513	3,341
Technology	1,974	1,974
Communications	925	900
Total	$85,228	$85,891

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the second quarter of 2025, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in the Operating Overview contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025.

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

On May 1, 2025, we announced the formation of the Erie Insurance Foundation, a private charitable foundation that will create long-term sustainability for charitable contributions and grantmaking. To launch the initiative and fund the foundation’s endowment, we announced our planned donation of $100 million, which we expect to fund in the next twelve months.

Cash flow activities
The following table provides condensed cash flow information as follows for the six months ended June 30:

(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$295,694	$218,620
Net cash used in investing activities	(136,572)	(79,632)
Net cash used in financing activities	(99,492)	(112,409)
Net increase in cash, cash equivalents and restricted cash	$59,630	$26,579

Net cash provided by operating activities was $295.7 million in the first six months of 2025, compared to $218.6 million for the same period in 2024. Increased cash provided by operating activities was primarily due to an increase in administrative services reimbursements received of $126.4 million and management fees received of $84.3 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by increases in cash paid for agent commissions of $101.8 million driven by premium growth and administrative services expenses paid of $29.5 million.

Net cash used in investing activities was $136.6 million in the first six months of 2025, compared to $79.6 million for the same period in 2024. In 2025 and 2024, net cash used in investing activities was primarily driven by fixed asset purchases of $49.9 million and $50.5 million, respectively, mostly related to software and home office renovations. Additionally, purchases of available-for-sale securities exceeded proceeds generated from sales and maturities/calls.

Net cash used in financing activities was $99.5 million in the first six months of 2025, compared to $112.4 million for the same period in 2024, primarily due to dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2025, compared to 2024. There are no regulatory restrictions on the payment of dividends to our shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $329.6 million at June 30, 2025, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $882.9 million at June 30, 2025.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" for additional information related to our bank revolving line of credit.

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

The uncertain tariff, inflationary and interest rate environment, ongoing geopolitical risks and a potential economic slowdown may create future volatility; however, there have been no material impacts on our portfolio during the six months ended June 30, 2025. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information Security Incident Class Actions

On June 7, 2025 Erie Indemnity Company (“Indemnity”) identified unusual network activity in its computer systems which the Company determined to be the result of an information security event. Upon learning of that activity, Indemnity activated its incident response protocols and took immediate action to safeguard its systems. Indemnity disclosed this event in a Form 8-K filed with the SEC on June 11, 2025.

Within five days of Indemnity’s 8-K filing, several putative class action complaints were filed in the United States District Court for the Western District of Pennsylvania, naming Indemnity and Erie Insurance Company as defendants. A total of 14 suits were filed. The suits allege that Indemnity failed to take reasonable and necessary measures to protect its customers’ and employees’ personally identifiable information and financial information, and assert negligence, negligence per se, breach of fiduciary duty, unjust enrichment, breach of implied contract, and similar claims.

In a Form 8-K filed on July 7, 2025 Indemnity reported that it had resumed full business operations, and that, after a thorough forensic investigation by independent cybersecurity experts, there is no evidence that any sensitive personal information, financial records or legally protected data was breached by the threat actor during the incident.

At this stage, it is not possible to assess Indemnity’s potential exposure in these matters, but it has meritorious defenses against class certification and the plaintiffs’ underlying claims, and it plans to vigorously assert them. As of the date of filing of this Form 10-Q, eleven plaintiffs have voluntarily dismissed their complaints, leaving three suits pending.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 14, Commitment and Contingencies, of Notes to Consolidated Financial Statements".

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 27, 2025 other than those disclosed below.

We are subject to applicable insurance laws, tax statutes, and numerous other federal and state laws and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

Our activities are subject to extensive regulation under federal and state laws on matters as diverse as internal control over financial reporting and disclosure controls, securities regulation, data privacy and protection, cybersecurity, taxation, immigration, wage-and-hour standards and employment and labor relations. These laws and regulations are complex and evolving, and compliance with these laws requires significant resources. In some cases, these laws and regulations may increase our costs, negatively impact revenues, or impose operational limitations on our business. Further, there can be no assurance that we, our third-party service providers and our independent agents are in full compliance with all applicable laws and regulations at all times. Efforts at compliance with all laws and regulations are further complicated by new and evolving regulations regarding cybersecurity, artificial intelligence, diversity, equity and inclusion (DEI) and ESG matters. For example, recent changes in the U.S. regulatory environment relating to DEI and ESG matters has increased scrutiny of corporate DEI and ESG practices. Failure to effectively manage current and future DEI and ESG regulatory developments and stakeholder expectations may expose our business to litigation, fines, penalties, and damage to our reputation, which, if material could adversely affect our financial condition and results of operations.

Additionally, we face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. We are, have been, or may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others, whether by us or our third-party service providers. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. In addition, changes in the way regulators administer applicable laws, tax statutes, or regulations could adversely impact our business, cash flows, results of operations, or financial condition.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending June 30, 2025:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

April 1-30, 2025	—	$—	—	$17,754
May 1-31, 2025 (1)	139	359.85	—	17,754
June 1-30, 2025	—	—	—	17,754
Total	139	359.85	—

(1)Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	August 7, 2025	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO