Form 10-Q
period 2025-09-30
ERIE INDEMNITY CO
filed 2025-10-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 24, 2025.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 24, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating revenue
Management fee revenue - policy issuance and renewal services	$825,275	$769,162	$2,404,177	$2,195,734
Management fee revenue - administrative services	18,831	17,154	54,772	51,139
Administrative services reimbursement revenue	215,694	206,754	638,611	604,349
Service agreement revenue	6,939	6,816	18,675	19,803
Total operating revenue	1,066,739	999,886	3,116,235	2,871,025

Operating expenses
Cost of operations - policy issuance and renewal services	642,124	613,007	1,918,154	1,757,531
Cost of operations - administrative services	215,694	206,754	638,611	604,349
Total operating expenses	857,818	819,761	2,556,765	2,361,880
Operating income	208,921	180,125	559,470	509,145

Investment income
Net investment income	21,033	17,322	61,011	49,235
Net realized and unrealized investment gains	1,331	2,925	2,312	2,983
Net impairment losses recognized in earnings	(810)	(698)	(2,633)	(3,763)
Total investment income	21,554	19,549	60,690	48,455

Other income	2,286	1,168	8,094	7,871
Income before income taxes	232,761	200,842	628,254	565,471
Income tax expense	49,908	41,012	132,299	117,186
Net income	$182,853	$159,830	$495,955	$448,285

Net income per share
Class A common stock – basic	$3.93	$3.43	$10.65	$9.63
Class A common stock – diluted	$3.50	$3.06	$9.48	$8.57
Class B common stock – basic and diluted	$589	$515	$1,597	$1,444

Weighted average shares outstanding – Basic
Class A common stock	46,189,068	46,189,059	46,189,012	46,189,038
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,305,599	52,306,514	52,304,797	52,301,001
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.365	$1.275	$4.095	$3.825
Class B common stock	$204.75	$191.25	$614.25	$573.75

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$182,853	$159,830	$495,955	$448,285

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	6,105	20,227	18,144	21,014
Pension and other postretirement plans	(1,056)	(1,538)	(1,800)	(6,048)
Total other comprehensive income, net of tax	5,049	18,689	16,344	14,966
Comprehensive income	$187,902	$178,519	$512,299	$463,251

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $28,000 and $23,559, respectively)	$568,551	$298,397
Available-for-sale securities	59,833	44,604
Available-for-sale securities lent	4,318	0
Receivables from Erie Insurance Exchange and affiliates, net	780,473	707,060
Prepaid expenses and other current assets, net	73,779	83,902
Accrued investment income	10,937	11,069
Total current assets	1,497,891	1,145,032

Available-for-sale securities, net	970,160	991,726
Equity securities	54,378	85,891
Available-for-sale and equity securities lent	51,836	7,285
Fixed assets, net	557,607	513,494
Agent loans, net	94,740	80,597
Defined benefit pension plan	51,819	21,311
Other assets, net	45,897	43,278
Total assets	$3,324,328	$2,888,614

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$425,310	$408,309
Agent incentive compensation	99,717	75,458
Accounts payable and accrued liabilities	199,995	190,028
Dividends payable	63,569	63,569
Contract liability	47,949	42,761
Deferred executive compensation	6,700	14,874
Securities lending payable	54,325	7,513
Total current liabilities	897,565	802,512

Defined benefit pension plan	31,065	28,070
Contract liability	23,361	21,170
Deferred executive compensation	20,798	19,721
Deferred income taxes, net	19,776	6,418
Other long-term liabilities	22,885	23,465
Total liabilities	1,015,450	901,356

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,494	16,466
Accumulated other comprehensive loss	(31,247)	(47,591)
Retained earnings	3,467,551	3,162,303
Total contributed capital and retained earnings	3,454,968	3,133,348
Treasury stock, at cost; 22,110,132 shares held	(1,170,699)	(1,169,074)
Deferred compensation	24,609	22,984
Total shareholders’ equity	2,308,878	1,987,258
Total liabilities and shareholders’ equity	$3,324,328	$2,888,614

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2025 and 2024
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					138,417			138,417
Other comprehensive income				5,217				5,217
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			28			0		28
Deferred compensation						(869)	869	0
Rabbi trust distribution (2)						407	(407)	0
Balance, March 31, 2025	$1,992	$178	$16,494	$(42,374)	$3,237,151	$(1,169,536)	$23,446	$2,067,351
Net income					174,685			174,685
Other comprehensive income				6,078				6,078
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(963)	963	0
Rabbi trust distribution (2)						167	(167)	0
Balance, June 30, 2025	$1,992	$178	$16,494	$(36,296)	$3,348,267	$(1,170,332)	$24,242	$2,184,545
Net income					182,853			182,853
Other comprehensive income				5,049				5,049
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Deferred compensation						(367)	367	0
Balance, September 30, 2025	$1,992	$178	$16,494	$(31,247)	$3,467,551	$(1,170,699)	$24,609	$2,308,878

(1)Net purchases of treasury stock in 2025 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to three incentive compensation deferral plan participants in 2025.

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

(1)Net purchases of treasury stock in 2024 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in 2024.

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Management fee received	$2,418,043	$2,162,259
Administrative services reimbursements received	609,462	557,361
Service agreement revenue received	18,671	19,804
Net investment income received	59,253	49,047
Commissions paid to agents	(1,230,933)	(1,067,993)
Incentive compensation paid to agents	(89,926)	(88,299)
Salaries and wages paid	(200,461)	(189,088)
Pension contribution and employee benefits paid	(96,557)	(90,217)
General operating expenses paid	(236,538)	(229,675)
Administrative services expenses paid	(631,913)	(581,527)
Income taxes paid	(104,001)	(123,881)
Net cash provided by operating activities	515,100	417,791

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(221,616)	(373,381)
Equity securities	(15,767)	(25,665)
Other investments	—	(7,000)
Proceeds from investments:
Available-for-sale securities sales	78,021	156,357
Available-for-sale securities maturities/calls	135,335	152,174
Equity securities	29,289	29,953
Other investments	3	—
Purchase of fixed assets	(84,925)	(78,202)
Loans to agents and others	(30,746)	(32,317)
Collections on agent and other loans	9,354	7,675
Net cash used in investing activities	(101,052)	(170,406)

Cash flows from financing activities
Dividends paid to shareholders	(190,706)	(178,132)
Net changes in cash collateral for securities lent	46,812	7,905
Net cash used in financing activities	(143,894)	(170,227)

Net increase in cash, cash equivalents and restricted cash	270,154	77,158
Cash, cash equivalents and restricted cash, beginning of period	298,397	144,055
Cash, cash equivalents and restricted cash, end of period	$568,551	$221,213

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$24,259	$10,792
Operating lease assets obtained in exchange for lease liabilities	$2,962	$7,106
Receipt of donated equipment	$1,967	$—

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to a significant downgrade in financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Note 13, "Concentrations of Credit Risk".

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2025.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under "Revenue from Contracts with Customers (Topic 606)". Under the practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects the practical expedient should apply the amendments on a prospective basis. We do not expect the standard will have a material impact on our consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which removes all references to prescriptive and sequential software development project stages and requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied on a prospective, modified or retrospective basis. We are currently evaluating the impact of adoption on our consolidated financial statements and disclosures.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2025, we recognized revenue of $9.0 million and $36.7 million, respectively, that was included in the contract liability balance as of December 31, 2024. During the three and nine months ended September 30, 2024, we recognized revenue of $8.7 million and $35.6 million, respectively, that was included in the contract liability balance as of December 31, 2023. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Management fee revenue - policy issuance and renewal services	$825,275	$769,162	$2,404,177	$2,195,734

Management fee revenue - administrative services	18,831	17,154	54,772	51,139
Administrative services reimbursement revenue	215,694	206,754	638,611	604,349
Total revenue from administrative services	$234,525	$223,908	$693,383	$655,488

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

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM and net income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Management fee revenue	$844,106	$786,316	$2,458,949	$2,246,873
Administrative services reimbursement revenue	215,694	206,754	638,611	604,349
Service agreement revenue	6,939	6,816	18,675	19,803
Total operating revenue	1,066,739	999,886	3,116,235	2,871,025

Commissions	461,513	420,516	1,361,815	1,216,227
Underwriting and policy processing	53,097	51,449	156,264	150,350
Information technology	56,294	54,825	178,748	158,914
Sales and advertising	14,342	18,725	51,498	52,886
Customer service	12,176	11,300	35,253	31,726
Administrative and other	44,702	56,192	134,576	147,428
Cost of operations - policy issuance and renewal services	642,124	613,007	1,918,154	1,757,531
Cost of operations - administrative services	215,694	206,754	638,611	604,349
Total operating expenses (1)	857,818	819,761	2,556,765	2,361,880
Operating income	208,921	180,125	559,470	509,145

Total investment income	21,554	19,549	60,690	48,455
Other income	2,286	1,168	8,094	7,871
Income tax expense	49,908	41,012	132,299	117,186
Net income	$182,853	$159,830	$495,955	$448,285

(1)    Management operations segment depreciation and amortization expense included in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $18.4 million and $14.4 million in the third quarter of 2025 and 2024, respectively, and $50.3 million and $41.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Exchange and its insurance subsidiaries reimbursed us approximately 30% and 28% for the nine months ended September 30, 2025 and 2024, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2025			2024
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$181,356	46,189,068	$3.93	$158,521	46,189,059	$3.43
Dilutive effect of stock-based awards	0	15,731	—	0	16,655	—
Assumed conversion of Class B shares	1,497	6,100,800	—	1,309	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$182,853	52,305,599	$3.50	$159,830	52,306,514	$3.06
Class B – Basic EPS:
Income available to Class B stockholders	$1,497	2,542	$589	$1,309	2,542	$515
Class B – Diluted EPS:
Income available to Class B stockholders	$1,497	2,542	$589	$1,309	2,542	$515

	Nine months ended September 30,
	2025			2024
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$491,894	46,189,012	$10.65	$444,614	46,189,038	$9.63
Dilutive effect of stock-based awards	0	14,985	—	0	11,163	—
Assumed conversion of Class B shares	4,061	6,100,800	—	3,671	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$495,955	52,304,797	$9.48	$448,285	52,301,001	$8.57
Class B – Basic EPS:
Income available to Class B stockholders	$4,061	2,542	$1,597	$3,671	2,542	$1,444
Class B – Diluted EPS:
Income available to Class B stockholders	$4,060	2,542	$1,597	$3,670	2,542	$1,444

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2025, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$673,086	$0	$670,031	$3,055
Collateralized debt obligations	90,551	0	90,551	0
Commercial mortgage-backed securities	122,211	0	104,445	17,766
Residential mortgage-backed securities	141,166	0	139,882	1,284
Other debt securities	31,449	0	31,449	0
U.S. Treasury	7,370	0	7,370	0
Total available-for-sale securities (1)	1,065,833	0	1,043,728	22,105
Equity securities:
Financial services sector	60,425	2,122	52,798	5,505
Utilities sector	3,534	0	3,534	0
Energy sector	1,988	0	1,988	0
Consumer sector	4,558	0	1,397	3,161
Technology sector	3,224	0	0	3,224
Communications sector	963	0	963	0
Total equity securities (2)	74,692	2,122	60,680	11,890
Total	$1,140,525	$2,122	$1,104,408	$33,995

(1)This includes $35.9 million of securities lent under a securities lending agreement.
(2)This includes $20.3 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$643,943	$0	$637,675	$6,268
Collateralized debt obligations	114,127	0	114,127	0
Commercial mortgage-backed securities	124,982	0	100,893	24,089
Residential mortgage-backed securities	133,812	0	133,812	0
Other debt securities	26,751	0	26,751	0
Total available-for-sale securities (1)	1,043,615	0	1,013,258	30,357
Equity securities:
Financial services sector	69,930	1,052	65,378	3,500
Utilities sector	5,629	0	5,629	0
Energy sector	4,117	0	4,117	0
Consumer sector	3,341	54	1,787	1,500
Technology sector	1,974	0	0	1,974
Communications sector	900	0	900	0
Total equity securities	85,891	1,106	77,811	6,974
Total	$1,129,506	$1,106	$1,091,069	$37,331

(1)     This includes $7.3 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2025 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,176	$21	$45	$0	$(1,252)	$1,139	$(3,074)	$3,055
Commercial mortgage-backed securities	16,434	(226)	99	0	(347)	5,331	(3,525)	17,766
Residential mortgage- backed securities	0	0	0	0	0	1,284	0	1,284
Total available-for-sale securities	22,610	(205)	144	0	(1,599)	7,754	(6,599)	22,105
Equity securities	10,640	0	—	1,250	0	0	0	11,890
Total Level 3 securities	$33,250	$(205)	$144	$1,250	$(1,599)	$7,754	$(6,599)	$33,995

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$51	$12	$3,085	$(2,044)	$4,615	$(8,932)	$3,055
Collateralized debt obligations	0	(4)	0	700	(696)	0	0	0
Commercial mortgage-backed securities	24,089	(848)	503	1,997	(2,734)	16,403	(21,644)	17,766
Residential mortgage-backed securities	0	0	0	0	(18)	2,207	(905)	1,284
Total available-for-sale securities	30,357	(801)	515	5,782	(5,492)	23,225	(31,481)	22,105
Equity securities	6,974	646	—	4,750	0	18	(498)	11,890
Total Level 3 securities	$37,331	$(155)	$515	$10,532	$(5,492)	$23,243	$(31,979)	$33,995

Level 3 Assets – 2024 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2024
Available-for-sale securities:
Corporate debt securities	$8,543	$(166)	$45	$865	$(392)	$1,142	$(6,396)	$3,641
Commercial mortgage-backed securities	25,220	(408)	670	1,102	(28)	1,312	(12,108)	15,760
Total available-for-sale securities	33,763	(574)	715	1,967	(420)	2,454	(18,504)	19,401
Equity securities	8,498	517	—	0	0	0	(2,056)	6,959
Total Level 3 securities	$42,261	$(57)	$715	$1,967	$(420)	$2,454	$(20,560)	$26,360

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$(141)	$66	$5,704	$(1,215)	$4,966	$(10,245)	$3,641
Commercial mortgage-backed securities	10,994	(1,077)	889	2,907	(33)	18,960	(16,880)	15,760
Residential mortgage-backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(1,223)	931	8,611	(1,288)	23,926	(28,590)	19,401
Equity securities	7,334	664	—	2,019	(84)	544	(3,518)	6,959
Total Level 3 securities	$24,368	$(559)	$931	$10,630	$(1,372)	$24,470	$(32,108)	$26,360
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

	September 30, 2025		December 31, 2024
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$109,131	$104,110	$92,731	$90,713
Other loans receivable, net (2)	16,069	13,187	11,555	11,555
Held-to-maturity securities, net (3)	4,833	4,876	4,833	4,934
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	September 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$663,602	$12,714	$3,230	$673,086
Collateralized debt obligations	90,481	238	168	90,551
Commercial mortgage-backed securities	121,053	2,868	1,710	122,211
Residential mortgage-backed securities	151,730	736	11,300	141,166
Other debt securities	31,091	622	264	31,449
U.S. Treasury	7,259	120	9	7,370
Total available-for-sale securities, net (1)	1,065,216	17,298	16,681	1,065,833
Held-to-maturity securities - states & political subdivisions	4,833	43	0	4,876
Total fixed maturity securities, net	$1,070,049	$17,341	$16,681	$1,070,709
(1)This includes an estimated fair value of $35.9 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$647,861	$4,767	$8,685	$643,943
Collateralized debt obligations	114,142	372	387	114,127
Commercial mortgage-backed securities	126,509	1,458	2,985	124,982
Residential mortgage-backed securities	150,212	62	16,462	133,812
Other debt securities	27,232	147	628	26,751
Total available-for-sale securities, net (1)	1,065,956	6,806	29,147	1,043,615
Held-to-maturity securities - states & political subdivisions	4,833	101	0	4,934
Total fixed maturity securities, net	$1,070,789	$6,907	$29,147	$1,048,549
(1)This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities at September 30, 2025 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$63,952	$63,710
Due after one year through five years	460,087	465,927
Due after five years through ten years	136,215	138,111
Due after ten years	404,962	398,085
Total available-for-sale securities, net (1) (2)	1,065,216	1,065,833
Held-to-maturity securities - due after ten years	4,833	4,876
Total fixed maturity securities, net	$1,070,049	$1,070,709
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at September 30, 2025.
(2)This includes an estimated fair value of $35.9 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$23,443	$817	$107,364	$2,413	$130,807	$3,230	358
Collateralized debt obligations	25,562	69	5,396	99	30,958	168	54
Commercial mortgage-backed securities	4,833	55	19,434	1,655	24,267	1,710	66
Residential mortgage-backed securities	17,132	248	88,556	11,052	105,688	11,300	144
Other debt securities	1,681	25	3,770	239	5,451	264	24
U.S. Treasury	1,469	9	0	0	1,469	9	1
Total available-for-sale securities	$74,120	$1,223	$224,520	$15,458	$298,640	$16,681	647
Quality breakdown of available-for-sale securities:
Investment grade	$53,947	$408	$204,399	$14,379	$258,346	$14,787	344
Non-investment grade	20,173	815	20,121	1,079	40,294	1,894	303
Total available-for-sale securities	$74,120	$1,223	$224,520	$15,458	$298,640	$16,681	647

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$197,619	$2,486	$156,059	$6,199	$353,678	$8,685	567
Collateralized debt obligations	33,686	71	11,762	316	45,448	387	77
Commercial mortgage-backed securities	28,333	407	24,966	2,578	53,299	2,985	131
Residential mortgage-backed securities	38,003	1,289	90,209	15,173	128,212	16,462	169
Other debt securities	11,663	150	5,045	478	16,708	628	42
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986
Quality breakdown of available-for-sale securities:
Investment grade	$280,332	$3,701	$260,480	$22,664	$540,812	$26,365	616
Non-investment grade	28,972	702	27,561	2,080	56,533	2,782	370
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments:

	Three months ended September 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$881	$2,167	$13,038	$1,476
Provision and recoveries	417	0	218	111
Sales/collections and write-offs	(64)	0	(25)	0
Balance, end of period	$1,234	$2,167	$13,231	$1,587

	Nine months ended September 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	1,086	0	1,058	275
Sales/collections and write-offs	(365)	0	(25)	0
Balance, end of period	$1,234	$2,167	$13,231	$1,587

	Three months ended September 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$503	$2,167	$11,438	$957
Provision and recoveries	158	0	474	354
Sales/collections and write-offs	(231)	0	0	0
Balance, end of period	$430	$2,167	$11,912	$1,311

	Nine months ended September 30, 2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	401	2,167	831	354
Sales/collections and write-offs	(568)	0	0	0
Balance, end of period	$430	$2,167	$11,912	$1,311

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities	$14,068	$12,891	$41,881	$36,611
Equity securities	1,220	1,119	3,533	3,536
Limited partnerships (1)	114	(127)	1,269	134
Agent loans (2)	1,633	1,070	4,634	2,891
Cash equivalents and other (2)	4,606	2,940	11,502	7,456
Total investment income	21,641	17,893	62,819	50,628
Less: investment expenses	608	571	1,808	1,393
Net investment income	$21,033	$17,322	$61,011	$49,235
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
(2)2024 amounts have been reclassified to conform to the current period presentation.

Net realized and unrealized investment gains
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities:
Gross realized gains	$908	$1,457	$1,588	$2,144
Gross realized losses	(337)	(1,315)	(1,710)	(4,639)
Net realized gains (losses) on available-for-sale securities	571	142	(122)	(2,495)
Equity securities	760	2,782	2,429	5,477
Miscellaneous	0	1	5	1
Net realized and unrealized investment gains	$1,331	$2,925	$2,312	$2,983

The portion of net unrealized gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Equity securities:
Net gains recognized during the period	$760	$2,782	$2,429	$5,477
Less: net gains recognized on securities sold	66	146	340	883
Net unrealized gains recognized on securities held at reporting date	$694	$2,636	$2,089	$4,594

Net impairment losses recognized in earnings
Impairments on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Available-for-sale securities:
Intent to sell	$(78)	$(1)	$(495)	$(299)
Credit impaired	(417)	(158)	(1,086)	(401)
Total available-for-sale securities	(495)	(159)	(1,581)	(700)
Expected credit losses:
Held-to-maturity securities	0	0	0	(2,167)
Agent loans	(111)	(354)	(275)	(354)
Other loans receivable	(204)	(185)	(777)	(542)
Net impairment losses recognized in earnings	$(810)	$(698)	$(2,633)	$(3,763)

Securities lending transactions
As of September 30, 2025, the estimated fair value of loaned securities was $56.2 million, comprised of $35.9 million and $20.3 million of available-for-sale and equity securities, respectively. The related cash collateral received was $54.3 million, which was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statement of Financial Position. We also received $3.6 million of non-cash collateral that we are not permitted to sell or repledge, and there are no securities lending transactions that extend beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of September 30, 2025, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of September 30, 2025. Investments with a fair value of $121.0 million were pledged as collateral on the line of credit at September 30, 2025. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of September 30, 2025. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at September 30, 2025.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan (income) cost for employees in departments that support the administrative functions. For the nine months ended September 30, 2025, the Exchange and its insurance subsidiaries reimbursed us for approximately 62% of the annual defined benefit pension cost and 35% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension (income) cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

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

Pension plan cost (income) includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost for benefits earned	$8,866	$8,628	$26,590	$25,920
Interest cost on benefit obligation	14,688	13,195	44,039	39,503
Expected return on plan assets	(20,069)	(20,199)	(60,207)	(60,595)
Prior service cost amortization	422	413	1,266	1,199
Net actuarial gain amortization	(633)	(1,695)	(1,942)	(5,180)
Settlement gain (1)	(62)	(59)	(539)	(1,338)
Pension plan cost (income) (2)	$3,212	$283	$9,207	$(491)
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

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2025 and 2024, our effective tax rate was 21.4% and 20.4%, respectively. For the nine months ended September 30, 2025 and 2024, our effective tax rate was 21.1% and 20.7% respectively.

New tax legislation, referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law on July 4, 2025. The OBBBA includes changes to the timing of tax deductions for depreciation and software development expenditures. The impact of the OBBBA is reflected in our income tax provisions and effective tax rate for the quarter ended September 30, 2025.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2025 and the year ended December 31, 2024. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2025 and the year ended December 31, 2024. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2025.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(7,202)	$(1,513)	$(5,689)	$(30,405)	$(6,385)	$(24,020)
OCI before reclassifications	7,803	1,638	6,165	25,586	5,373	20,213
Realized investment gains	(571)	(120)	(451)	(142)	(30)	(112)
Impairment losses	495	104	391	159	33	126
OCI	7,727	1,622	6,105	25,603	5,376	20,227
AOCI (loss), end of period	$525	$109	$416	$(4,802)	$(1,009)	$(3,793)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(38,744)	$(8,137)	$(30,607)	$8,730	$1,833	$6,897
OCI (loss) before reclassifications	(1,063)	(223)	(840)	(606)	(127)	(479)
Amortization of prior service costs	422	89	333	413	87	326
Amortization of net actuarial gain	(633)	(133)	(500)	(1,695)	(356)	(1,339)
Settlement gain	(62)	(13)	(49)	(59)	(13)	(46)
OCI (loss)	(1,336)	(280)	(1,056)	(1,947)	(409)	(1,538)
AOCI (loss), end of period	$(40,080)	$(8,417)	$(31,663)	$6,783	$1,424	$5,359

Total
AOCI (loss), beginning of period	$(45,946)	$(9,650)	$(36,296)	$(21,675)	$(4,552)	$(17,123)
Investment securities	7,727	1,622	6,105	25,603	5,376	20,227
Pension and other postretirement plans	(1,336)	(280)	(1,056)	(1,947)	(409)	(1,538)
OCI	6,391	1,342	5,049	23,656	4,967	18,689
AOCI (loss), end of period	$(39,555)	$(8,308)	$(31,247)	$1,981	$415	$1,566

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)
OCI before reclassifications	21,264	4,465	16,799	23,405	4,915	18,490
Realized investment losses	122	26	96	2,495	524	1,971
Impairment losses	1,581	332	1,249	700	147	553
OCI	22,967	4,823	18,144	26,600	5,586	21,014
AOCI (loss), end of period	$525	$109	$416	$(4,802)	$(1,009)	$(3,793)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407
OCI (loss) before reclassifications	(1,063)	(223)	(840)	(2,337)	(491)	(1,846)
Amortization of prior service costs	1,266	266	1,000	1,199	252	947
Amortization of net actuarial gain	(1,942)	(408)	(1,534)	(5,180)	(1,088)	(4,092)
Settlement gain	(539)	(113)	(426)	(1,338)	(281)	(1,057)
OCI (loss)	(2,278)	(478)	(1,800)	(7,656)	(1,608)	(6,048)
AOCI (loss), end of period	$(40,080)	$(8,417)	$(31,663)	$6,783	$1,424	$5,359

Total
AOCI (loss), beginning of period	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)
Investment securities	22,967	4,823	18,144	26,600	5,586	21,014
Pension and other postretirement plans	(2,278)	(478)	(1,800)	(7,656)	(1,608)	(6,048)
OCI	20,689	4,345	16,344	18,944	3,978	14,966
AOCI (loss), end of period	$(39,555)	$(8,308)	$(31,247)	$1,981	$415	$1,566

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $780.5 million and $707.1 million at September 30, 2025 and December 31, 2024, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of September 30, 2025, outstanding loans executed under this agreement totaled $136.3 million, of which our portion of the loans is $52.7 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2025, our maximum potential amount of future payments on the guaranteed portion is $16.2 million. All loan payments under the participation program are current as of September 30, 2025.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of September 30, 2025, our maximum potential obligation related to guarantees is $4.0 million.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Operating income	$208,921	$180,125	16.0%	$559,470	$509,145	9.9%
Total investment income	21,554	19,549	10.3	60,690	48,455	25.2
Other income	2,286	1,168	95.7	8,094	7,871	2.8
Income before income taxes	232,761	200,842	15.9	628,254	565,471	11.1
Income tax expense	49,908	41,012	21.7	132,299	117,186	12.9
Net income	$182,853	$159,830	14.4%	$495,955	$448,285	10.6%
Net income per share – diluted	$3.50	$3.06	14.4%	$9.48	$8.57	10.6%

Operating income increased in both the third quarter and nine months ended September 30, 2025, compared to the same periods in 2024, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 7.3% to $825.3 million in the third quarter of 2025 and 9.5% to $2.4 billion for the nine months ended September 30, 2025. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2025 and 2024. The direct and affiliated assumed premiums written by the Exchange increased 7.6% to $3.4 billion in the third quarter of 2025 and 10.1% to $9.9 billion for the nine months ended September 30, 2025, compared to the same periods in 2024.

Cost of operations for policy issuance and renewal services increased 4.7% to $642.1 million in the third quarter of 2025 and 9.1% to $1.9 billion for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth and increased agent incentive compensation due to improved profitability. Cost of operations for policy issuance and renewal services in the third quarter of 2025 were partially offset by decreased personnel costs related to incentive compensation.

Management fee revenue for administrative services increased 9.8% to $18.8 million in the third quarter of 2025 and 7.1% to $54.8 million for the nine months ended September 30, 2025, compared to the same periods in 2024. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $215.7 million in the third quarter of 2025 and $638.6 million for the nine months ended September 30, 2025, but had no net impact on operating income.

Total investment income increased $2.0 million in the third quarter of 2025 and $12.2 million for the nine months ended September 30, 2025, compared to the same periods in 2024. The results from both periods were primarily due to an increase in net investment income.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation, supply chain disruptions or changes in tariff policies could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. For a discussion of the potential impacts to our operations or those of the Exchange, see Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II. Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on February 27, 2025 and August 7, 2025, respectively.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25% for both 2025 and 2024.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2025 compared to 2024, which did not have a material impact on our consolidated financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,402,438	$3,162,302	7.6%	$9,947,314	$9,038,508	10.1%
Management fee rate	24.37%	24.40%		24.37%	24.40%
Management fee revenue	829,174	771,602	7.5	2,424,160	2,205,396	9.9
Change in estimate for management fee returned on cancelled policies (1)	(3,899)	(2,440)	(59.8)	(19,983)	(9,662)	NM
Management fee revenue - policy issuance and renewal services	$825,275	$769,162	7.3%	$2,404,177	$2,195,734	9.5%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,402,438	$3,162,302	7.6%	$9,947,314	$9,038,508	10.1%
Management fee rate	0.63%	0.60%		0.63%	0.60%
Management fee revenue	21,435	18,974	13.0	62,668	54,231	15.6
Change in contract liability (2)	(2,510)	(1,796)	(39.8)	(7,694)	(3,045)	NM
Change in estimate for management fee returned on cancelled policies (1)	(94)	(24)	NM	(202)	(47)	NM
Management fee revenue - administrative services	18,831	17,154	9.8	54,772	51,139	7.1
Administrative services reimbursement revenue	215,694	206,754	4.3	638,611	604,349	5.7
Total revenue from administrative services	$234,525	$223,908	4.7%	$693,383	$655,488	5.8%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 7.6% to $3.4 billion in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by increased personal lines and commercial multi-peril premiums written.  Year-over-year policies in force for all lines of business increased 0.2% in the third quarter of 2025 compared to 6.0% in the third quarter of 2024.  The year-over-year average premium per policy for all lines of business increased 10.7% at September 30, 2025 compared to 12.8% at September 30, 2024.

Premiums generated from new business decreased 20.5% to $351 million in the third quarter of 2025 compared to the same period in 2024, primarily driven by decreased premiums written in the personal auto, commercial multi-peril and homeowners lines. Contributing to this change was a 24.1% decrease in new business policies written, partially offset by a 8.5% increase in year-over-year average premium per policy on new business at September 30, 2025. Premiums generated from new business increased 9.5% to $441 million in the third quarter of 2024 compared to the same period in 2023, primarily driven by increased premiums written in the commercial multi-peril and homeowners lines. Contributing to this change was a 15.9% increase in year-over-year average premium per policy on new business, somewhat offset by a 4.0% decrease in new business policies written in the third quarter of 2024.

Premiums generated from renewal business increased 12.1% to $3.1 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased 20.0% to $2.7 billion in the third quarter of 2024 compared to the third quarter of 2023.  Underlying the trend in renewal business premiums in both periods was an 11.3% increase in year-over-year average premium per policy at September 30, 2025, and 12.3% at September 30, 2024, as well as an increase in year-over-year policies in force of 4.1% and 5.7% in the third quarters of 2025 and 2024, respectively.

Personal lines – Total personal lines premiums written increased 7.1% to $2.5 billion in the third quarter of 2025, compared to 20.1% in the third quarter of 2024, driven by a 11.1% increase in total personal lines year-over-year average premium per policy, slightly offset by a 0.2% decrease in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 8.9% to $902 million in the third quarter of 2025, compared to 13.9% in the third quarter of 2024, driven by a 7.9% increase in total commercial lines year-over-year average premium per policy and a 3.0% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Premium levels impacted by changes in policies in force and rate actions affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future rate actions could be impacted by potential changes in regulation, inflationary trends and tariff policies, among others. As the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premiums, or longer for policies with a rate locking feature. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II. Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on February 27, 2025 and August 7, 2025, respectively.

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$825,275	$769,162	7.3%	$2,404,177	$2,195,734	9.5%
Service agreement revenue	6,939	6,816	1.8	18,675	19,803	(5.7)
	832,214	775,978	7.2	2,422,852	2,215,537	9.4
Cost of operations - policy issuance and renewal services	642,124	613,007	4.7	1,918,154	1,757,531	9.1
Operating income - policy issuance and renewal services	$190,090	$162,971	16.6%	$504,698	$458,006	10.2%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.37% and 24.40% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine month periods ended September 30, 2025 and 2024, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$461,513	$420,516	9.7%	$1,361,815	$1,216,227	12.0%
Non-commission expense:
Underwriting and policy processing	$53,097	$51,449	3.2%	$156,264	$150,350	3.9%
Information technology	56,294	54,825	2.7	178,748	158,914	12.5
Sales and advertising	14,342	18,725	(23.4)	51,498	52,886	(2.6)
Customer service	12,176	11,300	7.8	35,253	31,726	11.1
Administrative and other	44,702	56,192	(20.4)	134,576	147,428	(8.7)
Total non-commission expense	180,611	192,491	(6.2)	556,339	541,304	2.8
Total cost of operations - policy issuance and renewal services	$642,124	$613,007	4.7%	$1,918,154	$1,757,531	9.1%

Commissions – Commissions increased $41.0 million in the third quarter of 2025 and $145.6 million for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by the growth in direct and affiliated assumed written premium and, to a lesser extent, an increase in agent incentive compensation. The estimated agent incentive payouts at September 30, 2025 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2025. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2025 compared to the three-year period ended 2024.

Non-commission expense – Non-commission expense decreased $11.9 million in the third quarter of 2025 compared to the third quarter of 2024. Underwriting and policy processing expense increased $1.6 million primarily due to increased postage costs, partially offset by a decrease in underwriting report costs. Sales and advertising expense decreased $4.4 million primarily due to decreased agent-related costs and costs from community development initiatives. Administrative and other costs decreased $11.5 million primarily due to decreases in personnel costs and professional fees.

Non-commission expense increased $15.0 million for the nine months ended September 30, 2025 compared to the same period in 2024. Underwriting and policy processing expense increased $5.9 million primarily due to increased postage and personnel costs. Information technology costs increased $19.8 million primarily due to an increase in personnel costs and hardware and software costs. Customer service costs increased $3.5 million primarily due to increased personnel costs and credit card processing fees. Administrative and other costs decreased $12.9 million primarily due to decreased personnel costs.

Personnel costs in both the third quarter and nine months ended September 30, 2025 were impacted by decreased incentive compensation compared to 2024. Decreases in incentive plan costs in both periods were primarily driven by lower performance metrics compared to 2024 and a decrease in company stock price during the third quarter and nine months ended September 30, 2025 compared to an increase during the respective periods in 2024. Personnel costs in all expense categories for the nine months ended September 30, 2025 were also impacted by increased healthcare costs compared to 2024.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$18,831	$17,154	9.8%	$54,772	$51,139	7.1%
Administrative services reimbursement revenue	215,694	206,754	4.3	638,611	604,349	5.7
Total revenue allocated to administrative services	234,525	223,908	4.7	693,383	655,488	5.8
Administrative services expenses
Claims handling services	189,947	179,526	5.8	562,407	511,813	9.9
Investment management services	7,560	9,718	(22.2)	24,598	27,363	(10.1)
Life management services	18,187	17,510	3.9	51,606	65,173	(20.8)
Operating income - administrative services	$18,831	$17,154	9.8%	$54,772	$51,139	7.1%

Administrative services
The management fee revenue allocated to administrative services was 0.63% and 0.60% of the direct and affiliated assumed premiums written by the Exchange for both the three and nine month periods ended September 30, 2025 and 2024, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$21,033	$17,322	21.4%	$61,011	$49,235	23.9%
Net realized and unrealized investment gains	1,331	2,925	(54.5)	2,312	2,983	(22.5)
Net impairment losses recognized in earnings	(810)	(698)	(16.1)	(2,633)	(3,763)	30.0
Total investment income	$21,554	$19,549	10.3%	$60,690	$48,455	25.2%

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $3.7 million in the third quarter of 2025 and $11.8 million for the nine months ended September 30, 2025, compared to the same periods in 2024. The increase in both periods was primarily due to an increase in bond and cash and cash equivalent income driven by higher average holdings and bond yields, an increase in agent loan interest income, and higher equity in earnings of limited partnerships. Net investment income included limited partnership earnings of $0.1 million in the third quarter of 2025, compared to losses of $0.1 million for the same period in 2024, and $1.3 million of limited partnership earnings for the nine months ended September 30, 2025, compared to $0.1 million for the same period in 2024.

Net realized and unrealized investment gains
A breakdown of our net realized and unrealized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$571	$142	$(122)	$(2,495)
Equity securities	66	146	340	883
Change in fair value on remaining equity securities	694	2,636	2,089	4,594
Miscellaneous	0	1	5	1
Net realized and unrealized investment gains	$1,331	$2,925	$2,312	$2,983

Net realized and unrealized gains of $1.3 million during the third quarter of 2025 and $2.3 million for the nine months ended September 30, 2025 were primarily due to market value adjustments on equity securities and net gains on disposals of securities. Net realized and unrealized gains of $2.9 million during the third quarter of 2024 were primarily due to market value adjustments on equity securities. Net realized and unrealized gains of $3.0 million for the nine months ended September 30, 2024 were primarily due to market value adjustments on equity securities, partially offset by losses on disposals of available-for-sale securities.

Net impairment losses recognized in earnings
Net impairment losses during the three and nine months ended September 30, 2025 and 2024 included both credit-related and intent to sell impairments on available-for-sale securities as well as current expected credit losses on agent loans and other loans receivable. The nine months ended September 30, 2024 also included current expected credit losses on held-to-maturity securities.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by AM Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. On September 5, 2025, the Exchange and each of its property and casualty insurance subsidiaries were downgraded from A+ "Superior" to A "Excellent" and our financial strength rating was revised from negative to stable. The A "Excellent" rating is the third highest financial strength rating assigned to companies that have achieved excellent overall performance when compared to the standards established by AM Best and have an excellent ability to meet obligations to policyholders over the long term. While the Exchange's policyholder surplus continues to be classified in AM Best's strongest category, the downgrade was primarily driven by the Exchange’s large underwriting losses in each of the last three years, driven by elevated weather-related events and increased severity in the auto and homeowners’ segments. The stable financial strength rating reflects the expectation that the Exchange's profitability initiatives will accelerate and stabilize operating results over the near term. Furthermore, the stable outlook reflects the strongest level of balance sheet strength as assessed by AM Best.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 10.1% to $9.9 billion in the first nine months of 2025 compared to the first nine months of 2024. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $9.6 billion and $9.3 billion at September 30, 2025 and December 31, 2024, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 89.1% at September 30, 2025 and 90.4% at December 31, 2024.

We have prepared our consolidated financial statements considering the financial strength of the Exchange based on its AM Best rating and strong level of surplus. See Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II. Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on February 27, 2025 and August 7, 2025, respectively for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2025	% to total	December 31, 2024	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,065,833	83%	$1,043,615	83%
Equity securities (2)	74,692	6	85,891	7
Agent loans (3)	109,131	8	92,731	7
Other investments (4)	35,794	3	29,610	3
Total investments	$1,285,450	100%	$1,251,847	100%
(1)This includes $35.9 million and $7.3 million of securities lent under a securities lending agreement as of September 30, 2025 and December 31, 2024, respectively.
(2)This includes $20.3 million of securities lent under a securities lending agreement as of September 30, 2025.
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

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on available-for-sale securities, net of deferred taxes, totaled $0.5 million at September 30, 2025, compared to unrealized losses of $17.6 million at December 31, 2024.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	September 30, 2025 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$2,514	$0	$8,077	$10,591
Communications	0	5,057	13,633	10,800	13,395	42,885
Consumer	0	4,031	38,405	55,894	37,265	135,595
Diversified	0	0	0	0	900	900
Energy	0	899	5,864	23,836	15,052	45,651
Financial	0	2,248	118,543	138,265	15,555	274,611
Industrial	0	0	7,817	20,770	30,175	58,762
Structured securities (2)	161,736	180,921	20,534	15,310	1,253	379,754
Technology	1,976	0	0	17,519	11,760	31,255
U.S. Treasury	0	7,370	0	0	0	7,370
Utilities	0	0	13,782	48,548	16,129	78,459
Total	$163,712	$200,526	$221,092	$330,942	$149,561	$1,065,833
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Financial services	$60,425	$69,930
Utilities	3,534	5,629
Energy	1,988	4,117
Consumer	4,558	3,341
Technology	3,224	1,974
Communications	963	900
Total	$74,692	$85,891

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the third quarter of 2025, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in "Operating Overview" contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II. Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on February 27, 2025 and August 7, 2025, respectively.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the nine months ended September 30:

(in thousands)	2025	2024
	(Unaudited)
Net cash provided by operating activities	$515,100	$417,791
Net cash used in investing activities	(101,052)	(170,406)
Net cash used in financing activities	(143,894)	(170,227)
Net increase in cash, cash equivalents and restricted cash	$270,154	$77,158

Net cash provided by operating activities was $515.1 million in the first nine months of 2025, compared to $417.8 million for the same period in 2024. Increased cash provided by operating activities was primarily due to an increase in management fees received of $255.8 million, partially offset by an increase in cash paid for agent commissions of $162.9 million, both driven by growth in direct and affiliated assumed premiums written by the Exchange.

Net cash used in investing activities was $101.1 million in the first nine months of 2025, compared to $170.4 million for the same period in 2024. Decreased cash used in investing activities was primarily due to a decrease in purchases net of proceeds from sales and maturities/calls of available-for-sale securities of $56.6 million.

Net cash used in financing activities was $143.9 million in the first nine months of 2025, compared to $170.2 million for the same period in 2024. Decreased cash used in financing activities was primarily due to increased cash collateral received related to increased lending of securities under our securities lending program. This was partially offset by increased dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2025, compared to 2024. There are no regulatory restrictions on the payment of dividends to our shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $540.3 million at September 30, 2025, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds which totaled approximately $803.1 million at September 30, 2025.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" for additional information related to our bank revolving line of credit.

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

The uncertain tariff, inflationary and interest rate environment, ongoing geopolitical risks and a potential economic slowdown may create future volatility; however, there have been no material impacts on our portfolio during the nine months ended September 30, 2025. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 14, 2025, the Third Circuit issued an Opinion and concluded that “the District Court abused its discretion in granting Indemnity’s motion for preliminary injunction.” The Court determined that the Complaint in Stephenson only sought to challenge the management fee established in December 2019 and 2020. The Court went on to conclude that the issues were not litigated in either Ritz or Beltz and, therefore, the Stephenson plaintiffs were not precluded from challenging the management fee for those years. On October 28, 2025, Indemnity filed a Petition for Reargument before the Court en banc.

Indemnity intends to vigorously defend against all allegations and requests for relief sought by plaintiffs.

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

Within five days of Indemnity’s 8-K filing, several putative class action complaints were filed in the United States District Court for the Western District of Pennsylvania, naming Indemnity and Erie Insurance Company as defendants. A total of 14 suits were filed. The suits alleged that Indemnity failed to take reasonable and necessary measures to protect its customers’ and employees’ personally identifiable information and financial information, and asserted negligence, negligence per se, breach of fiduciary duty, unjust enrichment, breach of implied contract, and similar claims.

In a Form 8-K filed on July 7, 2025 Indemnity reported that it had resumed full business operations, and that, after a thorough forensic investigation by independent cybersecurity experts, there was no evidence that any sensitive personal information, financial records or legally protected data was breached by the threat actor during the incident.

All 14 suits have been voluntarily dismissed without prejudice.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 14, Commitment and Contingencies, of Notes to Consolidated Financial Statements".

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on February 27, 2025 and August 7, 2025, respectively.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our outstanding Class A nonvoting common stock under this program during the third quarter of 2025. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2025.

There were no repurchases of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program during the third quarter of 2025.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1+	Third Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated October 1, 2025.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 30, 2025	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO