Form 10-K
period 2025-12-31
ERIE INDEMNITY CO
filed 2026-02-23
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: $8.7 billion of Class A non-voting common stock as of June 30, 2025. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

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

Business Segments
We operate under a single reportable segment: management operations. Financial information about this segment is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data - Note 4, Segment Information, of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results for our single operating segment is provided in and referenced to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Services
The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 71% of our 2025 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 8% of our 2025 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2025 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

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

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2025 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile, and workers compensation. Historically, due to policy renewal and sales patterns, the Exchange's direct and affiliated assumed written premiums tend to be greater in the second and third quarters than in the first and fourth quarters of the calendar year.

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

Market competition bears directly on the price charged for insurance products and services subject to regulatory limitations. Industry capital levels can also significantly affect prices charged for coverage. Growth is driven by a company's ability to provide insurance services and competitive prices while maintaining target profitability. Growth is a product of a company's ability to retain existing customers and to attract new customers, as well as movement in the average premium per policy.

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

Our employee value proposition includes a culture that focuses on physical, financial, and emotional well-being. We strive to maintain a positive employee experience through a continuous listening approach that seeks employee feedback through various mechanisms such as periodic pulse surveys and all-employee engagement surveys and forums. We offer competitive pay with a signature and affordable benefits package including options designed to meet the unique needs of our employees and their families. Employees have access to an employee assistance plan, mental and emotional well-being resources, emergency child and elder care providers, adoption assistance, and infertility assistance, among others. We hold a shared responsibility view of retirement planning whereby we provide tools and resources that employees are expected to use to achieve their retirement goals. We set ourselves apart by offering both a 401(k) savings plan and a noncontributory defined benefit pension plan. We encourage a work/life balance for all employees and recognize the need for employee flexibility by offering an allowance of remote work days to use throughout the year.

An engaged workforce is necessary for accomplishing organizational objectives and our portfolio of employee experience initiatives demonstrates our commitment to provide employees an engaging environment throughout all stages of their careers. We offer professional development opportunities that are designed to prepare employees for future career growth. Employees have access to skills enhancement training and programs as well as a generous tuition reimbursement program for higher education. We also grow and develop our employees by offering talent mobility opportunities such as expanded leadership experience, job shadowing, cross-training, stretch assignments, and formal career development programs. We also have a comprehensive succession planning process designed to ensure continuity in critical roles as well as to support employee development.

Our employees also share in our values to give back and make a positive difference in their communities. We offer a volunteer program that provides employees with an allotment of paid hours annually to volunteer with eligible nonprofit organizations. We also offer a matching gifts program for donations to eligible nonprofit organizations.

We recognize the importance of unique backgrounds and experiences and are committed to providing equal employment opportunity for all employees. Our recruiting strategy includes access to multiple talent channels. We work to expand our pool of potential talent to include an array of skills, backgrounds, and experiences. We also offer a Future Focus internship program that provides opportunities for college students to gain relevant and real-world business experience in the insurance industry. Additionally, we foster a collaborative and welcoming workplace by offering nine voluntary affinity networks that are open to all employees, and five business resource groups. Affinity networks are employee-driven groups designed to foster greater awareness and a culture of inclusion. Business resource groups address business issues by aligning cross-functional teams of employees to our business strategy, providing a broader approach to problem-solving and innovation.

Workforce Metrics
As of December 31, 2025, our total workforce consists of 6,667 full-time employees, which includes approximately 50% of employees who provide claims and life insurance management services exclusively for the Exchange and its insurance subsidiaries. The Exchange and its insurance subsidiaries reimburse us monthly for the cost of these services.

Our average employee tenure in 2025 was 10.9 years with an overall voluntary turnover rate of 6.3%. We continue to monitor turnover trends to determine the appropriate actions to ensure we are well positioned for the future.

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

We are dependent upon management fees we retain, which represent our principal source of revenue. In accordance with the subscriber's agreement with the subscribers at the Exchange, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange. Accordingly, any reduction in direct and affiliated assumed premiums written by the Exchange and/or the management fee rate could decrease our revenues and net income.

The management fee rate is set at least annually by our Board of Directors and may not exceed 25% of the direct and affiliated assumed premiums written by the Exchange. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected. Regulatory or other third-party action affecting the management fee rate could also materially adversely affect our revenues and profitability.

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

The direct written premium of the Exchange is impacted by the premium rates charged for policies. The Exchange writes policies almost exclusively with annual terms, therefore, premium rate actions take 12 months to be fully recognized in written premium. The Exchange also writes certain personal auto policies with a rate locking feature. These product features generally extend the amount of time it takes for premium rate actions to be recognized related to these policies, affecting the premium revenue of the Exchange, and consequently our management fee revenue.

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

The Exchange maintains a brand recognized for customer service, which is the result of Indemnity's management of the Exchange in accordance with the subscriber's agreement. The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service providers may result in reputational harm to the Exchange's brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and negative or inaccurate social media or traditional media communications. Likewise, an inability to match or exceed the service provided by competitors, who are increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. If an extreme catastrophic event were to occur in a heavily concentrated geographic area of subscribers (policyholders), an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange's ability to service its customers. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs, and reputational damage. Similarly, the Exchange's brand could be tarnished by reactions to business practices, adverse financial developments, perceptions of our corporate governance, and how we address employee matters and concerns, the conduct of our employees, officers and directors, or environmental, social and governance (ESG) practices, including corporate diversity, equity and inclusion (DEI) initiatives. Failure to satisfy expectations in these areas may result in negative publicity or other adverse outcomes, which could be aggravated as the expectations of consumers, regulators and other stakeholders evolve and as social media and other forms of modern communication rapidly magnify reactions. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies such as the Exchange. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. The Exchange's AM Best rating is currently A ("Excellent"). AM Best periodically reviews the Exchange's ratings and changes their rating criteria; therefore, the Exchange's current rating may not be maintained in the future. A significant downgrade in the AM Best rating could reduce the competitive position of the Exchange, making it more difficult to attract profitable business in the highly competitive property and casualty insurance market and potentially result in reduced sales of its products and lower premium revenue.

The performance of the Exchange's investment portfolio is subject to a variety of investment risks. The Exchange's investment portfolio is comprised principally of fixed income securities, equity securities and limited partnerships. The fixed income portfolio is subject to a number of risks including, but not limited to, interest rate risk, investment credit risk, sector/concentration risk and liquidity risk. The Exchange's common stock and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable. Additionally, a portion of the Exchange's common stock and limited partnership portfolios are exposed to foreign exchange rate risk, or the potential loss in estimated fair value resulting from adverse changes in foreign currency exchange rates. If any investments in the Exchange's investment portfolio were to suffer a substantial decrease in value, the Exchange's financial position could be materially adversely affected through increased unrealized losses or impairments. A significant decrease in the Exchange's portfolio could also put it, or its subsidiaries, at risk of failing to satisfy regulatory or rating agency minimum capital requirements.

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

Property and casualty insurers face a significant risk of litigation and state and federal regulatory investigations, inquiries and actions in the ordinary course of operating their businesses, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against the Exchange may seek large or indeterminate amounts of damages, including punitive and treble damages, the ultimate amounts of which may remain unknown for substantial periods of time.

The uncertainty of risks that emerge upon the occurrence of significant unexpected events, such as pandemics, or unexpected economic or social inflation caused by supply chain issues, changes in tariffs, societal trends, or otherwise, may cause additional challenges in the process of estimating loss and loss adjustment expense reserves or premiums to accommodate future claims and expenses. For example, the behavior of claimants and policyholders, including increased attorney involvement and third-party litigation financing, could result in higher jury awards. Furthermore, actions taken by governmental bodies, both legislative and regulatory, in reaction to significant unexpected events, and their related impacts, are hard to predict. Technology advancements, such as electric and autonomous vehicles, could impact frequency or severity of losses. The models that are used to determine appropriate premium levels, forecast future losses and expenses, estimate loss and loss adjustment expense reserves, and assess financial strength may be created or deployed in a manner that results in inaccurate predictions. Additionally, as the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premium and another 12 months to earn the increased or decreased premiums in full. The Exchange also writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for premium rate actions to be recognized related to these policies. These risks may result in changes to the Exchange's estimated level of loss and loss adjustment expense reserves or impact the adequacy of premiums to accommodate future claims and expenses.

As insurance industry practices and legal, judicial, social and other environmental factors change, unexpected and unintended issues related to claims and coverage may emerge. In some instances, these emerging issues may not become apparent for some time after the Exchange has issued the affected insurance policies. As a result, the full extent of liability under the Exchange's insurance policies may not be known for many years after the policies are issued. These issues may adversely affect the Exchange's business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. If there were legislative action in response to a pandemic or other significant unexpected event that retroactively mandated coverage irrespective of terms, exclusions or other conditions included in policies that would otherwise preclude coverage, it could have a material impact on the financial condition, results of operations and cash flows of the Exchange.

The Exchange's insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events in the Exchange's footprint include tropical cyclones, earthquakes, severe convective storms, and severe winter weather. Additional perils that the Exchange is exposed to through its assumed property reinsurance portfolio include wildfires, tsunamis, and floods. The frequency and severity of these catastrophes are inherently uncertain. Changing climate conditions have created additional uncertainty regarding the future trends in the frequency and severity of natural disasters. Increases in the insured value and geographic concentration of exposures, as well as the impact of inflation, may increase the severity of catastrophe losses. A single catastrophic occurrence or aggregation of multiple smaller occurrences within the geographical region of the Exchange or its assumed property reinsurance portfolio could adversely affect the financial condition of the Exchange. Man-made disasters such as terrorist attacks and riots could also cause losses from insurance claims related to the property and casualty insurance operations, which could adversely affect its financial condition.

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

Commissions to independent agents are our largest expense. Commissions include scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving certain targeted measures. Changes to commission rates or incentive programs may result in increased future costs and lower profitability. Our agent incentive compensation includes a property and casualty underwriting profitability component. Any significant decrease in claims frequency and loss expenses could improve the profitability component, resulting in increased agent compensation costs. Our second largest expense category includes employee costs such as salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, and demographic and economic factors that are beyond our control, such as inflation and increased labor market competition, are indicators that employee costs could increase, which could reduce our profitability or impact our personnel strategy. The defined benefit pension plan we offer to our employees is affected by variable factors such as the interest rate used to discount pension liabilities, asset performance, and changes in retirement patterns, which are beyond our control, and any related future cost increases could reduce our profitability.

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

If we are unable to attract, develop, retain, and protect talented executives, key managers, and employees our financial condition and results of operations could be adversely affected.

Our success is largely dependent upon our ability to attract and retain talented executives and other key management. Talent is defined as people with the right skills, knowledge, abilities, character, and motivation. The loss of the services and leadership of certain key officers and the failure to plan for turnover or retirement or to attract and develop talented new executives and managers could prevent us from successfully communicating, implementing, and executing business strategies. Additionally, our executives and other key management may be subject to physical or cyber threats, which if realized, could adversely affect our business operations.

Our success also depends on our ability to attract, develop, and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate talent could have an adverse effect on our business performance. Additionally, failure to recognize, evaluate, and respond to changing workforce trends including current labor market conditions and managing hybrid work environments, or failure to execute proactive retention and replacement strategies could also have an adverse effect on our business performance. Furthermore, failure to instill appropriate cultural expectations and behavioral norms within our employees, particularly in a hybrid work environment, could damage our reputation. Staffing appropriately talented employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, talented employees with specialized skills in actuarial, finance, human resources, law, risk management and information technology, including artificial intelligence and data analytics, are also essential to support and grow our core functions.

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

In the normal course of business, we collect, use, store and where appropriate, disclose data concerning individuals and businesses. We also conduct business using third parties who may provide software, data storage, cloud-based computing and other technology services. Our systems regularly face cyber threats, which can create significant risks such as destruction of systems or data, denial or interruption of service, disruption of transaction execution, loss or exposure of customer data, theft or exposure of our intellectual property, theft of funds or disruption of other important business functions. Even with appropriate governance and controls, the use of artificial intelligence may increase our exposure to cyber threats. Our interactions with, and reliance upon, third parties, including our independent agents, expose us to increased risk related to data security, service disruptions or effectiveness of our control system, particularly as we increase our reliance on cloud-based computing and software-as-a-service from third parties to operate our business. If we experience service disruptions or need to replace essential third-party software or services, we may not be able to find a viable alternative, or alternatives may be costly and/or require significant time and resources to integrate with our systems, which could negatively impact our operations or financial results.

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

We have established business continuity and disaster recovery plans to provide for the continuation of core business operations in the event that normal business operations could not be performed due to catastrophic or other events, including pandemics and cyber attacks. While we continue to test and assess our business continuity and disaster recovery plans to validate they meet the needs of our core business operations and address multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. Employee absence, physical premises damage, systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our business and customer relationships. While we also maintain business interruption insurance to mitigate the financial risk around disruptions to our core business operations, such insurance may not cover all costs associated with a disruption, and such insurance may become prohibitively expensive to maintain. Our operational resiliency is also dependent on third-party personnel, infrastructure and systems on which we rely, including cloud-based technologies and software-as-a-service applications. Our operations and those of our third parties may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, pandemics, supply chain interruptions, network failures, and cyber attacks. Additionally, we are dependent on internet and telecommunications access and capabilities. Our workforce is largely concentrated in Erie, Pennsylvania. If a significant event affects the labor force in this area, it could impact the policy acquisition, underwriting, claims and/or support services provided to the policyholders and/or independent agents of the Exchange. Disruptions to our workforce or our operations for any reason could result in a material adverse effect on our business, cash flows, financial condition, or results of operations.

We are subject to applicable insurance laws, tax statutes, and numerous other federal and state laws and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

Our activities are subject to extensive regulation under federal and state laws on matters as diverse as internal control over financial reporting and disclosure controls, securities regulation, data privacy and protection, cybersecurity, taxation, immigration, wage-and-hour standards and employment and labor relations. These laws and regulations are complex and evolving, and compliance with these laws requires significant resources. In some cases, these laws and regulations may increase our costs, negatively impact revenues, or impose operational limitations on our business. Further, there can be no assurance that we, our third-party service providers and our independent agents are in full compliance with all applicable laws and regulations at all times. Efforts at compliance with all laws and regulations are further complicated by new and evolving regulations regarding cybersecurity, artificial intelligence and ESG matters, including DEI-related items. For example, recent changes in the U.S. regulatory environment relating to ESG matters has increased scrutiny of corporate ESG practices. Failure to effectively address current and future ESG regulatory developments and stakeholder expectations may expose our business to litigation, fines, penalties, and damage to our reputation, which, if material could adversely affect our financial condition and results of operations.

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

At December 31, 2025, our investment portfolio consisted of approximately 85% fixed maturity securities, with the remaining 15% invested in equity securities and other investments.

General economic conditions, geopolitical events, fiscal, trade, and monetary policy and other factors beyond our control can adversely affect the value of our investments and the realization of net investment income or result in realized investment losses. In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in our respective investment portfolios. This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

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

•Reinvestment risk - the possibility that the cash flows produced by an investment will have to be reinvested at a reduced rate of return. Approximately 30% of our fixed maturity portfolio is expected to mature over the next three years.

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

We have a core incident response team (Core Team) consisting of dedicated, skilled leadership representatives from our Information Security, Privacy and Law teams, responsible for analyzing and assessing cyber incidents and leading response efforts. Our Chief Information Security Officer (CISO), responsible for overseeing and managing information security incidents, has over 25 years of experience in information technology (IT), including over 20 years dedicated to practicing or leading cybersecurity functions. Our CISO is also a Certified Information Systems Security Professional (CISSP). Our Privacy leader, responsible for managing privacy incidents, has over 20 years of experience in IT risk management, including over 10 years in IT risk and control functions and the remaining time focused on privacy and cybersecurity related functions and holds several information privacy and risk certifications. Our Legal leader, responsible for providing guidance on legal and other regulatory obligations in the areas of privacy, cybersecurity, technology, data use and third-party risk management, holds a Juris Doctor degree, is licensed to practice law, and has over 20 years of legal experience, including over 10 years focused on privacy and cybersecurity and holds several information security and privacy certifications, including the CISSP. The Core Team leaders are members of various organizations that support cybersecurity or privacy intelligence, education, information sharing and networking, including among others the Financial Services Information Sharing and Analysis Center (FS-ISAC), Domestic Security Alliance Council (DSAC), InfraGard, and International Association of Privacy Professionals (IAPP).

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

To date, we are not aware of any cybersecurity breach or other incident with respect to our systems or data that have materially affected, or that are reasonably likely to materially affect our business strategy, results of operations or financial condition. Additionally, we are not aware of any cybersecurity breach or other incident experienced by anyone with whom we have a third-party relationship that has had a material impact on our systems or data. However, there can be no guarantee that we will not experience any such incidents in the future. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office campus in Erie, Pennsylvania, which comprises approximately one million square feet. Additionally, we lease an office building and a warehouse facility from third parties and are charged rent for the related square footage we occupy.

Indemnity and the Exchange also own or lease 24 field offices in 12 states used to primarily support claims-related activities. The Exchange owns five field offices and leases another 17 from third parties. Indemnity owns one field office and leases another from a third party. Commitments for properties leased from third parties expire periodically through 2031. We expect that most leases will be renewed or replaced upon expiration. Rental costs of shared facilities are allocated based upon square footage occupied.

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

Separately, Indemnity filed a Complaint in Federal Court to invoke certain provisions of the “All Writs Act” and the “Anti-Injunction Act.” By filing this complaint, Indemnity seeks to protect the federal court's prior binding, final judgments in favor of Indemnity and thereby foreclose further litigation of the claims and issues pertaining to the compensation practices that were the subject of the prior judgments. After the denial of certiorari, the district court, by Opinion and Order dated February 28, 2024, granted Indemnity's motion for a preliminary injunction under the All Writs Act after determining that the gravamen of the plaintiff's state court action “is the same” as two actions previously dismissed in federal court, that Indemnity would be irreparably harmed if it is forced to relitigate those same issues in state court, plaintiffs had a full and fair opportunity to litigate the same issues in prior litigation, and that an injunction would serve the public interest. The Court’s order preliminarily enjoined the named plaintiffs from pursuing the Erie Ins. Exch. v. Erie Indem. Co. action and enjoined the state court from conducting further proceedings in that action. The court ordered Indemnity to file a motion to convert the preliminary injunction into a permanent injunction. In the meantime, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. As a result of the filing of the appeal, the trial court stayed the order issuing an injunction.

On October 14, 2025, the Third Circuit issued an Opinion and concluded that “the District Court abused its discretion in granting Indemnity’s motion for preliminary injunction.” The Court determined that the Complaint in Stephenson only sought to challenge the management fee established in December 2019 and 2020. The Court went on to conclude that the issues were not litigated in either Ritz or Beltz and, therefore, the Stephenson plaintiffs were not precluded from challenging the management fee for those years. On October 28, 2025, Indemnity filed a Petition for Reargument before the Court en banc. On November 12, 2025, the Third Circuit denied the Petition for Reargument. On January 12, 2026, Indemnity filed a Petition for Writ of Certiorari with the United States Supreme Court. The Petition is currently pending.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  Broadridge Corporate Issuer Solutions, Inc. serves as our transfer agent and registrar.  As of February 17, 2026, there were approximately 471 shareholders of record for the Class A non-voting common stock and 8 shareholders of record for the Class B voting common stock.

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

The following table presents the number and average price of our outstanding Class A nonvoting common stock shares purchased during the quarter ending December 31, 2025:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

October 1–31, 2025	—	$—	—	$17,754
November 1–30, 2025 (1)	77	283.12	—	17,754
December 1–31, 2025 (2)	182	298.52	—	17,754
Total	259	293.94	—

(1)Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.
(2)Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.

See Item 8. "Financial Statements and Supplementary Data - Note 11, Incentive and Deferred Compensation Plans, of Notes to Consolidated Financial Statements" contained within this report for additional information on shares purchased outside of this program.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our"). This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K as these contain important information helpful in evaluating our financial condition and results of operations. This section of the Form 10-K generally discusses 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. For a discussion of 2023 results and year-to-year comparisons between 2024 and 2023 refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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
•ability to attract, develop, retain, and protect talented management and employees;
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

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships, and corporations that agree to insure one another. Each applicant for insurance (a subscriber) to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf.

In accordance with the subscriber's agreement for acting as attorney-in-fact in these two capacities, we retain a management fee. Management fee revenue is based upon all direct and affiliated assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors sets the management fee rate at least annually, generally in December for the following year.  The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Indemnity and the Exchange, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The management fee rate was set at 25% for 2025 and 2024.  Based on analysis of the foregoing factors, our Board of Directors set the 2026 management fee rate again at 25%.

Our earnings are primarily driven by the management fee revenue generated for the services we provide on behalf of the subscribers at the Exchange.  The policy issuance and renewal services we provide are related to the sales, underwriting, and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 71% of our 2025 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 8% of our 2025 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2025 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording, and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting, and all other functions attributable to the investment of funds. In 2025, approximately 71% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management, and investment management), while the remaining 29% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Consolidated Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2025 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, commercial automobile, and workers compensation.

We generate investment income from our fixed maturity and equity security portfolios. Our portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis. We actively evaluate the fixed maturity portfolios for securities in an unrealized loss position and record impairment write-downs on investments in instances where we have the intent to sell or it's more likely than not that we would be required to sell the security. Impairments resulting from a credit loss are recognized in earnings with a corresponding allowance on the Consolidated Statements of Financial Position.

Information security incident
Earlier in the year, we experienced an information security incident that has since been remediated and did not have a material impact on our consolidated financial condition, results of operations, or cash flows. As of December 31, 2025, we continue to pursue recovery of a portion of lost income due to business interruption and related expenses from our cybersecurity insurance policy.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2025	% Change	2024	% Change	2023

Operating income	$717,184	6.0%	$676,455	30.0%	$520,256
Total investment income	84,861	22.5	69,260	NM	28,968
Other income	8,558	(26.0)	11,564	(9.0)	12,712
Contribution to charitable foundation	(100,000)	NM	—	NM	—
Income before income taxes	710,603	(6.2)	757,279	34.8	561,936
Income tax expense	151,268	(3.6)	156,965	35.5	115,875
Net income	$559,335	(6.8)%	$600,314	34.6%	$446,061
Net income per share - diluted	$10.69	(6.8)%	$11.48	34.6%	$8.53

NM = not meaningful

Operating income increased in 2025 compared to 2024 as operating revenue exceeded operating expenses. Operating income is primarily comprised of management fee revenue less the cost of policy issuance and renewal services. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange.  The management fee rate was 25% for 2025 and 2024.  The direct and affiliated assumed premiums written by the Exchange increased 8.9% to $13.0 billion in 2025.

Cost of operations for policy issuance and renewal services increased 8.7% to $2.5 billion in 2025 primarily due to higher scheduled commissions driven by direct and affiliated assumed written premium growth, increased agent incentive compensation due to improved profitability, and increased personnel and hardware and software costs.

Management fee revenue for administrative services increased 8.3% to $74.1 million in 2025. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $836.6 million in 2025, but had no net impact on operating income.

Total investment income increased $15.6 million in 2025 primarily due to an increase in net investment income.

Net income in 2025 was reduced by $80.6 million, reflecting the after-tax impact of a $100 million charitable contribution made to the Erie Insurance Foundation. See Item 8. "Financial Statements and Supplementary Data - Note 15,  Related Party, of Notes to Consolidated Financial Statements" for additional details.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange's customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation, supply chain disruptions, or changes in tariff policies could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. See Financial Condition, Liquidity and Capital Resources, and Part I, Item 1A. "Risk Factors" contained within this report for a discussion of potential impacts to our operations or those of the Exchange.

Financial market volatility
Our portfolio of available-for-sale and equity security investments is subject to market volatility, especially in periods of instability in the worldwide financial markets. Net investment income is impacted by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, considerable fluctuation could occur in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our consolidated financial condition, results of operations, and cash flows. Various ongoing geopolitical events, the uncertain tariff, inflationary, and interest rate environment, and a potential economic slowdown could have a significant impact on the global financial markets with the potential for future losses and/or impairments on our investment portfolio.

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

As of December 31, 2025, substantially all of the securities measured at fair value in our investment portfolio are classified as Level 2. Level 2 securities are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2025, our investments classified as Level 3 were not significant.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated AA or equivalent quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 15 years.  This yield curve supported the selection of a 5.72% discount rate for the projected benefit obligation at December 31, 2025 and for the 2026 pension expense.  The same methodology was used to develop the 5.87% and 5.34% discount rates used to determine the projected benefit obligation for 2024 and 2023, respectively, and the pension cost (income) for 2025 and 2024, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $4.0 million, of which our share would be approximately $1.6 million, and would increase the pension benefit obligation by $40.0 million.

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

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. The expected long-term rate of return is generally less susceptible to annual revisions as there are typically no significant changes in the asset mix. Based on the current asset allocation and a review of the key factors and expectations of future asset performance as well as the current market environment, the expected return on asset assumption will remain at 7.00% for 2026. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $2.8 million impact on net pension benefit cost in the following year, of which our share would be approximately $1.1 million.

We use a four-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four-year period.  The market-related asset experience during 2025 that related to the actual investment return being different from that assumed during the prior year was a gain of $10.1 million. Recognition of this gain will be deferred and recognized over a four-year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 13 years, which is the remaining service period of the employee group.

We recognized net pension benefit expense of $9.6 million in 2025 primarily driven by plan progression as well as demographic assumption updates from a 2024 experience study, partially offset by a higher discount rate, compared to 2024. We expect to recognize net pension benefit expense of $18.0 million in 2026. The estimated increase from 2025 is primarily driven by anticipated plan progression and a decrease in the discount rate. Our share of the net pension benefit expense after reimbursements was $3.7 million in 2025. We expect our share of the net pension benefit expense to be approximately $7.0 million in 2026, of which expense of $14.5 million will be recorded in operating expense and income of $7.5 million will be recorded in other income.

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

RESULTS OF OPERATIONS

Management fee revenue
We have two performance obligations in the subscriber's agreement, providing policy issuance and renewal services and acting as attorney-in-fact for the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services. We retain management fees for acting as the attorney-in-fact for the subscribers at the Exchange in these two capacities and allocate our revenues between our performance obligations.

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is set by our Board of Directors at least annually.  The management fee rate was set at 25% for 2025 and 2024.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2025 compared to 2024, which did not have a material impact on our consolidated financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Years ended December 31,
(dollars in thousands)	2025	% Change	2024	% Change	2023

Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$12,957,469	8.9%	$11,903,759	18.4%	$10,056,484
Management fee rate	24.37%		24.40%		24.30%
Management fee revenue	3,157,735	8.7	2,904,517	18.9	2,443,726
Change in estimate for management fee returned on cancelled policies (1)	(25,929)	NM	(10,443)	NM	(1,653)
Management fee revenue - policy issuance and renewal services	$3,131,806	8.2%	$2,894,074	18.5%	$2,442,073

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$12,957,469	8.9%	$11,903,759	18.4%	$10,056,484
Management fee rate	0.63%		0.60%		0.70%
Management fee revenue	81,632	14.3	71,423	1.5	70,395
Change in contract liability (2)	(7,268)	NM	(2,985)	55.4	(6,690)
Change in estimate for management fee returned on cancelled policies (1)	(306)	NM	(83)	NM	(36)
Management fee revenue - administrative services	74,058	8.3	68,355	7.4	63,669
Administrative services reimbursement revenue	836,639	3.8	806,336	9.4	737,139
Total revenue from administrative services	$910,697	4.1%	$874,691	9.2%	$800,808
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 8.9% to $13.0 billion in 2025, from $11.9 billion in 2024, primarily driven by increased personal lines and commercial multi-peril premiums written.  The year-over-year average premium per policy for all lines of business increased 9.6% at December 31, 2025 compared to 13.4% at December 31, 2024. Year-over-year policies in force for all lines of business decreased 1.1% in 2025 as a result of a decrease in new business policies written.

Premiums generated from new business decreased 17.8% to $1.5 billion in 2025. Contributing to this change was a 22.8% decrease in new business policies written, partially offset by a 6.5% increase in year-over-year average premium per policy on new business at December 31, 2025.

Premiums generated from renewal business increased 13.4% to $11.5 billion in 2025, resulting from an increase in year-over-year average premium per policy of 10.3% at December 31, 2025, as well as an increase in year-over-year policies in force of 2.4% in 2025.

The Exchange implements rate changes in order to meet loss cost expectations. In 2022 through 2024, the Exchange implemented rate increases primarily in response to inflation-driven severity trends in order to restore rate adequacy. As these cumulative rate actions have been recognized into earned premium, the Exchange implemented more moderate rate increases in 2025, reflecting alignment between pricing and underlying loss costs while continuing to monitor loss trends. As the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full. As a result, certain rate changes approved in 2024 were reflected in 2025, and a portion of the premium rate actions approved in 2025 will be reflected in 2026. Furthermore, the Exchange writes certain personal auto policies with a rate locking feature, which generally extends the amount of time it takes for premium rate actions to be recognized related to these policies. The Exchange continuously evaluates pricing and product offerings to maintain rate adequacy while meeting consumer demands.

Personal lines – Total personal lines premiums written increased 8.3% to $9.2 billion in 2025, from $8.5 billion in 2024, driven by a 9.4% increase in total personal lines year-over-year average premium per policy, partially offset by a 1.5% decrease in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 10.1% to $3.8 billion in 2025, from $3.4 billion in 2024, driven by a 7.7% increase in the total commercial lines year-over-year average premium per policy and a 2.2% increase in total commercial lines policies in force.

Future trends-premium revenue – Through a careful agency selection and monitoring process, the Exchange plans to continue efforts to utilize its agency force to increase market penetration in existing operating territories to contribute to future growth.

Changes in premium levels attributable to the growth in policies in force directly affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Our continued focus on underwriting discipline and the maturing of pricing sophistication models support risk selection and long-term rate adequacy. In 2025, policy retention declined slightly compared to prior periods, primarily reflecting competitive market conditions. The continued growth of the Exchange's policy base is dependent upon its ability to retain existing and attract new subscribers (policyholders). A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Exchange's premium level growth, and consequently our management fee revenue.

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates. Future premiums could be impacted by potential changes in regulation, inflationary trends, and tariff policies, among others. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange's insurance products. Such pricing actions, and those of the Exchange's competitors, could affect the ability of the Exchange's agents to retain and attract new business. We expect the Exchange's pricing actions in 2025 to result in an increase in direct written premiums in 2026; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average direct and affiliated assumed premium written by the Exchange, as customers may reduce coverages. See also Part I, Item 1A. "Risk Factors".

Policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2025	% Change	2024	% Change	2023

Management fee revenue - policy issuance and renewal services	$3,131,806	8.2%	$2,894,074	18.5%	$2,442,073
Service agreement revenue	24,755	(6.1)	26,350	1.1	26,059
	3,156,561	8.1	2,920,424	18.3	2,468,132
Cost of operations - policy issuance and renewal services	2,513,435	8.7	2,312,324	15.0	2,011,545
Operating income - policy issuance and renewal services	$643,126	5.8%	$608,100	33.2%	$456,587

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.37% and 24.40% of the direct and affiliated assumed premiums written by the Exchange in 2025 and 2024, respectively. This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer. The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Years ended December 31,
(dollars in thousands)	2025	% Change	2024	% Change	2023

Commissions:
Total commissions	$1,777,043	11.0%	$1,601,401	18.8%	$1,348,530
Non-commission expense:
Underwriting and policy processing	$204,245	2.4%	$199,485	10.2%	$181,003
Information technology	239,789	11.3	215,488	(0.6)	216,746
Sales and advertising	66,475	0.0	66,480	12.9	58,905
Customer service	46,538	8.1	43,045	25.2	34,391
Administrative and other	179,345	(3.8)	186,425	8.4	171,970
Total non-commission expense	736,392	3.6	710,923	7.2	663,015
Total cost of operations - policy issuance and renewal services	$2,513,435	8.7%	$2,312,324	15.0%	$2,011,545

Commissions – Commissions increased $175.6 million in 2025 compared to 2024, primarily driven by the growth in direct and affiliated assumed written premium and an increase in agent incentive compensation due to improved property and casualty underwriting profitability for the three-year period ended 2025 compared to the three-year period ended 2024.

Non-commission expense – Non-commission expense increased $25.5 million in 2025 compared to 2024. Underwriting and policy processing expense increased $4.8 million primarily due to increased postage and personnel costs, partially offset by a decrease in underwriting report costs. Information technology costs increased $24.3 million primarily due to an increase in personnel costs and hardware and software costs. Customer service costs increased $3.5 million primarily due to increased credit card processing fees and personnel costs. Administrative and other costs decreased $7.1 million primarily due to decreased professional fees and personnel costs.

Personnel costs in all expense categories in 2025 were impacted by increased healthcare costs compared to 2024. Personnel costs in 2025 were also impacted by decreased incentive compensation compared to 2024. Decreases in incentive plan costs were primarily driven by lower performance metrics compared to 2024 and a decrease in company stock price during 2025 compared to an increase during 2024.

Administrative services

	Years ended December 31,
(dollars in thousands)	2025	% Change	2024	% Change	2023

Management fee revenue - administrative services	$74,058	8.3%	$68,355	7.4%	$63,669
Administrative services reimbursement revenue	836,639	3.8	806,336	9.4	737,139
Total revenue allocated to administrative services	910,697	4.1	874,691	9.2	800,808
Administrative services expenses
Claims handling services	735,330	6.5	690,662	8.8	635,043
Investment management services	32,908	(5.7)	34,889	(0.2)	34,958
Life management services	68,401	(15.3)	80,785	20.3	67,138
Operating income - administrative services	$74,058	8.3%	$68,355	7.4%	$63,669

Administrative services
The management fee revenue allocated to administrative services was 0.63% and 0.60% of the direct and affiliated assumed premiums written by the Exchange in 2025 and 2024, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2025	% Change	2024	% Change	2023
Net investment income	$85,837	22.4%	$70,155	57.4%	$44,572
Net realized and unrealized investment gains (losses)	2,336	(27.6)	3,229	NM	(5,838)
Net impairment losses recognized in earnings	(3,312)	19.7	(4,124)	57.8	(9,766)
Total investment income	$84,861	22.5%	$69,260	NM %	$28,968

NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $15.7 million in 2025, compared to 2024, primarily due to an increase in bond and cash and cash equivalent income as a result of higher average holdings and bond yields.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2025	2024	2023
Securities sold:
Available-for-sale securities	$53	$(1,620)	$(6,719)
Equity securities	341	1,213	(2,328)
Change in fair value on remaining equity securities	1,937	3,635	3,199
Miscellaneous	5	1	10
Net realized and unrealized investment gains (losses)	$2,336	$3,229	$(5,838)

Net impairment losses recognized in earnings
Net impairment losses of $3.3 million in 2025 primarily included both credit-related and intent to sell impairments on available-for-sale securities and current expected credit losses on other loans receivable. Impairment losses of $4.1 million in 2024 primarily included current expected credit losses on held-to-maturity securities and other loans receivable . See "Other assets" in Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" for additional information on other loans receivable and held-to-maturity securities.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by AM Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. On September 5, 2025, the Exchange and each of its property and casualty insurance subsidiaries were downgraded from A+ "Superior" to A "Excellent" and its financial strength rating was revised from negative to stable. The A "Excellent" rating is the third highest financial strength rating assigned to companies that have achieved excellent overall performance when compared to the standards established by AM Best and have an excellent ability to meet obligations to policyholders over the long term. While the Exchange's policyholder surplus continues to be classified in AM Best's strongest category, the downgrade was primarily driven by the Exchange's large underwriting losses in recent years, driven by elevated weather-related events and increased severity in the auto and homeowners' segments. The stable financial strength rating reflects the expectation that the Exchange's profitability initiatives will accelerate and stabilize operating results over the near term. Furthermore, the stable outlook reflects the strongest level of balance sheet strength as assessed by AM Best.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 8.9% to $13.0 billion in 2025 from $11.9 billion in 2024. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders' surplus, determined under statutory accounting principles, was $10.1 billion and $9.3 billion at December 31, 2025 and 2024, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 88.4% at December 31, 2025 and 90.4% at December 31, 2024.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of December 31:

(dollars in thousands)	2025	% to total	2024	% to total
Available-for-sale securities (1)	$1,364,828	85%	$1,043,615	83%
Equity securities (2)	90,763	6	85,891	7
Agent loans (3)	109,331	7	92,731	7
Other investments (4)	37,342	2	29,610	3
Total investments	$1,602,264	100%	$1,251,847	100%
(1)This includes $44.4 million and $7.3 million of securities lent under a securities lending agreement as of December 31, 2025 and 2024, respectively.
(2)This includes $20.1 million of securities lent under a securities lending agreement as of December 31, 2025.
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

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders' equity. Net unrealized gains on available-for-sale securities, net of deferred taxes, totaled $1.3 million at December 31, 2025, compared to unrealized losses of $17.6 million at December 31, 2024. Our evaluation of deferred tax assets and the need for a valuation allowance included available tax planning strategies that could be implemented, if necessary, to support the realizability of deferred tax assets. We believe those tax strategies are feasible and prudent.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of December 31, 2025: (1)

(in thousands)	AAA	AA	A	BBB	Non-investment grade	Fair value
Basic materials	$0	$0	$1,531	$4,899	$7,230	$13,660
Communications	0	3,055	15,684	7,782	19,627	46,148
Consumer	0	8,971	50,525	76,566	51,938	188,000
Diversified	0	0	0	1,047	1,616	2,663
Energy	0	908	5,666	42,493	20,293	69,360
Financial	0	0	134,221	173,493	20,769	328,483
Industrial	0	1,020	15,277	29,104	38,082	83,483
Structured securities (2)	203,375	247,121	21,547	13,827	1,228	487,098
Technology	1,985	0	0	15,419	15,679	33,083
U.S. Treasury	0	24,163	0	0	0	24,163
Utilities	0	0	12,903	56,778	19,006	88,687
Total	$205,360	$285,238	$257,354	$421,408	$195,468	$1,364,828

(1)     Ratings are supplied by S&P, Moody's, and Fitch . The table is based upon the lowest rating for each security.
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

The following table presents an analysis of the fair value of our equity securities by sector as of December 31:

(in thousands)	2025	2024
Financial services	$74,614	$69,930
Utilities	3,696	5,629
Energy	2,713	4,117
Consumer	5,563	3,341
Technology	3,224	1,974
Communications	953	900
Total	$90,763	$85,891

Shareholders' Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. At December 31, 2025, shareholders' equity amounts related to these postretirement plans decreased by $23.3 million, net of tax, of which $1.1 million primarily represents amortization of net actuarial gain and $22.2 million primarily represents the current period actuarial loss.  The 2025 actuarial loss was driven primarily by the lower discount rate used to measure the future benefit obligations, partially offset by higher than expected return on plan assets. Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension income or cost. See Item 8. "Financial Statements and Supplementary Data - Note 10, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for additional details on these reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary, and interest rate environment. While we did not see a significant impact on our sources or uses of cash in 2025, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in Operating Overview and Part I, Item 1A. "Risk Factors" contained within this report.

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

•Home office renovations – We have agreements with external contracting firms for renovations to office buildings that are part of our principal headquarters. Remaining commitments related to the underlying contracts total $77.5 million at December 31, 2025, of which the majority is due in the next 12 months. Additional contracts will be executed as we begin each new phase of the overall renovation projects and will be funded using our working capital. See Item 8. "Financial Statements and Supplementary Data - Note 8, Fixed Assets, of Notes to Consolidated Financial Statements" for additional details on construction in progress costs and expected completion date.

•Other commitments – We have commitments for approximately $473 million which include agreements for various services, including information technology, support and maintenance obligations, operating leases for equipment, vehicles, and real estate, and other obligations in the ordinary course of business. We expect to make future cash payments according to the contract terms. These agreements are enforceable and legally binding and specify fixed amounts or minimum quantities to be purchased. Some agreements may contain cancellation provisions, some of which may require us to pay a termination fee. Approximately two-thirds of these commitments are due in the next 12 months. We are reimbursed from the Exchange and its insurance subsidiaries for the portion of these costs related to administrative services.

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

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2025	2024	2023
Net cash provided by operating activities	$686,657	$611,249	$381,205
Net cash used in investing activities	(439,328)	(226,912)	(157,565)
Net cash used in financing activities	(199,852)	(229,995)	(221,675)
Net increase in cash, cash equivalents and restricted cash	$47,477	$154,342	$1,965

Net cash provided by operating activities was $686.7 million in 2025, compared to $611.2 million in 2024.  Increased cash provided by operating activities in 2025, compared to 2024, was primarily due to an increase in management fees received of $311.1 million driven by growth in direct and affiliated assumed premiums written by the Exchange and a decrease in income taxes paid of $55.9 million driven by lower taxable income compared to 2024, resulting from changes in tax legislation and increased charitable contributions. This was partially offset by increases in cash paid for agent commissions of $165.3 million driven by premium growth, and the charitable contribution to the Erie Insurance Foundation of $100 million.

Net cash used in investing activities was $439.3 million in 2025, compared to $226.9 million in 2024. Increased cash used in investing activities was primarily due to an increase in purchases, net of sales and maturities/calls, of available-for-sale securities of $226.7 million.

Net cash used in financing activities was $199.9 million in 2025, compared to $230.0 million in 2024. Decreased cash used in financing activities was primarily due to increased cash collateral received related to increased lending of securities under our securities lending program. This was partially offset by increased dividends paid to shareholders. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.1% for 2025, compared to 2024.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $315.0 million at December 31, 2025, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds, which totaled approximately $1.1 billion at December 31, 2025.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Item 8. "Financial Statements and Supplementary Data - Note 9, Bank Line of Credit, of Notes to Consolidated Financial Statements" for additional information related to our bank revolving line of credit.

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

Our ERM program is founded on a governance framework that includes oversight at multiple levels of our organization, including our Board of Directors and executive management. Accountability to identify, manage, and mitigate risk is embedded within all functions and areas of our business. We establish risk tolerance ranges to monitor and manage significant risks. In addition to identifying, evaluating, prioritizing, monitoring, and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing. Given our defined tolerance for risk, risk model output is used to quantify the potential variability of future performance and the sufficiency of capital and liquidity levels.

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Board Oversight
Our Board of Directors has a broad oversight responsibility over our intercompany relationships with the Exchange.  Thus, our Board of Directors may be required to make decisions or take actions that may benefit subscribers at the Exchange and the overall health of the Exchange. These actions may ultimately benefit our shareholders.

Insurance Holding Company System
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty insurance subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

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

See Item 8. "Financial Statements and Supplementary Data - Note 16,  Concentrations of Credit Risk, of Notes to Consolidated Financial Statements" for additional details.

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

Erie Insurance Foundation
In 2025, we made a $100 million charitable contribution to the Erie Insurance Foundation (the "Foundation"). Certain of Indemnity's directors and employees serve as directors and officers of the Foundation. See Item 8. "Financial Statements and Supplementary Data - Note 15,  Related Party, of Notes to Consolidated Financial Statements" for additional details.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2025.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 85% of our invested assets at December 31, 2025. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk. A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed at least quarterly to ensure that it remains in the targeted range.

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

(dollars in thousands)	2025	2024
Fair value of fixed maturity portfolio	$1,369,691	$1,048,549
Fair value assuming 100-basis point rise in interest rates	$1,327,076	$1,018,957
Effective duration (as a percentage)	3.1	2.9

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2025. Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

(in thousands)
Year ending December 31,	Future Principal Cash Flows
2026	$37,516
2027	92,251
2028	140,182
2029	159,425
2030	160,742
Thereafter	786,143
Total	$1,376,259
Fair value	$1,369,691

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

The following tables show our fixed maturity investments by rating (1):

	At December 31, 2025
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$753,052	$747,952	55%
BBB	415,499	421,408	31
Total investment grade	1,168,551	1,169,360	86
BB	106,369	108,067	8
B	70,593	70,486	5
CCC, CC, C, and below	22,548	21,778	1
Total non-investment grade	199,510	200,331	14
Total	$1,368,061	$1,369,691	100%

	At December 31, 2024
(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$584,600	$564,443	54%
BBB	328,561	326,990	31
Total investment grade	913,161	891,433	85
BB	71,000	70,845	7
B	68,944	69,068	6
CCC, CC, C, and below	17,684	17,203	2
Total non-investment grade	157,628	157,116	15
Total	$1,070,789	$1,048,549	100%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
For the year ended December 31, 2025, the Company’s cost of operations – administrative services totaled $836.6 million. As explained in Note 2 of the consolidated financial statements, the Company serves as the attorney-in-fact on behalf of the subscribers at the Erie Insurance Exchange (Exchange) with respect to its administrative services as enumerated in the subscriber’s agreement. The Exchange’s insurance subsidiaries also utilize the Company for these services in accordance with the service agreements between the subsidiaries and the Company. Certain administrative services costs, which include costs associated with claims handling services, life insurance management services, and investment management services incurred by the Company on behalf of the Exchange and its insurance subsidiaries, are reimbursed to the Company at cost and recorded as administrative services reimbursement revenue based on relevant utilization statistics.

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
Indianapolis, Indiana
February 23, 2026

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(dollars in thousands, except per share data)

	2025	2024	2023
Operating revenue
Management fee revenue - policy issuance and renewal services	$3,131,806	$2,894,074	$2,442,073
Management fee revenue - administrative services	74,058	68,355	63,669
Administrative services reimbursement revenue	836,639	806,336	737,139
Service agreement revenue	24,755	26,350	26,059
Total operating revenue	4,067,258	3,795,115	3,268,940

Operating expenses
Cost of operations - policy issuance and renewal services	2,513,435	2,312,324	2,011,545
Cost of operations - administrative services	836,639	806,336	737,139
Total operating expenses	3,350,074	3,118,660	2,748,684
Operating income	717,184	676,455	520,256

Investment income
Net investment income	85,837	70,155	44,572
Net realized and unrealized investment gains (losses)	2,336	3,229	(5,838)
Net impairment losses recognized in earnings	(3,312)	(4,124)	(9,766)
Total investment income	84,861	69,260	28,968

Other income	8,558	11,564	12,712
Contribution to charitable foundation	(100,000)	—	—
Income before income taxes	710,603	757,279	561,936
Income tax expense	151,268	156,965	115,875
Net income	$559,335	$600,314	$446,061

Earnings Per Share
Net income per share
Class A common stock – basic	$12.01	$12.89	$9.58
Class A common stock – diluted	$10.69	$11.48	$8.53
Class B common stock – basic	$1,802	$1,934	$1,437
Class B common stock – diluted	$1,801	$1,933	$1,437

Weighted average shares outstanding – Basic
Class A common stock	46,189,024	46,189,044	46,188,981
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,305,424	52,306,266	52,299,411
Class B common stock	2,542	2,542	2,542

See accompanying notes to Consolidated Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Net income	$559,335	$600,314	$446,061

Other comprehensive loss, net of tax
Change in unrealized holding gains on available-for-sale securities	18,920	7,079	27,784
Pension and other postretirement plans	(23,350)	(41,270)	(33,770)
Total other comprehensive loss, net of tax	(4,430)	(34,191)	(5,986)
Comprehensive income	$554,905	$566,123	$440,075

See accompanying notes to Consolidated Financial Statements. See Note 14, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2025 and 2024
(dollars in thousands, except per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $30,189 and $23,559, respectively)	$345,874	$298,397
Available-for-sale securities	33,902	44,604
Available-for-sale securities lent	3,436	0
Receivables from Erie Insurance Exchange and affiliates, net	735,589	707,060
Prepaid expenses and other current assets, net	66,061	83,902
Accrued investment income	14,311	11,069
Total current assets	1,199,173	1,145,032

Available-for-sale securities, net	1,286,566	991,726
Equity securities	70,624	85,891
Available-for-sale and equity securities lent	61,063	7,285
Fixed assets, net	571,476	513,494
Agent loans, net	93,953	80,597
Defined benefit pension plan	24,137	21,311
Other assets, net	48,489	43,278
Total assets	$3,355,481	$2,888,614

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$425,320	$408,309
Agent incentive compensation	132,560	75,458
Accounts payable and accrued liabilities	200,701	190,028
Dividends payable	68,109	63,569
Contract liability	47,561	42,761
Deferred executive compensation	9,400	14,874
Securities lending payable	61,936	7,513
Total current liabilities	945,587	802,512

Defined benefit pension plan	33,410	28,070
Contract liability	23,274	21,170
Deferred executive compensation	22,050	19,721
Deferred income taxes, net	24,788	6,418
Other long-term liabilities	22,998	23,465
Total liabilities	1,072,107	901,356

Shareholders' equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,492	16,466
Accumulated other comprehensive loss	(52,021)	(47,591)
Retained earnings	3,462,823	3,162,303
Total contributed capital and retained earnings	3,429,464	3,133,348
Treasury stock, at cost; 22,110,132 shares held	(1,171,014)	(1,169,074)
Deferred compensation	24,924	22,984
Total shareholders' equity	2,283,374	1,987,258
Total liabilities and shareholders' equity	$3,355,481	$2,888,614
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2025, 2024 and 2023
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2022	$1,992	$178	$16,481	$(7,414)	$2,583,261	$(1,168,949)	$22,859	$1,448,408
Net income					446,061			446,061
Other comprehensive loss				(5,986)				(5,986)
Dividends declared:
Class A $4.845 per share					(223,786)			(223,786)
Class B $726.75 per share					(1,847)			(1,847)
Net purchase of treasury stock (1)			(15)			0		(15)
Deferred compensation						(2,228)	2,228	0
Rabbi trust distribution (2)						2,012	(2,012)	0
Balance, December 31, 2023	$1,992	$178	$16,466	$(13,400)	$2,803,689	$(1,169,165)	$23,075	$1,662,835
Net income					600,314			600,314
Other comprehensive loss				(34,191)				(34,191)
Dividends declared:
Class A $5.19 per share					(239,721)			(239,721)
Class B $778.50 per share					(1,979)			(1,979)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(2,156)	2,156	0
Rabbi trust distribution (2)						2,247	(2,247)	0
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					559,335			559,335
Other comprehensive loss				(4,430)				(4,430)
Dividends declared:
Class A $5.5575 per share					(256,696)			(256,696)
Class B $833.625 per share					(2,119)			(2,119)
Net purchase of treasury stock (1)			26					26
Deferred compensation						(2,514)	2,514	0
Rabbi trust distribution (2)						574	(574)	0
Balance, December 31, 2025	$1,992	$178	$16,492	$(52,021)	$3,462,823	$(1,171,014)	$24,924	$2,283,374

(1) Net purchases of treasury stock in 2023, 2024 and 2025 include the purchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards. See Note 11, "Incentive and Deferred Compensation Plans".
(2) Distributions of our Class A shares were made from the rabbi trust to five incentive compensation deferral plan participants in both 2023 and 2024 and three incentive compensation plan deferral participants in 2025. See Note 11, "Incentive and Deferred Compensation Plans".

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Cash flows from operating activities
Management fee received	$3,209,511	$2,898,367	$2,420,192
Administrative services reimbursements received	814,106	776,150	721,928
Service agreement revenue received	24,751	26,346	26,018
Net investment income received	78,699	67,643	57,448
Commissions paid to agents	(1,608,605)	(1,443,296)	(1,200,014)
Incentive compensation paid to agents	(94,794)	(94,864)	(120,211)
Salaries and wages paid	(264,406)	(249,137)	(226,036)
Pension contribution and employee benefits paid	(115,260)	(110,764)	(169,762)
General operating expenses paid	(316,643)	(308,273)	(293,857)
Administrative services expenses paid	(836,702)	(791,050)	(730,129)
Contribution to charitable foundation	(100,000)	—	—
Income taxes paid	(104,000)	(159,873)	(104,372)
Net cash provided by operating activities	686,657	611,249	381,205

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(693,066)	(473,647)	(279,999)
Equity securities	(36,926)	(32,799)	(35,480)
Other investments	(50)	(7,075)	(88)
Proceeds from investments:
Available-for-sale securities sales	205,965	205,159	160,614
Available-for-sale securities maturities/calls	188,569	196,641	76,617
Equity securities	34,339	35,894	24,458
Other investments	167	54	871
Purchase of fixed assets	(115,692)	(124,845)	(92,647)
Loans to agents and others	(35,505)	(36,362)	(20,525)
Collections on agent and other loans	12,871	10,068	8,614
Net cash used in investing activities	(439,328)	(226,912)	(157,565)

Cash flows from financing activities
Dividends paid to shareholders	(254,275)	(237,508)	(221,675)
Net changes in cash collateral for securities lent	54,423	7,513	—
Net cash used in financing activities	(199,852)	(229,995)	(221,675)

Net increase in cash, cash equivalents and restricted cash	47,477	154,342	1,965
Cash, cash equivalents and restricted cash, beginning of year	298,397	144,055	142,090
Cash, cash equivalents and restricted cash, end of year	$345,874	$298,397	$144,055

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$26,361	$15,254	$—
Operating lease assets obtained in exchange for lease liabilities	$4,000	$7,871	$5,866
Receipt of donated equipment	$1,967	$—	$—

See accompanying notes to Consolidated Financial Statements. See Note 12, "Income Taxes", for additional information on income taxes paid. See Note 18, "Supplementary Data on Cash Flows", for additional supplemental cash flow information.

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

The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting, and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation comprised approximately 71% of our 2025 policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing and comprised approximately 8% of our 2025 policy issuance and renewal expenses. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above that comprised approximately 10% of our 2025 policy issuance and renewal expenses. Included in these expenses are allocations of costs for departments that support these policy issuance and renewal functions.

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording, and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting, and all other functions attributable to the investment of funds. Included in these expenses are allocations of costs for departments that support these administrative functions. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

Our results of operations are tied to the growth and financial condition of the Exchange. We continually monitor the financial strength of the Exchange. If any events occurred that impaired the Exchange's ability to grow or sustain its financial condition, including but not limited to a significant downgrade in financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fee revenue we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for net management fee and other reimbursements. See Note 16, "Concentrations of Credit Risk".

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

Recently adopted accounting standards
We adopted Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", effective with the annual reporting period ending December 31, 2025. We applied the guidance retrospectively to prior periods presented in the consolidated financial statements for disclosure purposes, including the disclosure of specific categories in an effective tax rate reconciliation and certain information about income taxes paid. The additional disclosures required by this guidance have been included in Note 12, "Income Taxes". The adoption of this guidance had no other impact on our consolidated financial statements.

Recently issued accounting standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires entities to disclose disaggregated information about certain income statement expense line items. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. This will have no impact on our consolidated financial statements, and we are currently evaluating the impact of adoption on our disclosures.

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

In December 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270) - Narrow-Scope Improvements", which clarifies current interim disclosure requirements and provides a comprehensive list of required interim disclosures. The guidance also incorporates a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. We do not expect the standard will have a material impact on our disclosures, and will have no other impact on our consolidated financial statements.

Cash and cash equivalents
Cash, money market accounts, and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

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

Available-for-sale securities in an unrealized loss position are evaluated to determine whether the impairment is a result of credit loss or other factors. If we have the intent to sell or it's more likely than not that we would be required to sell the security before recovery of the amortized cost basis, the entire impairment is recognized in earnings. Securities that have experienced a decline in fair value that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is credit related. Impairment resulting from a credit loss is recognized in earnings with a corresponding allowance on the Consolidated Statement of Financial Position. Future recoveries of credit loss result in an adjustment to the allowance and earnings in the period the credit conditions improve. Factors considered in the evaluation of credit loss include the extent to which fair value is less than cost and fundamental factors specific to the issuer such as financial condition, changes in credit ratings, near and long-term business prospects, and other factors, as well as the likelihood of recovery of the amortized cost of the security. If the qualitative review indicates credit impairment, the allowance for credit loss is measured as the amount that the security's amortized cost exceeds the present value of cash flows expected to be collected and is limited to the amount that fair value is below amortized cost.

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

Securities lending – We have securities lending transactions, managed by a third-party banking institution, whereby securities are loaned to unaffiliated financial institutions for short periods of time. The securities lending activity is accounted for as a secured borrowing and therefore the securities loaned, including available-for-sale and equity securities, are carried as invested assets on our Consolidated Statements of Financial Position, while the obligation to return the cash collateral is recorded as a current liability. The cash collateral received at the inception of the loan is reinvested and the related income is recognized in net investment income. Noncash collateral is not recorded in the Consolidated Statements of Financial Position, as we do not have the right to sell, repledge, or otherwise reinvest the noncash collateral.

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

Fixed assets
Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are primarily comprised of software, which includes internal-use capitalized software and development costs, as well as buildings and building improvements, equipment, furniture and fixtures, and leasehold improvements. Assets in use are depreciated using the straight-line method over the estimated useful life except for leasehold improvements, which are depreciated over the shorter of their economic useful life or the remaining lease term. Software is depreciated over periods ranging from 3-7 years, buildings and building improvements are depreciated over 20-45 years, equipment is depreciated over 3-7 years, and furniture and fixtures are depreciated over 7 years. We review long-lived assets for impairment whenever events or changes indicate that the carrying value may not be recoverable. Under these circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference.

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

Recognition of management fee revenue
We retain management fees from the Exchange under the subscriber's agreement for services provided. In accordance with the subscriber's agreement, we may retain up to 25% of all direct and affiliated assumed premiums written by the Exchange. The management fee rate is set at least annually by our Board of Directors. The management fee revenue is calculated by multiplying the management fee rate by the direct and affiliated assumed premiums written by the Exchange and is allocated between the two performance obligations we have under the subscriber's agreement. The first performance obligation is to provide policy issuance and renewal services. The second performance obligation is acting as the attorney-in-fact with respect to various administrative services as enumerated in the subscriber's agreement.

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

Administrative services
Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Claims handling services include costs incurred in the claims process, including the adjustment, investigation, defense, recording and payment functions. Life insurance management services include costs incurred in the management and processing of life insurance business. Investment management services are related to investment trading activity, accounting and all other functions attributable to the investment of funds. Common overhead expenses and certain service department costs incurred by us on behalf of the subscribers at the Exchange and its insurance subsidiaries are reimbursed by the proper entity based upon relevant utilization statistics specifically measured to accomplish proportional allocations, which we believe are reasonable. In 2025, approximately 71% of the administrative services expenses were entirely attributable to the respective administrative functions (claims handling, life insurance management, and investment management), while the remaining 29% of these expenses were allocations of costs for departments that support these administrative functions. The expenses we incur and related reimbursements we receive for administrative services are presented gross in our Consolidated Statements of Operations. The subscriber's agreement and service agreements provide for reimbursement of amounts incurred for these services to Indemnity. Reimbursements are settled at cost on a monthly basis. State insurance regulations require that intercompany service agreements and any material amendments be approved in advance by the state insurance department.

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

Note 3.  Revenue

The majority of our revenue is derived from the subscriber's agreement between us and the subscribers (policyholders) at the Exchange. In accordance with the subscriber's agreement, we retain a management fee calculated as a percentage, not to exceed 25%, of all direct and affiliated assumed written premiums of the Exchange. We allocate a portion of our management fee revenue, currently 25% of the direct and affiliated assumed written premiums of the Exchange, between the two performance obligations we have under the subscriber's agreement. The first performance obligation is to provide policy issuance and renewal services to the subscribers (policyholders) at the Exchange, and the second is to act as attorney-in-fact on behalf of the subscribers at the Exchange, as well as the service provider for the Exchange's insurance subsidiaries, with respect to all administrative services.
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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber's agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. For the years ended December 31, 2025, 2024, and 2023, we recognized revenue of $42.8 million, $41.2 million, and $36.5 million, respectively, that was included in the contract liability balance at the beginning of the respective periods. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations for the years ended December 31:

(in thousands)	2025	2024	2023
Management fee revenue - policy issuance and renewal services	$3,131,806	$2,894,074	$2,442,073

Management fee revenue - administrative services	74,058	68,355	63,669
Administrative services reimbursement revenue	836,639	806,336	737,139
Total revenue from administrative services	$910,697	$874,691	$800,808

Note 4.  Segment Information

We have one reportable segment: management operations. All segment revenue is derived in the United States, the majority of which is from the subscriber's agreement between us and the subscribers (policyholders) at the Exchange, our sole customer, as further described in Note 3, "Revenue". Our chief operating decision maker ("CODM") is our Executive Council, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer, executive vice presidents and certain senior vice presidents reporting directly to the CEO as applicable. The CODM assesses performance for the management operations segment and decides how to allocate resources based on net income, as reported in our Consolidated Statements of Operations. Net income is used to monitor budget versus actual results. Total assets as reported in our Consolidated Statements of Financial Position, all of which are located in the United States, are reviewed by the CODM for purposes of decision making. The accounting policies of our management operations segment are the same as those described in Note 2, "Significant Accounting Policies".

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM, and net income for the years ended December 31:

(in thousands)	2025	2024	2023
Management fee revenue	$3,205,864	$2,962,429	$2,505,742
Administrative services reimbursement revenue	836,639	806,336	737,139
Service agreement revenue	24,755	26,350	26,059
Total operating revenue	4,067,258	3,795,115	3,268,940

Commissions	1,777,043	1,601,401	1,348,530
Underwriting and policy processing	204,245	199,485	181,003
Information technology	239,789	215,488	216,746
Sales and advertising	66,475	66,480	58,905
Customer service	46,538	43,045	34,391
Administrative and other	179,345	186,425	171,970
Cost of operations - policy issuance and renewal services	2,513,435	2,312,324	2,011,545
Cost of operations - administrative services	836,639	806,336	737,139
Total operating expenses (1)	3,350,074	3,118,660	2,748,684
Operating income	717,184	676,455	520,256

Total investment income	84,861	69,260	28,968
Other income	8,558	11,564	12,712
Contribution to charitable foundation	(100,000)	—	—
Income tax expense	151,268	156,965	115,875
Net income	$559,335	$600,314	$446,061

(1)    See Note 8, "Fixed Assets", for management operations segment depreciation and amortization expense included primarily in "Total operating expenses", as reported on our Consolidated Statements of Operations. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2025			2024			2023
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$554,755	46,189,024	$12.01	$595,399	46,189,044	$12.89	$442,409	46,188,981	$9.58
Dilutive effect of stock-based awards	0	15,600	—	0	16,422	—	0	9,630	—
Assumed conversion of Class B shares	4,580	6,100,800	—	4,915	6,100,800	—	3,652	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$559,335	52,305,424	$10.69	$600,314	52,306,266	$11.48	$446,061	52,299,411	$8.53
Class B – Basic EPS:
Income available to Class B stockholders	$4,580	2,542	$1,802	$4,915	2,542	$1,934	$3,652	2,542	$1,437
Class B – Diluted EPS:
Income available to Class B stockholders	$4,579	2,542	$1,801	$4,914	2,542	$1,933	$3,652	2,542	$1,437

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of December 31, 2025, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$844,479	$998	$839,542	$3,939
Collateralized debt obligations	133,267	0	133,267	0
Commercial mortgage-backed securities	140,541	0	117,520	23,021
Residential mortgage-backed securities	187,226	0	186,432	794
Other debt securities	35,152	0	35,152	0
U.S. Treasury	24,163	0	24,163	0
Total available-for-sale securities (1)	1,364,828	998	1,336,076	27,754
Equity securities:
Financial services sector	74,614	2,593	66,350	5,671
Utilities sector	3,696	0	3,696	0
Energy sector	2,713	0	2,713	0
Consumer sector	5,563	0	2,393	3,170
Technology sector	3,224	0	0	3,224
Communications sector	953	0	953	0
Total equity securities (2)	90,763	2,593	76,105	12,065
Total	$1,455,591	$3,591	$1,412,181	$39,819

(1)    This includes $44.4 million of securities lent under a securities lending agreement.
(2)    This includes $20.1 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$643,943	$0	$637,675	$6,268
Collateralized debt obligations	114,127	0	114,127	0
Commercial mortgage-backed securities	124,982	0	100,893	24,089
Residential mortgage-backed securities	133,812	0	133,812	0
Other debt securities	26,751	0	26,751	0
Total available-for-sale securities (1)	1,043,615	0	1,013,258	30,357
Equity securities:
Financial services sector	69,930	1,052	65,378	3,500
Utilities sector	5,629	0	5,629	0
Energy sector	4,117	0	4,117	0
Consumer sector	3,341	54	1,787	1,500
Technology sector	1,974	0	0	1,974
Communications sector	900	0	900	0
Total equity securities	85,891	1,106	77,811	6,974
Total	$1,129,506	$1,106	$1,091,069	$37,331

(1)    This includes $7.3 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$(37)	$(48)	$4,773	$(2,324)	$5,399	$(10,092)	$3,939
Collateralized debt obligations	0	(4)	0	700	(696)	0	0	0
Commercial mortgage-backed securities	24,089	(1,089)	429	4,769	(3,142)	26,476	(28,511)	23,021
Residential mortgage-backed securities	0	0	13	0	(42)	2,207	(1,384)	794
Total available-for-sale securities	30,357	(1,130)	394	10,242	(6,204)	34,082	(39,987)	27,754
Equity securities	6,974	681	—	4,750	0	158	(498)	12,065
Total Level 3 securities	$37,331	$(449)	$394	$14,992	$(6,204)	$34,240	$(40,485)	$39,819

Level 3 Assets – 2024 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2023	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at December 31, 2024
Available-for-sale securities:
Corporate debt securities	$4,506	$(129)	$126	$6,708	$(1,821)	$8,379	$(11,501)	$6,268
Commercial mortgage-backed securities	10,994	(1,519)	664	3,826	(1,571)	30,340	(18,645)	24,089
Residential mortgage-backed securities	1,534	(5)	(24)	0	(40)	0	(1,465)	0
Total available-for-sale securities	17,034	(1,653)	766	10,534	(3,432)	38,719	(31,611)	30,357
Equity securities	7,334	670	—	2,019	(84)	553	(3,518)	6,974
Total Level 3 securities	$24,368	$(983)	$766	$12,553	$(3,516)	$39,272	$(35,129)	$37,331

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

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Agent loans, net (1)	$109,331	$113,850	$92,731	$90,713
Other loans receivable, net (2)	15,491	12,509	11,555	11,555
Held-to-maturity securities, net (3)	4,833	4,863	4,833	4,934

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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	December 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$834,885	$12,779	$3,185	$844,479
Collateralized debt obligations	133,224	207	164	133,267
Commercial mortgage-backed securities	139,516	2,808	1,783	140,541
Residential mortgage-backed securities	196,624	982	10,380	187,226
Other debt securities	34,863	543	254	35,152
U.S. Treasury	24,116	106	59	24,163
Total available-for-sale securities, net (1)	1,363,228	17,425	15,825	1,364,828
Held-to-maturity securities - states & political subdivisions	4,833	30	0	4,863
Total fixed maturity securities, net	$1,368,061	$17,455	$15,825	$1,369,691

(1)     This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$647,861	$4,767	$8,685	$643,943
Collateralized debt obligations	114,142	372	387	114,127
Commercial mortgage-backed securities	126,509	1,458	2,985	124,982
Residential mortgage-backed securities	150,212	62	16,462	133,812
Other debt securities	27,232	147	628	26,751
Total available-for-sale securities, net (1)	1,065,956	6,806	29,147	1,043,615
Held-to-maturity securities - states & political subdivisions	4,833	101	0	4,934
Total fixed maturity securities, net	$1,070,789	$6,907	$29,147	$1,048,549

(1)     This includes an estimated fair value of $7.3 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of our fixed maturity securities at December 31, 2025 are shown below by remaining contractual term to maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$37,273	$37,302
Due after one year through five years	552,240	558,399
Due after five years through ten years	249,274	251,231
Due after ten years	524,441	517,896
Total available-for-sale securities, net (1) (2)	1,363,228	1,364,828
Held-to-maturity securities - due after ten years	4,833	4,863
Total fixed maturity securities, net	$1,368,061	$1,369,691

(1)    The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at December 31, 2025.
(2)    This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$72,699	$1,555	$41,040	$1,630	$113,739	$3,185	418
Collateralized debt obligations	57,917	120	3,909	44	61,826	164	83
Commercial mortgage-backed securities	16,103	59	19,956	1,724	36,059	1,783	70
Residential mortgage-backed securities	17,675	27	92,019	10,353	109,694	10,380	146
Other debt securities	3,936	39	3,655	215	7,591	254	27
U.S. Treasury	13,296	59	0	0	13,296	59	3
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747
Quality breakdown of available-for-sale securities:
Investment grade	$144,472	$433	$144,604	$12,773	$289,076	$13,206	371
Non-investment grade	37,154	1,426	15,975	1,193	53,129	2,619	376
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$197,619	$2,486	$156,059	$6,199	$353,678	$8,685	567
Collateralized debt obligations	33,686	71	11,762	316	45,448	387	77
Commercial mortgage-backed securities	28,333	407	24,966	2,578	53,299	2,985	131
Residential mortgage-backed securities	38,003	1,289	90,209	15,173	128,212	16,462	169
Other debt securities	11,663	150	5,045	478	16,708	628	42
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986
Quality breakdown of available-for-sale securities:
Investment grade	$280,332	$3,701	$260,480	$22,664	$540,812	$26,365	616
Non-investment grade	28,972	702	27,561	2,080	56,533	2,782	370
Total available-for-sale securities	$309,304	$4,403	$288,041	$24,744	$597,345	$29,147	986

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments for the years ended December 31:

	2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	1,389	0	2,928	368
Sales/collections and write-offs	(1,000)	0	(25)	0
Balance, end of period	$902	$2,167	$15,101	$1,680

	2024
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$597	$0	$11,081	$957
Provision and recoveries	484	2,167	1,117	355
Sales/collections and write-offs	(568)	0	0	0
Balance, end of period	$513	$2,167	$12,198	$1,312

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2025	2024	2023
Available-for-sale securities	$57,093	$49,605	$42,563
Equity securities	4,637	4,758	4,493
Limited partnerships (1)	3,549	1,971	(11,308)
Agent loans (2)	6,417	4,368	3,236
Cash equivalents and other (2)	16,551	11,093	5,943
Total investment income	88,247	71,795	44,927
Less: investment expenses	2,410	1,640	355
Net investment income	$85,837	$70,155	$44,572
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
(2)    2024 and 2023 amounts have been reclassified to conform to the current period presentation.

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2025	2024	2023
Available-for-sale securities:
Gross realized gains	$2,891	$3,415	$804
Gross realized losses	(2,838)	(5,035)	(7,523)
Net realized gains (losses) on available-for-sale securities	53	(1,620)	(6,719)
Equity securities	2,278	4,848	871
Miscellaneous	5	1	10
Net realized and unrealized investment gains (losses)	$2,336	$3,229	$(5,838)

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the years ended December 31:

(in thousands)	2025	2024	2023
Equity securities:
Net gains recognized during the period	$2,278	$4,848	$871
Less: net gains (losses) recognized on securities sold	341	1,213	(2,328)
Net unrealized gains recognized on securities held at reporting date	$1,937	$3,635	$3,199

Net impairment losses recognized in earnings
Impairments on investments were as follows for the years ended December 31:

(in thousands)	2025	2024	2023
Available-for-sale securities:
Intent to sell	$(495)	$(299)	$(1,759)
Credit impaired	(1,389)	(484)	(670)
Total available-for-sale securities	(1,884)	(783)	(2,429)
Expected credit losses:
Held-to-maturity securities	0	(2,167)	—
Agent loans	(368)	(355)	0
Other loans receivable	(1,060)	(819)	(7,337)
Net impairment losses recognized in earnings	$(3,312)	$(4,124)	$(9,766)

Securities lending transactions
As of December 31, 2025, the estimated fair value of loaned securities was $64.5 million, consisting of $44.4 million of available-for sale securities and $20.1 million of equity securities. As of December 31, 2024, the estimated fair value of loaned securities was $7.3 million, consisting of available-for-sale securities. Cash collateral received in connection with these securities lending transactions totaled $61.9 million and $7.5 million as of December 31, 2025 and 2024, respectively. The cash collateral was reinvested in cash equivalents and is included in "Cash and cash equivalents" in the Consolidated Statements of Financial Position. As of December 31, 2025, we also received $4.5 million of non-cash collateral, which we are not permitted to sell or repledge. There were no securities lending transactions outstanding with contractual maturities extending beyond one year from the reporting date.

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

Note 8.  Fixed Assets

The following table summarizes our fixed assets by category as of December 31:

(in thousands)	2025	2024
Software	$412,789	$351,814
Land, buildings, and building improvements	235,915	233,647
Equipment	57,968	52,122
Furniture and fixtures	22,944	22,944
Leasehold improvements	1,654	1,378
Construction in progress	78,148	46,302
Projects in progress	77,955	81,616
Total fixed assets, gross	887,373	789,823
Less: Accumulated depreciation and amortization	(315,897)	(276,329)
Fixed assets, net	$571,476	$513,494

Software increased primarily due to internal-use software projects that were completed and placed in service as well as the renewal of mainframe software licenses.

Construction in progress includes ongoing renovations to office buildings that are part of our principal headquarters and not yet subject to depreciation. The renovations are expected to be completed in phases with full completion expected in 2027.

Projects in progress include certain computer software and software development costs for internal use that are not yet subject to amortization.

Depreciation and amortization expense totaled $69.5 million, $56.5 million and $47.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is primarily included in total operating expenses. The Exchange and its insurance subsidiaries reimbursed us for approximately 31%, 28% and 27% in 2025, 2024 and 2023, respectively, for annual depreciation and amortization expense on assets supporting administrative services.

Note 9.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of December 31, 2025, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of December 31, 2025. Investments with a fair value of $111.4 million were pledged as collateral on the line of credit at December 31, 2025. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of December 31, 2025.  The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at December 31, 2025.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension cost or income. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan cost (income) for employees in departments that support the administrative functions. In 2025, the Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the annual defined benefit pension cost and 33% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension cost (income) allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Pension plan cost (income)
Pension plan cost (income) includes the following components for the years ended December 31:

(in thousands)
	2025	2024	2023
Service cost for benefits earned	$35,471	$34,554	$28,763
Interest cost on benefit obligation	58,748	52,688	50,193
Expected return on plan assets	(80,276)	(80,793)	(68,869)
Prior service cost amortization	1,688	1,611	1,446
Net actuarial gain amortization	(2,519)	(6,859)	(15,331)
Settlement gain (1)	(572)	(1,338)	—
Pension plan cost (income) (2)	$12,540	$(137)	$(3,798)

(1)    Settlement accounting was required due to lump sum payments made under the SERP to former officers in 2025 and 2024.
(2)     Pension plan cost (income) represents total plan cost (income) before reimbursements between Indemnity and the Exchange and its insurance subsidiaries. The components of pension plan cost (income) other than the service cost components are included in the line item "Other income" in the Consolidated Statements of Operations, net of reimbursements between Indemnity and the Exchange and its insurance subsidiaries.

Actuarial assumptions
The following table describes the weighted-average assumptions used to measure benefit obligations at December 31:

	2025	2024
Employee pension plan:
Discount rate	5.72%	5.87%
Expected return on assets	7.00	7.00
Rate of compensation increase – age-graded	5.07	5.01
SERP:
Discount rate	5.44%	5.65%
Rate of compensation increase	7.00	7.00

The following table describes the weighted-average assumptions used to measure net periodic benefit costs for the years ended December 31:

	2025	2024	2023
Employee pension plan:
Discount rate	5.87%	5.34%	5.67%
Expected return on assets	7.00	7.00	6.50
Rate of compensation increase – age-graded	5.05	4.31	3.30
SERP:
Discount rate (1)	5.29%	5.12%	5.46%
Rate of compensation increase	7.00	5.00	5.00
(1)    Settlement accounting was required due to lump sum payments made under the SERP in 2025 and 2024. The 2025 discount rates in effect at the January 1, September 1, and November 1 measurement dates were 5.65%, 5.51%, and 5.29%, respectively. The 2024 discount rates in effect at the January 1, June 1, and September 1 measurement dates were 5.11%, 5.53%, and 5.12%, respectively.

The economic assumptions that have the most impact on the postretirement benefits expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation for all periods presented was based upon a yield curve developed from corporate bond yield information.

The pension plan's expected long-term rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. To determine the expected long-term rate of return assumption, we utilized models based upon historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions, and consensus views on future real economic growth and inflation. The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.

Funding policy/funded status
Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made contributions of $39 million and $33 million in 2025 and 2024, respectively. We also made a contribution of $47 million in January 2026. The pension asset is presented separately from the unfunded SERP plan as a non-current asset on the Consolidated Statements of Financial Position. The following table sets forth the funded status of the pension plans and the amounts recognized in the Consolidated Statements of Financial Position at December 31:

(in thousands)
	2025	2024
Funded status at end of year	$(11,484)	$(11,718)

Pension asset	$24,137	$21,311
Pension liabilities – due within one year (1)	(2,211)	(4,959)
Pension liabilities – due after one year	(33,410)	(28,070)
Net amount recognized	$(11,484)	$(11,718)

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

(in thousands)
	2025	2024
Projected benefit obligation, beginning of year	$1,013,767	$993,554
Service cost for benefits earned	35,471	34,554
Interest cost on benefit obligation	58,748	52,688
Plan amendments	1,935	1,146
Actuarial loss (gain)	36,300	(28,250)
Benefits paid	(39,887)	(35,924)
Settlements	(3,252)	(4,001)
Projected benefit obligation, end of year	$1,103,082	$1,013,767

Accumulated benefit obligation, end of year	$935,049	$860,855

Projected benefit obligations increased $89.3 million at December 31, 2025 compared to December 31, 2024 primarily due to the lower discount rate used to measure the future benefit obligations. The discount rate for the employee pension plan decreased to 5.72% in 2025 from 5.87% in 2024.

The SERP had a projected benefit obligation in excess of plan assets at December 31:

(in thousands)
	2025	2024
Projected benefit obligation	$35,621	$33,029
Plan assets	—	—
The SERP had an accumulated benefit obligation in excess of plan assets at December 31:

(in thousands)
	2025	2024
Accumulated benefit obligation	$23,523	$22,761
Plan assets	—	—

Plan assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2025	2024
Fair value of plan assets, beginning of year	$1,002,049	$996,879
Actual return on plan assets	90,357	8,034
Employer contributions	42,331	37,061
Benefits paid	(39,887)	(35,924)
Settlements	(3,252)	(4,001)
Fair value of plan assets, end of year	$1,091,598	$1,002,049

Accumulated other comprehensive loss
Net actuarial loss and prior service cost included in accumulated other comprehensive loss that were not yet recognized as components of net benefit costs were as follows at December 31:

(in thousands)
	2025	2024
Net actuarial loss	$56,062	$26,752
Prior service cost	11,297	11,050
Net amount not yet recognized	$67,359	$37,802

Other comprehensive loss
Amounts recognized in other comprehensive loss for pension plans were as follows for the years ended December 31:

(in thousands)
	2025	2024	2023
Net actuarial loss arising during the year	$26,219	$44,509	$28,279
Amortization of net actuarial gain	2,519	6,859	15,331
Amortization of prior service cost	(1,688)	(1,611)	(1,446)
Plan amendments (1)	1,935	1,146	583
Settlement gain	572	1,338	—
Total recognized in other comprehensive loss	$29,557	$52,241	$42,747
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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation	Target asset allocation	Actual asset allocation		Actual asset allocation
Asset allocation:	2025	2024	2025		2024
Equity securities:
U.S. equity securities	21%	21%	22%	(1)	21%
Non-U.S. equity securities	14	14	15	(2)	14
Total equity securities	35	35	37		35
Debt securities	64	64	62	(3)	63
Other	1	1	1	(4)	2
Total	100%	100%	100%		100%

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
(3)    Debt securities – 59% are allocated to long U.S. Treasury Strips, 41% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.
(4)    Institutional money market fund.

The following tables present fair value measurements for the pension plan assets by major category and level of input as of:

	December 31, 2025
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$235,431	$224,370	$0	$0	$11,061
Non-U.S. equity securities	160,644	108,651	0	0	51,993
Total equity securities	396,075	333,021	0	0	63,054
Debt securities	679,966	0	0	0	679,966
Other	15,557	15,557	0	0	0
Total	$1,091,598	$348,578	$0	$0	$743,020

	December 31, 2024
(in thousands)	Total	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Net Asset Value (NAV)
Equity securities:
U.S. equity securities	$214,942	$204,588	$0	$0	$10,354
Non-U.S. equity securities	142,401	98,115	0	0	44,286
Total equity securities	357,343	302,703	0	0	54,640
Debt securities	628,961	0	0	0	628,961
Other	15,745	15,745	0	0	0
Total	$1,002,049	$318,448	$0	$0	$683,601

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of:

(in thousands)
Year ending December 31,	Expected future benefit payments
2026	$44,346
2027	47,555
2028	51,396
2029	54,999
2030	59,093
2031 - 2035	346,104

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a qualified 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $21.3 million in 2025, $21.0 million in 2024, and $18.4 million in 2023.  The Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the matching contributions. Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction, provided they are in compliance with applicable insider trading laws; sales by executive and senior officers are subject to additional pre-clearance restrictions imposed by our insider trading policies.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.1 million shares of our Class A common stock at December 31, 2025 and 2024.

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

The LTIP permits grants of performance-vesting and time-vesting awards. Performance-vesting awards can take the form of performance shares or units, or phantom performance shares, based on the level of achievement of performance goals as defined by us. Time-vesting awards can take the form of restricted shares or units, or phantom shares, including payment of dividends or dividend equivalent credits on the time-vesting awards, based on continued employment for a specified restricted period. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC for performance-vesting awards. The performance measures for all periods presented were the reported growth in direct written premium, statutory combined ratio, and return on invested assets of the Exchange and its property and casualty subsidiaries over a three-year performance period as compared to the results of the peer group over the same period. Because the performance component of the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project. The type of award and form of payment, either in shares of our Class A common stock or cash, are determined by the ECDC at the beginning of each performance period, which is generally a three-year period. For the 2023-2025 performance period, the LTIP plan provides grants of performance-vesting awards. For the 2024-2026 and 2025-2027 performance periods, the LTIP plans provide grants of both a 75% performance-vesting award and a 25% time-vesting award. The plan awards for all three performance periods will be paid in cash.

The number of shares of our common stock authorized for grant under the LTIP is 1.5 million shares. We do not issue new shares of common stock to settle stock awards. We purchase our Class A common stock on the open market to settle stock awards under the plan. LTIP awards are considered vested at the end of each applicable performance period. The fair value of LTIP awards granting shares is measured at each reporting date at the current share price of our Class A common stock, and the fair value of LTIP awards granting units is measured at each reporting date based on the number of units earned. A liability is recorded and compensation expense is recognized ratably over the performance period.

The following table presents the fully vested plan awards for the related performance periods at December 31: (1)

(dollars in thousands)	2025 (2)	2024	2023	2022
LTIP performance period	2023-2025	2022-2024	2021-2023	2020-2022
Fully vested plan award fair value	$2,631	$4,902	$249	$3,801
(1)    Distributions to participants are made in June of the year following the close of the performance period.
(2)    The 2025 award is estimated based upon the peer group information as of September 30, 2025. Distributions will be made in 2026 once peer group financial information becomes available.

The following table presents the total compensation cost charged to operations related to the LTIP awards, net of forfeitures, and the related tax benefits recognized in income, for the years ended December 31:

(in thousands)	2025	2024	2023
Total compensation cost	$663	$1,542	$7,332
Tax benefit	$139	$324	$1,540

The Exchange and its insurance subsidiaries reimburse us for compensation costs of employees performing administrative services. Earned compensation costs are allocated to these entities and reimbursed to us in cash once the payout is made. The Exchange and its insurance subsidiaries reimbursed us for approximately 36%, 39%, and 35% of the awards paid under these plans in 2025, 2024, and 2023, respectively. At December 31, 2025, there was $7.9 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods, which is expected to be recognized over a period of two years.

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

Incentive compensation deferral plan
We have an unfunded, non-qualified incentive compensation deferral plan for participants of the AIP and LTIP. Deferred awards will be credited to a deferred stock account as credits denominated in shares of our Class A common stock until retirement or other separation from service. Participants are 100% vested at date of deferral. We do not issue new shares of common stock to participants. We purchase shares of our Class A common stock in the open market to satisfy these awards. The shares are then held in a rabbi trust, which was established to hold the shares earned under both the incentive compensation deferral plan and the deferred stock compensation plan for outside directors. Tax withholdings on rabbi trust distributions are paid from funds outside the trust. As a result, shares withheld from distributions to satisfy those withholdings reduce the number of shares that must be purchased in the future to fund the rabbi trust for both plans. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust are used to purchase additional shares. Vested share credits will be paid to participants from the rabbi trust upon separation from service in approximate equal annual installments of Class A shares for a period of three years.

The following table presents amounts related to shares purchased by the rabbi trust to satisfy the liability of awards deferred under the plan, and dividend equivalent credits on rabbi trust shares, for the years ended December 31:

(dollars in thousands, except per share data)	2025	2024	2023
LTIP performance period	2022-2024	2021-2023	2020-2022
AIP performance period	2024	2023	2022
Shares purchased	0	0	1,608
Average price paid per share	$0.00	$0.00	$230.71
Cost of shares purchased	$0	$0	$371

Deferred compensation plans for outside directors
We have a deferred compensation plan for our outside directors that allows participants to defer receipt of a portion of their annual compensation until a later date. Participants select hypothetical investment funds for their deferrals, which are credited with the hypothetical returns generated.

We also have a deferred stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for payment of a portion of the directors' annual compensation in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director's account and vest immediately. We do not issue new shares of common stock to directors. We purchase shares of our Class A common stock in the open market to satisfy these awards, which are then held in the rabbi trust. The plan includes a maximum of 250,000 shares that may be issued under the plan and no shares may be credited later than ten years from the date our shareholders last approved the plan. The shares are distributed to the outside director from the rabbi trust upon ending board service.

The following table presents amounts related to shares purchased by the rabbi trust to satisfy the liability of the plan and dividend equivalent credits on rabbi trust shares, and the total compensation cost charged to operations, for the years ended December 31:

(dollars in thousands, except per share data)	2025	2024	2023
Shares purchased	77	4,044	5,894
Average price paid per share	$283.14	$405.60	$238.73
Cost of shares purchased	$22	$1,640	$1,407
Total compensation cost	$547	$1,052	$893

The following table sets forth a reconciliation of beginning and ending balances of our deferred executive compensation liability as of December 31:

(in thousands)
	2025	2024	2023
Deferred executive compensation, beginning of the year	$34,595	$31,918	$25,760
Annual incentive plan awards	5,571	8,574	7,401
Long-term incentive plan awards	698	1,786	7,332
Employer match and hypothetical earnings on deferred compensation	2,962	4,680	2,828
Total plan awards and earnings	9,231	15,040	17,561
Total plan awards paid	(12,899)	(8,105)	(10,211)
Compensation deferred	2,414	1,701	1,809
Distributions from the deferred compensation plans	(1,434)	(2,372)	(313)
Forfeitures (1)	(35)	(244)	—
Funding of rabbi trust for deferred stock compensation plan for outside directors	(22)	(1,640)	(1,407)
Funding of rabbi trust for incentive compensation deferral plan (2)	(400)	(1,703)	(1,281)
Deferred executive compensation, end of the year	$31,450	$34,595	$31,918

(1)    Forfeitures are the result of plan participants who separated from service and are recognized in the year they occur.
(2)    In 2025, 2024, and 2023, funding includes $0.4 million, $1.7 million and $0.9 million, respectively, representing shares held back to satisfy tax withholding on rabbi trust distributions that reduce funding requirements for performance award deferrals.

Equity compensation plan
Our equity compensation plan ("ECP") is designed to reward executives, senior vice presidents and other selected officers and key employees who can have a significant impact on our long-term performance, and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The ECP allows for the grant of up to 250,000 shares of our Class A common stock, and no individual may receive more than 10,000 shares in any calendar year. We do not issue new shares of common stock to satisfy plan awards. Share awards are settled through the purchase of our Class A common stock on the open market. Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical investment experience, payable after expiration of the performance period. Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals within a defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate.

The following table presents amounts related to shares purchased to satisfy ECP plan liabilities and the total compensation cost charged to operations, for the years ended December 31:

(dollars in thousands, except per share data)	2025	2024 (1)	2023
Shares purchased	5,215	0	1,610
Average price paid per share	$418.26	$0.00	$252.32
Cost of shares purchased	$2,181	$0	$406
Total compensation cost (2)	$2,830	$6,895	$4,022
(1)    No shares were required to be purchased in the open market. The plan liability was satisfied in cash totaling $3.2 million.
(2)    The fluctuations in all years are due to changes in number of participants and/or our stock price.

The Exchange and its insurance subsidiaries reimburse us for earned compensation costs of employees performing administrative services, which can fluctuate each year based on the plan participants. The Exchange and its insurance subsidiaries reimbursed us for approximately 32%, 35%, and 35% of the awards paid in 2025, 2024, and 2023 respectively. Unrecognized compensation cost at December 31, 2025 of $0.5 million is expected to be recognized in 2026.

Note 12.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2025	2024	2023
Federal
Current income tax expense	$131,645	$152,926	$116,874
Deferred income tax expense (benefit)	19,547	4,026	(1,002)
State
Current income tax expense	76	13	3
Deferred income tax expense	—	—	—
Income tax expense	$151,268	$156,965	$115,875

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(dollars in thousands)
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal tax at statutory rate	$149,227	21.0%	$159,029	21.0%	$118,007	21.0%
State and local income taxes, net of federal income tax effect (1)	60	0.0	10	0.0	2	0.0
Tax credits	(1,432)	(0.2)	(2,000)	(0.3)	(1,300)	(0.2)
Nontaxable or nondeductible items	2,703	0.4	569	0.1	651	0.1
Other adjustments	710	0.1	(643)	(0.1)	(1,485)	(0.3)
Income tax provision	$151,268	21.3%	$156,965	20.7%	$115,875	20.6%
(1)    State taxes in Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

(in thousands)
	2025	2024
Deferred tax assets:
Other employee benefits	$18,213	$18,409
Allowance for management fee returned on cancelled policies	7,322	4,647
Charitable contributions	5,221	—
Deferred revenue	4,457	4,181
Current expected credit loss allowance	3,647	2,966
Unrealized losses on investments	—	3,827
Other	4,958	4,617
Total deferred tax assets	43,818	38,647
Deferred tax liabilities:
Depreciation	47,017	27,089
Pension and other postretirement benefits	13,919	12,276
Unrealized gains on investments	2,532	—
Prepaid expenses	1,506	2,013
Other	3,632	3,687
Total deferred tax liabilities	68,606	45,065
Net deferred tax liability	$(24,788)	$(6,418)
If we determine that any of our deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of the assets that are not expected to be realized. We had no valuation allowance recorded at December 31, 2025 or 2024.

We do not have any unrecognized tax benefit that, if recognized, would affect our effective tax rate as of December 31, 2025 and 2024. Any interest expense related to uncertain tax positions would be recognized in income tax expense.

New tax legislation, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law on July 4, 2025. The OBBBA included changes to the timing of tax deductions related to depreciation and software development expenditures in 2025. The legislation also introduced a 1% taxable income floor for charitable deductions effective January 1, 2026. The effects of the OBBBA are reflected in our income tax provisions and effective tax rate for the year ended December 31, 2025.

Federal income taxes paid were $106.5 million, $163.0 million, and $104.0 million in 2025, 2024, and 2023, respectively. Federal income tax refunds received were $2.6 million and $3.1 million in 2025 and 2024, respectively. State income taxes paid, net of state income tax refunds received, were $0.1 million in 2025.

Tax years ending December 31, 2024, 2023 and 2022 remain open to IRS examination. We are not currently under IRS audit, nor have we been notified of an upcoming IRS audit.

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

Note 13.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A, which has a dividend preference, and Class B, which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2025, 2024 or 2023.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock. In 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2025, 2024 or 2023.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2025, based upon trade date.

We made stock repurchases in 2025, 2024, and 2023 outside of our publicly announced share repurchase program related to stock-based awards. See Note 11, "Incentive and Deferred Compensation Plans" for additional information.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)	2025			2024			2023
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of year	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)	$(66,571)	$(13,980)	$(52,591)
OCI before reclassifications	22,119	4,645	17,474	6,557	1,377	5,180	26,021	5,464	20,557
Realized investment (gains) losses	(53)	(11)	(42)	1,620	340	1,280	6,719	1,411	5,308
Impairment losses	1,884	396	1,488	783	164	619	2,429	510	1,919
OCI	23,950	5,030	18,920	8,960	1,881	7,079	35,169	7,385	27,784
AOCI (loss), end of year	$1,508	$316	$1,192	$(22,442)	$(4,714)	$(17,728)	$(31,402)	$(6,595)	$(24,807)

Pension and other postretirement plans:
AOCI (loss), beginning of year	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407	$57,186	$12,009	$45,177
OCI (loss) before reclassifications	(28,154)	(5,912)	(22,242)	(45,655)	(9,588)	(36,067)	(28,862)	(6,061)	(22,801)
Amortization of prior service costs (1)	1,688	354	1,334	1,611	338	1,273	1,446	304	1,142
Amortization of net actuarial gain (1)	(2,519)	(529)	(1,990)	(6,859)	(1,440)	(5,419)	(15,331)	(3,220)	(12,111)
Settlement gain (1)	(572)	(120)	(452)	(1,338)	(281)	(1,057)	—	—	—
OCI (loss)	(29,557)	(6,207)	(23,350)	(52,241)	(10,971)	(41,270)	(42,747)	(8,977)	(33,770)
AOCI (loss), end of year	$(67,359)	$(14,146)	$(53,213)	$(37,802)	$(7,939)	$(29,863)	$14,439	$3,032	$11,407

Total
AOCI (loss), beginning of year	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)	$(9,385)	$(1,971)	$(7,414)
Investment securities	23,950	5,030	18,920	8,960	1,881	7,079	35,169	7,385	27,784
Pension and other postretirement plans	(29,557)	(6,207)	(23,350)	(52,241)	(10,971)	(41,270)	(42,747)	(8,977)	(33,770)
OCI (loss)	(5,607)	(1,177)	(4,430)	(43,281)	(9,090)	(34,191)	(7,578)	(1,592)	(5,986)
AOCI (loss), end of year	$(65,851)	$(13,830)	$(52,021)	$(60,244)	$(12,653)	$(47,591)	$(16,963)	$(3,563)	$(13,400)

(1)These components of AOCI (loss) are included in the computation of net periodic pension cost (income). See Note 10, "Postretirement Benefits", for additional information.

Note 15.  Related Party

Management fee
A management fee is retained for services we provide under the subscriber's agreement with subscribers at the Exchange. The fee is a percentage of direct and affiliated assumed premiums written by the Exchange. This percentage rate is set at least annually by our Board of Directors but cannot exceed 25%. The management fee rate charged the Exchange was 25% in 2025, 2024, and 2023. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2026.

There is no provision in the subscriber's agreement for termination of our appointment as attorney-in-fact by the subscribers at the Exchange and the appointment is not affected by a policyholder's disability or incapacity.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty insurance subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company. Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of certain transactions affecting the members within a holding company system.

Shared facilities
The Exchange and its insurance subsidiaries have a service agreement with Indemnity to use space in Indemnity-owned properties. The amount charged is based on rental rates of like property in Erie, Pennsylvania and the square footage occupied. Income earned from the Exchange and its insurance subsidiaries for the use of space totaled $3.0 million, $2.9 million, and $2.6 million in 2025, 2024, and 2023, respectively. Operating expenses for Indemnity-owned properties under this service agreement include utilities, cleaning, repairs, real estate taxes, property insurance, and leasehold improvements. These expenses totaled $25.2 million, $21.9 million, and $20.0 million in 2025, 2024, and 2023, respectively.  The Exchange and its insurance subsidiaries reimbursed us for operating expenses of shared facilities used to perform administrative services, which are allocated based upon square footage occupied. Reimbursements related to the use of this space totaled $6.9 million, $5.9 million, and $5.2 million in 2025, 2024, and 2023, respectively.

Other loans receivable
In 2023, we issued two senior secured loans totaling $13.6 million to fund a real estate development project supporting revitalization efforts in our community. Ownership in the project consists of related party investors, including affiliate entities and two Indemnity directors, as well as other unrelated investors. The first loan issued for $4.6 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2027, with both principal and accrued interest due at maturity. The second loan issued for $9.0 million accrues paid-in-kind interest at a fixed rate of 5% and matures December 15, 2033, with both principal and accrued interest due at maturity. The loans, net of current expected credit loss allowances totaling $8.8 million and $8.0 million as of December 31, 2025 and 2024, respectively, are reported in "Other assets, net" in our Consolidated Statements of Financial Position, with changes in credit loss allowances reported in "Net impairment losses recognized in earnings" in our Consolidated Statements of Operations.

Erie Insurance Foundation
In 2025, we made a $100 million charitable contribution to the Erie Insurance Foundation (the "Foundation"). The Foundation is a separate entity from Indemnity. It is a tax-exempt private charitable foundation formed to create long-term sustainability for charitable contributions and grantmaking. Certain of Indemnity's directors and employees serve as directors and officers of the Foundation. The $100 million contribution is reported as non-operating expense in the Consolidated Statements of Operations.

Note 16. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $735.6 million, or 21.9% of total assets, at December 31, 2025, and $707.1 million, or 24.5% of total assets, at December 31, 2024. Both periods include a current expected credit loss allowance of $0.7 million.

Note 17.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans to be funded through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of December 31, 2025, outstanding loans executed under this agreement totaled $146.6 million, of which our portion of the loans is $55.6 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of December 31, 2025, our maximum potential amount of future payments on the guaranteed portion is $17.7 million. All loan payments under the participation program are current as of December 31, 2025.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of December 31, 2025, our maximum potential obligation related to the guarantees is $6.4 million.

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

Note 18.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)	2025	2024	2023

Cash flows from operating activities:
Net income	$559,335	$600,314	$446,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,450	56,530	47,415
Deferred income tax expense (benefit)	19,547	4,026	(1,002)
Lease amortization expense	7,333	7,377	6,177
Losses and impairments on investments	976	895	15,604
Loss on disposal and impairments of fixed assets	5,741	3,874	1,607
Net investment (income) loss	(4,385)	(874)	13,772
Receipt of donated equipment and other	(2,634)	—	—
(Decrease) increase in deferred compensation	(3,119)	2,677	6,143
Increase in receivables from affiliates	(28,529)	(81,722)	(100,401)
Increase in accrued investment income	(3,242)	(1,611)	(1,157)
Increase in pension asset	(29,380)	(34,516)	(101,250)
Decrease (increase) in prepaid expenses and other assets	22,345	(2,996)	7,729
(Decrease) increase in accounts payable and accrued expenses	(7,798)	(7,517)	7,237
Increase in commissions payable	17,011	54,600	53,681
Increase (decrease) in accrued agent incentive compensation	57,102	7,381	(27,089)
Increase in contract liability	6,904	2,811	6,678
Net cash provided by operating activities	$686,657	$611,249	$381,205

Note 19.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 10, "Postretirement Benefits" regarding the January 2026 pension contribution.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company's internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company's internal control over financial reporting was effective as of December 31, 2025.

/s/ Timothy G. NeCastro	/s/ Julie M. Pelkowski	/s/ Jorie L. Novacek
Timothy G. NeCastro	Julie M. Pelkowski	Jorie L. Novacek
President and	Executive Vice President	Senior Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 23, 2026	February 23, 2026	February 23, 2026

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2025 that has not already been filed in a Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Erie Indemnity Company

Opinion on Internal Control Over Financial Reporting

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Erie Indemnity Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
February 23, 2026

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts, Section 16(a) beneficial ownership reporting compliance, and insider trading policy is incorporated herein by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  We have previously filed a copy of the Code of Conduct as Exhibit 14.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2025. In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of the Code of Ethics for Senior Financial Officers as Exhibit 14.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2025. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2025	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Timothy G. NeCastro	65	President and Chief Executive Officer of the Company since August 2016; Director, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property & Casualty Company ("EPC").
Executive Vice Presidents:
Brian W. Bolash	60	Executive Vice President, Secretary and General Counsel since January 2022; Senior Vice President, Secretary and General Counsel, October 2018 through December 2021; Director, EFL, EIC, Flagship, ENY and EPC.

Cody W. Cook	44	Executive Vice President, Claims since January 2025; Senior Vice President, Claims, October 2020 through December 2024.

Sean D. Dugan	57	Executive Vice President, Human Resources and Corporate Services since January 2023; Senior Vice President, Human Resources, March 2020 through December 2022; Director, EFL, EIC, Flagship, ENY and EPC.

Julie M. Pelkowski	56	Executive Vice President and Chief Financial Officer since May 2023; Senior Vice President, Enterprise Office, March 2022 through April 2023; Senior Vice President and Controller, August 2016 through February 2022; Director, EFL, EIC, Flagship, ENY and EPC.

Sarah J. Shine	47
Executive Vice President, Experience & Customer Service since January 2025; Senior Vice President, Experience & Customer Service, May 2024 through December 2024; Senior Vice President, Commercial Products, August 2017 through April 2024.

Douglas E. Smith	51	Executive Vice President, Sales & Products since November 2016.

Parthasarathy Srinivasa	54	Executive Vice President and Chief Information Officer since joining the Company in April 2022. Prior to joining the Company: Senior Vice President and Chief Data and Insurance Information Officer Verisk Analytics, 2019 through April 2022.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14C to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Part II, Item 8. "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:
•Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•Consolidated Statements of Operations for the three years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Financial Position as of December 31, 2025 and 2024
•Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements

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

10.31
Third Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated October 1, 2025. Such exhibit is incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q that was filed with the Commission on October 30, 2025.

14.1	Code of Conduct. Such exhibit is incorporated by reference to Exhibit 14.1 to the Registrant's Form 8-K that was filed with the Commission on October 30, 2025.

14.2	Code of Ethics for CEO and Senior Financial Officers. Such exhibit is incorporated by reference to Exhibit 14.2 to the Registrant’s Form 8-K that was filed with the Commission on October 30, 2025.

19.1+	Policies with Respect to Securities Trades by Insiders.

23+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Policy on Recoupment of Officer Bonuses in Certain Situations.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates management compensatory plan, contract, or arrangement. + Filed herewith. ++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2026	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 23, 2026	/s/ Timothy G. NeCastro
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