Form 10-Q
period 2026-03-31
ERIE INDEMNITY CO
filed 2026-04-23
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at April 17, 2026.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at April 17, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Operating revenue
Management fee revenue - policy issuance and renewal services	$786,399	$755,049
Management fee revenue - administrative services	19,475	17,645
Administrative services reimbursement revenue	200,096	210,273
Service agreement revenue	5,941	6,432
Total operating revenue	1,011,911	989,399

Operating expenses
Cost of operations - policy issuance and renewal services	645,028	627,750
Cost of operations - administrative services	200,096	210,273
Total operating expenses	845,124	838,023
Operating income	166,787	151,376

Investment income
Net investment income	23,560	19,948
Net realized and unrealized investment (losses) gains	(765)	502
Net impairment losses recognized in earnings	(676)	(914)
Total investment income	22,119	19,536

Other income	1,420	3,834
Income before income taxes	190,326	174,746
Income tax expense	39,852	36,329
Net income	$150,474	$138,417

Net income per share
Class A common stock – basic	$3.23	$2.97
Class A common stock – diluted	$2.88	$2.65
Class B common stock – basic and diluted	$485	$446

Weighted average shares outstanding – Basic
Class A common stock	46,188,850	46,188,903
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,300,180	52,304,384
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$1.4625	$1.365
Class B common stock	$219.375	$204.75

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2026	2025
Net income	$150,474	$138,417

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(12,535)	5,778
Pension and other postretirement plans	309	(561)
Total other comprehensive (loss) income, net of tax	(12,226)	5,217
Comprehensive income	$138,248	$143,634

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $39,549 and $30,189, respectively)	$268,616	$345,874
Available-for-sale securities	53,995	33,902
Available-for-sale securities lent	870	3,436
Receivables from Erie Insurance Exchange and affiliates, net	743,236	735,589
Prepaid expenses and other current assets, net	79,713	66,061
Accrued investment income	14,469	14,311
Total current assets	1,160,899	1,199,173

Available-for-sale securities, net	1,296,154	1,286,566
Equity securities	67,889	70,624
Available-for-sale and equity securities lent	54,417	61,063
Fixed assets, net	579,649	571,476
Agent loans, net	102,436	93,953
Defined benefit pension plan	66,617	24,137
Other assets, net	48,617	48,489
Total assets	$3,376,678	$3,355,481

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$440,465	$425,320
Agent incentive compensation	58,393	132,560
Accounts payable and accrued liabilities	229,421	200,701
Dividends payable	68,109	68,109
Contract liability	47,432	47,561
Deferred executive compensation	6,466	9,400
Securities lending payable	49,621	61,936
Total current liabilities	899,907	945,587

Defined benefit pension plan	34,023	33,410
Contract liability	22,936	23,274
Deferred executive compensation	24,023	22,050
Deferred income taxes, net	19,982	24,788
Other long-term liabilities	22,286	22,998
Total liabilities	1,023,157	1,072,107

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,500	16,492
Accumulated other comprehensive loss	(64,247)	(52,021)
Retained earnings	3,545,188	3,462,823
Total contributed capital and retained earnings	3,499,611	3,429,464
Treasury stock, at cost; 22,110,132 shares held	(1,171,160)	(1,171,014)
Deferred compensation	25,070	24,924
Total shareholders’ equity	2,353,521	2,283,374
Total liabilities and shareholders’ equity	$3,376,678	$3,355,481

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2026 and 2025
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2025	$1,992	$178	$16,492	$(52,021)	$3,462,823	$(1,171,014)	$24,924	$2,283,374
Net income					150,474			150,474
Other comprehensive loss				(12,226)				(12,226)
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			8			0		8
Deferred compensation						(670)	670	0
Rabbi trust distribution (2)						524	(524)	0
Balance, March 31, 2026	$1,992	$178	$16,500	$(64,247)	$3,545,188	$(1,171,160)	$25,070	$2,353,521

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					138,417			138,417
Other comprehensive income				5,217				5,217
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			28			0		28
Deferred compensation						(869)	869	0
Rabbi trust distribution (2)						407	(407)	0
Balance, March 31, 2025	$1,992	$178	$16,494	$(42,374)	$3,237,151	$(1,169,536)	$23,446	$2,067,351

(1)Net purchases of treasury stock in 2026 and 2025 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to three incentive compensation deferral plan participants in 2026 and two in 2025.

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Management fee received	$802,892	$760,565
Administrative services reimbursements received	199,831	221,955
Service agreement revenue received	5,941	6,432
Net investment income received	22,837	19,326
Commissions paid to agents	(389,960)	(370,528)
Incentive compensation paid to agents	(134,249)	(79,017)
Salaries and wages paid	(76,066)	(79,844)
Pension contribution and employee benefits paid	(65,201)	(60,501)
General operating expenses paid	(69,161)	(81,938)
Administrative services expenses paid	(204,965)	(218,352)
Income taxes (paid) recovered	(7)	20
Net cash provided by operating activities	91,892	118,118

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(187,180)	(131,330)
Equity securities	(3,168)	(6,946)
Proceeds from investments:
Available-for-sale securities sales	106,790	34,721
Available-for-sale securities maturities/calls	39,998	34,278
Equity securities	4,239	11,646
Purchase of fixed assets	(37,414)	(29,674)
Loans to agents and others	(14,811)	(12,568)
Collections on agent and other loans	2,820	2,113
Net cash used in investing activities	(88,726)	(97,760)

Cash flows from financing activities
Dividends paid to shareholders	(68,109)	(63,569)
Net changes in cash collateral for securities lent	(12,315)	5,193
Net cash used in financing activities	(80,424)	(58,376)

Net decrease in cash, cash equivalents and restricted cash	(77,258)	(38,018)
Cash, cash equivalents and restricted cash, beginning of period	345,874	298,397
Cash, cash equivalents and restricted cash, end of period	$268,616	$260,379

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$1,549	$844
Operating lease assets obtained in exchange for lease liabilities	$738	$1,319

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

The policy issuance and renewal services we provide on behalf of the subscribers at the Exchange are related to the sales, underwriting, and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above. See Note 4, "Segment Information", for the significant expense categories related to providing these services. Included in expenses for these services are allocations of costs for departments that support these policy issuance and renewal functions.

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 23, 2026.

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

Recently adopted accounting standards
We adopted Accounting Standards Update ("ASU") 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", effective with the quarterly period ending March 31, 2026. We applied the guidance prospectively and elected the practical expedient, which allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets within the scope of "Revenue from Contracts with Customers (Topic 606)". The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three months ended March 31, 2026, we recognized revenue of $17.2 million that was included in the contract liability balance as of December 31, 2025. During the three months ended March 31, 2025, we recognized revenue of $15.4 million that was included in the contract liability balance as of December 31, 2024. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations for the three months ended March 31:

(in thousands)	2026	2025
Management fee revenue - policy issuance and renewal services	$786,399	$755,049

Management fee revenue - administrative services	19,475	17,645
Administrative services reimbursement revenue	200,096	210,273
Total revenue from administrative services	$219,571	$227,918

Note 4. Segment Information

We have one reportable segment: management operations. All segment revenue is derived in the United States, the majority of which is from the subscriber’s agreement between us and the subscribers (policyholders) at the Exchange, our sole customer, as further described in Note 3, "Revenue". Our chief operating decision maker ("CODM") is our Executive Council, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer, executive vice presidents and certain senior vice presidents reporting directly to the CEO as applicable. The CODM evaluates performance and decides how to allocate resources for the management operations segment based on net income, as reported in our Consolidated Statements of Operations. Net income is used to monitor budget versus actual results. Total assets as reported in our Consolidated Statements of Financial Position, all of which are located in the United States, are reviewed by the CODM for purposes of decision making. The accounting policies of our management operations segment are the same as those described in Note 2, "Significant Accounting Policies, of Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 23, 2026.

Beginning in the first quarter of 2026, the significant segment expense categories included in the financial information regularly provided to the CODM were revised to align with the current manner in which the CODM reviews expenses in evaluating performance and allocating resources. Prior-period segment expense disclosures have been recast to conform to the current period presentation. This change did not affect our determination that we have one reportable segment and did not affect the measure of net income.

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM, and net income for the three months ended March 31:

(in thousands)	2026	2025
Management fee revenue	$805,874	$772,694
Administrative services reimbursement revenue	200,096	210,273
Service agreement revenue	5,941	6,432
Total operating revenue	1,011,911	989,399

Commissions	464,856	436,860
Personnel costs (1)	92,063	89,989
Sales and advertising (1)	4,905	6,952
Acquisition and underwriting support costs (1)	24,124	26,003
Technology infrastructure costs (1)	25,803	26,071
Professional fees (1)	19,321	26,276
Administrative and other (1)	13,956	15,599
Cost of operations - policy issuance and renewal services	645,028	627,750
Cost of operations - administrative services	200,096	210,273
Total operating expenses (2)	845,124	838,023
Operating income	166,787	151,376

Total investment income	22,119	19,536
Other income	1,420	3,834
Income tax expense	39,852	36,329
Net income	$150,474	$138,417

(1)    2025 amounts have been recast to conform to current period presentation.
(2)    Management operations segment depreciation and amortization expense included primarily in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $20.0 million and $15.8 million for the three months ended March 31, 2026 and 2025, respectively. The Exchange and its insurance subsidiaries reimbursed us approximately 32% and 29% in the three months ended March 31, 2026 and 2025, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock for the three months ended March 31:

	2026			2025
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$149,242	46,188,850	$3.23	$137,284	46,188,903	$2.97
Dilutive effect of stock-based awards	0	10,530	—	0	14,681	—
Assumed conversion of Class B shares	1,232	6,100,800	—	1,133	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$150,474	52,300,180	$2.88	$138,417	52,304,384	$2.65
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1,232	2,542	$485	$1,133	2,542	$446

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of March 31, 2026, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$861,267	$1,483	$856,026	$3,758
Collateralized debt obligations	135,395	0	135,395	0
Commercial mortgage-backed securities	144,118	0	121,417	22,701
Residential mortgage-backed securities	199,063	0	198,156	907
Other debt securities	35,820	0	35,820	0
U.S. Treasury	11,484	0	11,484	0
Total available-for-sale securities (1)	1,387,147	1,483	1,358,298	27,366
Equity securities:
Financial services sector	69,073	2,035	61,376	5,662
Utilities sector	3,662	0	3,662	0
Energy sector	3,011	0	3,011	0
Consumer sector	5,546	0	2,379	3,167
Technology sector	3,470	0	0	3,470
Communications sector	1,416	0	1,416	0
Total equity securities (2)	86,178	2,035	71,844	12,299
Total	$1,473,325	$3,518	$1,430,142	$39,665

(1)This includes $37.0 million of securities lent under a securities lending agreement.
(2)This includes $18.3 million of securities lent under a securities lending agreement.

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$844,479	$998	$839,542	$3,939
Collateralized debt obligations	133,267	0	133,267	0
Commercial mortgage-backed securities	140,541	0	117,520	23,021
Residential mortgage-backed securities	187,226	0	186,432	794
Other debt securities	35,152	0	35,152	0
U.S. Treasury	24,163	0	24,163	0
Total available-for-sale securities (1)	1,364,828	998	1,336,076	27,754
Equity securities:
Financial services sector	74,614	2,593	66,350	5,671
Utilities sector	3,696	0	3,696	0
Energy sector	2,713	0	2,713	0
Consumer sector	5,563	0	2,393	3,170
Technology sector	3,224	0	0	3,224
Communications sector	953	0	953	0
Total equity securities (2)	90,763	2,593	76,105	12,065
Total	$1,455,591	$3,591	$1,412,181	$39,819

(1)     This includes $44.4 million of securities lent under a securities lending agreement.
(2)    This includes $20.1 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2026 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2026
Available-for-sale securities:
Corporate debt securities	$3,939	$13	$(139)	$802	$(701)	$811	$(967)	$3,758
Commercial mortgage-backed securities	23,021	(384)	(140)	0	(202)	7,522	(7,116)	22,701
Residential mortgage-backed securities	794	1	(11)	0	(15)	138	0	907
Total available-for-sale securities	27,754	(370)	(290)	802	(918)	8,471	(8,083)	27,366
Equity securities	12,065	78	—	150	0	6	0	12,299
Total Level 3 securities	$39,819	$(292)	$(290)	$952	$(918)	$8,477	$(8,083)	$39,665

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at March 31, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$18	$(54)	$2,117	$(575)	$1,099	$(2,843)	$6,030
Collateralized debt obligations	0	0	(5)	700	0	0	0	695
Commercial mortgage-backed securities	24,089	(382)	300	0	(1,289)	1,353	(14,942)	9,129
Residential mortgage-backed securities	0	0	0	0	0	923	0	923
Total available-for-sale securities	30,357	(364)	241	2,817	(1,864)	3,375	(17,785)	16,777
Equity securities	6,974	655	—	1,000	0	18	0	8,647
Total Level 3 securities	$37,331	$291	$241	$3,817	$(1,864)	$3,393	$(17,785)	$25,424
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

	March 31, 2026		December 31, 2025
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$120,524	$116,073	$109,331	$113,850
Other loans receivable, net (2)	16,126	16,069	15,491	12,509
Held-to-maturity securities, net (3)	4,833	4,748	4,833	4,863
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	March 31, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$864,414	$6,444	$9,591	$861,267
Collateralized debt obligations	135,831	99	535	135,395
Commercial mortgage-backed securities	144,079	1,934	1,895	144,118
Residential mortgage-backed securities	209,697	588	11,222	199,063
Other debt securities	35,908	271	359	35,820
U.S. Treasury	11,575	11	102	11,484
Total available-for-sale securities, net (1)	1,401,504	9,347	23,704	1,387,147
Held-to-maturity securities - states & political subdivisions	4,833	0	85	4,748
Total fixed maturity securities, net	$1,406,337	$9,347	$23,789	$1,391,895
(1)This includes an estimated fair value of $37.0 million of securities lent under a securities lending agreement.

	December 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$834,885	$12,779	$3,185	$844,479
Collateralized debt obligations	133,224	207	164	133,267
Commercial mortgage-backed securities	139,516	2,808	1,783	140,541
Residential mortgage-backed securities	196,624	982	10,380	187,226
Other debt securities	34,863	543	254	35,152
U.S. Treasury	24,116	106	59	24,163
Total available-for-sale securities, net (1)	1,363,228	17,425	15,825	1,364,828
Held-to-maturity securities - states & political subdivisions	4,833	30	0	4,863
Total fixed maturity securities, net	$1,368,061	$17,455	$15,825	$1,369,691
(1)This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of our fixed maturity securities at March 31, 2026 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$54,888	$54,861
Due after one year through five years	588,721	588,118
Due after five years through ten years	205,037	203,455
Due after ten years	552,858	540,713
Total available-for-sale securities, net (1) (2)	1,401,504	1,387,147
Held-to-maturity securities - due after ten years	4,833	4,748
Total fixed maturity securities, net	$1,406,337	$1,391,895
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at March 31, 2026.
(2)This includes an estimated fair value of $37.0 million of securities lent under a securities lending agreement.

The below securities have been evaluated for credit impairment using criteria described within Note 2, "Significant Accounting Policies, of Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 23, 2026. The gross unrealized losses are primarily attributable to changes in interest rates and are not deemed to be credit-related. We do not have the intent to sell these securities and it is more likely than not that we would not be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$404,232	$7,025	$37,403	$2,566	$441,635	$9,591	842
Collateralized debt obligations	89,699	483	3,395	52	93,094	535	128
Commercial mortgage-backed securities	43,321	275	16,736	1,620	60,057	1,895	94
Residential mortgage-backed securities	86,494	848	78,346	10,374	164,840	11,222	176
Other debt securities	14,420	118	3,457	241	17,877	359	40
U.S. Treasury	7,772	102	0	0	7,772	102	2
Total available-for-sale securities	$645,938	$8,851	$139,337	$14,853	$785,275	$23,704	1,282
Quality breakdown of available-for-sale securities:
Investment grade	$533,288	$4,779	$123,311	$12,799	$656,599	$17,578	642
Non-investment grade	112,650	4,072	16,026	2,054	128,676	6,126	640
Total available-for-sale securities	$645,938	$8,851	$139,337	$14,853	$785,275	$23,704	1,282

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$72,699	$1,555	$41,040	$1,630	$113,739	$3,185	418
Collateralized debt obligations	57,917	120	3,909	44	61,826	164	83
Commercial mortgage-backed securities	16,103	59	19,956	1,724	36,059	1,783	70
Residential mortgage-backed securities	17,675	27	92,019	10,353	109,694	10,380	146
Other debt securities	3,936	39	3,655	215	7,591	254	27
U.S. Treasury	13,296	59	0	0	13,296	59	3
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747
Quality breakdown of available-for-sale securities:
Investment grade	$144,472	$433	$144,604	$12,773	$289,076	$13,206	371
Non-investment grade	37,154	1,426	15,975	1,193	53,129	2,619	376
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments for the three months ended March 31:

	2026
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$902	$2,167	$15,101	$1,680
Provision and recoveries	275	0	256	199
Sales/collections and write-offs	(148)	0	0	0
Balance, end of period	$1,029	$2,167	$15,357	$1,879

	2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	365	0	394	164
Sales/collections and write-offs	(52)	0	0	0
Balance, end of period	$826	$2,167	$12,592	$1,476

Net investment income
Investment income, net of expenses, was generated from the following portfolios for the three months ended March 31:

(in thousands)	2026	2025
Available-for-sale securities	$17,232	$13,283
Equity securities	1,307	1,164
Limited partnerships (1)	732	1,072
Agent loans	1,904	1,444
Cash equivalents and other	2,763	3,387
Total investment income	23,938	20,350
Less: investment expenses	378	402
Net investment income	$23,560	$19,948
(1)Limited partnership income includes both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets, net" in the Consolidated Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment (losses) gains
Realized and unrealized gains (losses) on investments were as follows for the three months ended March 31:

(in thousands)	2026	2025
Available-for-sale securities:
Gross realized gains	$1,021	$349
Gross realized losses	(872)	(611)
Net realized gains (losses) on available-for-sale securities	149	(262)
Equity securities	(914)	759
Miscellaneous	0	5
Net realized and unrealized investment (losses) gains	$(765)	$502

The portion of net unrealized (losses) gains recognized during the reporting period related to equity securities held at the reporting date is calculated as follows for the three months ended March 31:

(in thousands)	2026	2025
Equity securities:
Net (losses) gains recognized during the period	$(914)	$759
Less: net (losses) gains recognized on securities sold	(32)	101
Net unrealized (losses) gains recognized on securities held at reporting date	$(882)	$658

Net impairment (losses) recoveries recognized in earnings
Impairments on investments were as follows for the three months ended March 31:

(in thousands)	2026	2025
Available-for-sale securities:
Intent to sell	$10	$0
Credit impaired	(275)	(365)
Total available-for-sale securities	(265)	(365)
Expected credit losses:
Agent loans	(199)	(164)
Other loans receivable	(212)	(385)
Net impairment losses recognized in earnings	$(676)	$(914)

Securities lending transactions
As of March 31, 2026, the estimated fair value of loaned securities was $55.3 million, consisting of $37.0 million of available- for-sale securities and $18.3 million of equity securities. As of December 31, 2025, the estimated fair value of loaned securities was $64.5 million consisting of $44.4 million of available-for-sale securities and $20.1 million of equity securities. Cash collateral received in connection with these securities lending transactions totaled $49.6 million and $61.9 million as of March 31, 2026 and December 31, 2025 respectively. The cash collateral was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statements of Financial Position. We also received $8.9 million and $4.5 million of non-cash collateral as of March 31, 2026 and December 31, 2025, respectively, which we are not permitted to sell or repledge. There were no securities lending transactions outstanding with contractual maturities extending beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of March 31, 2026, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of March 31, 2026. Investments with a fair value of $110.6 million were pledged as collateral on the line of credit at March 31, 2026. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of March 31, 2026. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at March 31, 2026.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan cost for employees in departments that support the administrative functions. For the three months ended March 31, 2026, the Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the annual defined benefit pension cost and 33% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $47 million contribution in January 2026. The funded pension plan is presented separately from the unfunded plan as a non-current asset on the Consolidated Statements of Financial Position.

Pension plan cost includes the following components for the three months ended March 31:

(in thousands)	2026	2025
Service cost for benefits earned	$9,590	$8,862
Interest cost on benefit obligation	15,514	14,675
Expected return on plan assets	(19,889)	(20,069)
Prior service cost amortization	458	422
Net actuarial gain amortization	(67)	(654)
Settlement gain (1)	—	(477)
Pension plan cost (2)	$5,606	$2,759
(1)Settlement accounting was required due to lump sum payments made under the SERP to former officers in 2025.
(2)Pension plan cost represents total plan cost before reimbursements between Indemnity and the Exchange and its insurance subsidiaries. The components of pension plan cost other than the service cost components are included in the line item "Other income" in the Consolidated Statements of Operations, net of reimbursements between Indemnity and the Exchange and its insurance subsidiaries.

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended March 31, 2026 and 2025, our effective tax rate was 20.9% and 20.8%, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2026 and the year ended December 31, 2025. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2026 and the year ended December 31, 2025. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2026.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows for the three months ended March 31:

	2026			2025
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$1,508	$316	$1,192	$(22,442)	$(4,714)	$(17,728)
OCI (loss) before reclassifications	(15,982)	(3,356)	(12,626)	6,687	1,404	5,283
Realized investment (gains) losses	(149)	(31)	(118)	262	55	207
Impairment losses	265	56	209	365	77	288
OCI (loss)	(15,866)	(3,331)	(12,535)	7,314	1,536	5,778
AOCI (loss), end of period	$(14,358)	$(3,015)	$(11,343)	$(15,128)	$(3,178)	$(11,950)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(67,359)	$(14,146)	$(53,213)	$(37,802)	$(7,939)	$(29,863)
Amortization of prior service costs	458	96	362	422	89	333
Amortization of net actuarial gain	(67)	(14)	(53)	(654)	(137)	(517)
Settlement gain	—	—	—	(477)	(100)	(377)
OCI (loss)	391	82	309	(709)	(148)	(561)
AOCI (loss), end of period	$(66,968)	$(14,064)	$(52,904)	$(38,511)	$(8,087)	$(30,424)

Total
AOCI (loss), beginning of period	$(65,851)	$(13,830)	$(52,021)	$(60,244)	$(12,653)	$(47,591)
Investment securities	(15,866)	(3,331)	(12,535)	7,314	1,536	5,778
Pension and other postretirement plans	391	82	309	(709)	(148)	(561)
OCI (loss)	(15,475)	(3,249)	(12,226)	6,605	1,388	5,217
AOCI (loss), end of period	$(81,326)	$(17,079)	$(64,247)	$(53,639)	$(11,265)	$(42,374)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $743.2 million and $735.6 million at March 31, 2026 and December 31, 2025, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans and guarantees that could be funded by us through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed through this program. As of March 31, 2026, our portion of the outstanding loans executed under this agreement is $68.8 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of March 31, 2026, our maximum potential amount of future payments on the guaranteed portion is $24.3 million. All loan payments under the participation program are current as of March 31, 2026.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of March 31, 2026, our maximum potential obligation related to guarantees is $6.3 million.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2025, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2026.

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

RECENT ACCOUNTING STANDARDS

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" contained within this report for a discussion of recently adopted and issued accounting standards, and the impact on our consolidated financial statements if known.

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

Our earnings are primarily driven by the management fee revenue generated for the services we provide on behalf of the subscribers at the Exchange. The policy issuance and renewal services we provide are related to the sales, underwriting, and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as incentive compensation, which is earned by achieving targeted measures. Agent compensation generally comprises approximately two-thirds of our policy issuance and renewal expenses. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above. See Part I, Item 1. "Financial Statements - Note 4, Segment Information, of Notes to Consolidated Financial Statements" contained within this report for the significant expense categories related to providing these services. Included in expenses for these services are allocations of costs for departments that support these policy issuance and renewal functions.

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

Information security incident
In 2025, we experienced an information security incident that has been remediated and did not have a material impact on our consolidated financial condition, results of operations, or cash flows. As of March 31, 2026, we continue to pursue recovery of a portion of lost income due to business interruption and related expenses from our cybersecurity insurance policy.

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2026	2025	% Change
	(Unaudited)
Operating income	$166,787	$151,376	10.2%
Total investment income	22,119	19,536	13.2
Other income	1,420	3,834	(63.0)
Income before income taxes	190,326	174,746	8.9
Income tax expense	39,852	36,329	9.7
Net income	$150,474	$138,417	8.7%
Net income per share – diluted	$2.88	$2.65	8.7%

Operating income increased in the first quarter of 2026, compared to the same period in 2025, as growth in operating revenue outpaced the growth in operating expenses. Management fee revenue for policy issuance and renewal services increased 4.2% to $786.4 million in the first quarter of 2026. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2026 and 2025. The direct and affiliated assumed premiums written by the Exchange increased 3.6% to $3.2 billion in the first quarter of 2026, compared to the same period in 2025.

Cost of operations for policy issuance and renewal services increased 2.8% to $645.0 million in the first quarter of 2026, compared to the same period in 2025, primarily due to increased agent incentive compensation due to improved profitability and higher scheduled commissions driven by direct and affiliated assumed written premium growth, partially offset by lower professional fees and decreased survey and underwriting report costs.

Management fee revenue for administrative services increased 10.4% to $19.5 million in the first quarter of 2026, compared to the same period in 2025. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $200.1 million in the first quarter of 2026, but had no net impact on operating income.

Total investment income increased $2.6 million in the first quarter of 2026 compared to the same period in 2025, primarily due to an increase in net investment income, partially offset by an increase in realized and unrealized investment losses.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation, supply chain disruptions, or changes in tariff policies could impact the Exchange's operations and our management fees. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. For a discussion of the potential impacts to our operations or those of the Exchange, see Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

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

The management fee is calculated by multiplying all direct and affiliated assumed premiums written by the Exchange by the management fee rate, which is set by our Board of Directors at least annually.  The management fee rate was set at 25% for both 2026 and 2025.  Changes in the management fee rate can affect our revenue and net income significantly. The transaction price, including management fee revenue and administrative services reimbursement revenue, includes variable consideration and is allocated based on the estimated standalone selling prices developed using industry information and other available information for similar services. We update the transaction price and the related allocation at least annually based upon the most recent information available or more frequently if there have been significant changes in any components considered in the transaction price. Our current transaction price allocation review resulted in a minor change in the allocation between the two performance obligations in 2026 compared to 2025, which did not have a material impact on our consolidated financial statements.

The following table presents the allocation and disaggregation of revenue for our two performance obligations for the three months ended March 31:

(dollars in thousands)	2026	2025	% Change
	(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,232,426	$3,120,674	3.6%
Management fee rate	24.41%	24.37%
Management fee revenue	789,035	760,508	3.8
Change in estimate for management fee returned on cancelled policies (1)	(2,636)	(5,459)	51.7
Management fee revenue - policy issuance and renewal services	$786,399	$755,049	4.2%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,232,426	$3,120,674	3.6%
Management fee rate	0.59%	0.63%
Management fee revenue	19,071	19,660	(3.0)
Change in contract liability (2)	535	(1,968)	NM
Change in estimate for management fee returned on cancelled policies (1)	(131)	(47)	NM
Management fee revenue - administrative services	19,475	17,645	10.4
Administrative services reimbursement revenue	200,096	210,273	(4.8)
Total revenue from administrative services	$219,571	$227,918	(3.7)%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.6% to $3.2 billion in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by increased homeowners, commercial multi-peril and commercial auto premiums written.  The year-over-year average premium per policy for all lines of business increased 8.1% at March 31, 2026 compared to 13.2% at March 31, 2025. Year-over-year policies in force for all lines of business decreased 1.7% in the first quarter of 2026 compared to an increase 3.2% in the first quarter of 2025.

Premiums generated from new business decreased 9.5% to $345 million in the first quarter of 2026 compared to the same period in 2025, primarily driven by decreased premiums written in the commercial multi-peril and personal auto lines. Contributing to this change was a 10.4% decrease in new business policies written, partially offset by a 4.5% increase in year-over-year average premium per policy on new business at March 31, 2026.

Premiums generated from renewal business increased 5.4% to $2.9 billion in the first quarter of 2026 compared to the first quarter of 2025 resulting from an increase of 8.7% in year-over-year average premium per policy at March 31, 2026, as well as an increase in year-over-year policies in force of 1.0% in the first quarter of 2026.

Personal lines – Total personal lines premiums written increased 2.1% to $2.2 billion in the first quarter of 2026, compared to the first quarter of 2025, driven by a 7.7% increase in total personal lines year-over-year average premium per policy, partially offset by a 2.2% decrease in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 6.8% to $1.0 billion in the first quarter of 2026, compared to the first quarter of 2025, driven by a 6.4% increase in total commercial lines year-over-year average premium per policy and a 2.1% increase in total commercial lines policies in force.

Future trends-premium revenue – The Exchange plans to continue its efforts to grow premiums and improve its competitive position in the marketplace. Expanding the size of its agency force through a careful agency selection and monitoring process and increased market penetration in our existing operating territories is expected to contribute to future growth .

Premium levels impacted by changes in policies in force and rate actions affect the profitability of the Exchange and have a direct bearing on our management fee revenue. Future rate actions could be impacted by potential changes in regulation, inflationary trends, geopolitical factors, and tariff policies, among others. As the Exchange writes policies almost exclusively with annual terms, premium rate actions take 12 months to be fully recognized in written premiums, or longer for policies with a rate locking feature. See also Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

Policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
	(Unaudited)
Management fee revenue - policy issuance and renewal services	$786,399	$755,049	4.2%
Service agreement revenue	5,941	6,432	(7.6)
	792,340	761,481	4.1
Cost of operations - policy issuance and renewal services	645,028	627,750	2.8
Operating income - policy issuance and renewal services	$147,312	$133,731	10.2%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.41% and 24.37% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2026 and 2025, respectively.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
	(Unaudited)
Commissions:
Total commissions	$464,856	$436,860	6.4%
Non-commission expense:
Personnel costs (1)	$92,063	$89,989	2.3%
Sales and advertising (1)	4,905	6,952	(29.5)
Acquisition and underwriting support costs (1)	24,124	26,003	(7.2)
Technology infrastructure costs (1)	25,803	26,071	(1.0)
Professional fees (1)	19,321	26,276	(26.5)
Administrative and other (1)	13,956	15,599	(10.5)
Total non-commission expense	180,172	190,890	(5.6)
Total cost of operations - policy issuance and renewal services	$645,028	$627,750	2.8%
(1) 2025 amounts have been recast to conform to current period presentation. See Part I, Item 1. "Financial Statements - Note 4, Segment Information, of Notes to Consolidated Financial Statements" contained within this report for additional information on the revised expense categories.

Commissions – Commissions increased $28.0 million in the first quarter of 2026, compared to the same period in 2025, primarily driven by an increase in agent incentive compensation. The estimated agent incentive payouts at March 31, 2026 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2026. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2026 compared to the three-year period ended 2025. Commission expense is also impacted by the growth in direct and affiliated assumed written premium.

Non-commission expense – Non-commission expense decreased $10.7 million in the first quarter of 2026 compared to the first quarter of 2025. Personnel costs increased $2.1 million, primarily driven by higher pension costs and increased compensation. Sales and advertising decreased $2.0 million primarily due to a decrease in advertising costs and community development initiative costs. Acquisition and underwriting support costs decreased $1.9 million primarily due to lower underwriting report costs. Professional fees decreased $7.0 million primarily due to reduced use of third-party services related to technology initiatives. Administrative and other costs decreased $1.6 million primarily due to lower charitable contributions related to the transition of charitable giving through the Erie Insurance Foundation, partially offset by an increase in credit card processing fees.

Administrative services

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
	(Unaudited)
Management fee revenue - administrative services	$19,475	$17,645	10.4%
Administrative services reimbursement revenue	200,096	210,273	(4.8)
Total revenue allocated to administrative services	219,571	227,918	(3.7)
Administrative services expenses
Claims handling services	175,024	185,999	(5.9)
Investment management services	7,418	7,733	(4.1)
Life management services	17,654	16,541	6.7
Operating income - administrative services	$19,475	$17,645	10.4%

Administrative services
The management fee revenue allocated to administrative services was 0.59% and 0.63% of the direct and affiliated assumed premiums written by the Exchange for the three month periods ended March 31, 2026 and 2025, respectively. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows for the three months ended March 31:

	2026	2025	% Change
(dollars in thousands)	(Unaudited)
Net investment income	$23,560	$19,948	18.1%
Net realized and unrealized investment (losses) gains	(765)	502	NM
Net impairment losses recognized in earnings	(676)	(914)	26.0
Total investment income	$22,119	$19,536	13.2%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $3.6 million in the first quarter of 2026 compared to the same period in 2025, primarily due to an increase in bond income driven by higher average holdings and yields.

Net realized and unrealized investment (losses) gains
A breakdown of our net realized and unrealized investment gains (losses) is as follows for the three months ended March 31:

(in thousands)	2026	2025
Securities sold:	(Unaudited)
Available-for-sale securities	$149	$(262)
Equity securities	(32)	101
Change in fair value on remaining equity securities	(882)	658
Miscellaneous	0	5
Net realized and unrealized investment (losses) gains	$(765)	$502

Net impairment losses recognized in earnings
Net impairment losses during the first quarter of 2026 and 2025 included current expected credit losses on other loans receivable and agent loans as well as credit-related impairments on available-for-sale securities.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by AM Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty insurance subsidiaries are rated A "Excellent". See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026 for a discussion of the Exchange's financial strength rating.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 3.6% to $3.2 billion in the first three months of 2026 compared to the same period in 2025. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.1 billion at both March 31, 2026 and December 31, 2025. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio continues to be high at 88.0% at March 31, 2026 and 88.4% at December 31, 2025.

We have prepared our consolidated financial statements considering the financial strength of the Exchange based on its AM Best rating and strong level of surplus. See Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026 for possible outcomes that could impact that determination.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	March 31, 2026	% to total	December 31, 2025	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,387,147	85%	$1,364,828	85%
Equity securities (2)	86,178	5	90,763	6
Agent loans (3)	120,524	8	109,331	7
Other investments (4)	38,753	2	37,342	2
Total investments	$1,632,602	100%	$1,602,264	100%
(1)This includes $37.0 million and $44.4 million of securities lent under a securities lending agreement as of March 31, 2026 and December 31, 2025, respectively.
(2)This includes $18.3 million and $20.1 million of securities lent under a securities lending agreement as of March 31, 2026 and December 31, 2025, respectively..
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

Available-for-sale securities
Under our investment strategy, we maintain an available-for-sale security portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule. Our available-for-sale security portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $11.3 million at March 31, 2026, compared to unrealized gains of $1.3 million at December 31, 2025.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	March 31, 2026 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$2,532	$4,868	$7,532	$14,932
Communications	0	0	13,523	7,674	20,374	41,571
Consumer	0	10,959	50,126	80,326	55,039	196,450
Diversified	0	0	0	1,036	1,449	2,485
Energy	0	901	6,617	45,453	18,729	71,700
Financial	0	0	131,822	171,656	23,912	327,390
Industrial	0	1,008	19,007	29,060	43,547	92,622
Structured securities (2)	218,707	241,672	24,089	18,676	1,318	504,462
Technology	1,988	0	2,298	12,983	14,706	31,975
U.S. Treasury	0	11,484	0	0	0	11,484
Utilities	0	0	13,860	57,301	20,915	92,076
Total	$220,695	$266,024	$263,874	$429,033	$207,521	$1,387,147
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

The following table presents an analysis of the fair value of our equity securities by sector as of:

(in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Financial services	$69,073	$74,614
Utilities	3,662	3,696
Energy	3,011	2,713
Consumer	5,546	5,563
Technology	3,470	3,224
Communications	1,416	953
Total	$86,178	$90,763

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary, and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the first quarter of 2026, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in "Operating Overview" contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 9, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for the funding policy and related contribution for our defined benefit pension plan. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants, and capital availability.

We maintain relationships and cash balances at diversified and well-capitalized financial institutions and have established processes to monitor them. We believe that our current cash, cash equivalents and marketable securities, and cash generated from operations will be sufficient to meet our current and future cash requirements.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the three months ended March 31:

(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$91,892	$118,118
Net cash used in investing activities	(88,726)	(97,760)
Net cash used in financing activities	(80,424)	(58,376)
Net decrease in cash, cash equivalents and restricted cash	$(77,258)	$(38,018)

Net cash provided by operating activities was $91.9 million in the first three months of 2026, compared to $118.1 million for the same period in 2025. Decreased cash from operating activities was primarily due to an increase in incentive compensation paid to agents of $55.2 million from improved underwriting profitability and cash paid for agent commissions of $19.4 million driven by growth in direct and affiliated assumed premiums written by the Exchange. This was partially offset by an increase in management fees received of $42.3 million driven by premium growth.

Net cash used in investing activities was $88.7 million in the first three months of 2026, compared to $97.8 million for the same period in 2025. The decrease in cash used in investing activities was primarily due to an increase in proceeds, net of purchases, from sales and maturities/calls of available-for-sale securities of $21.9 million, partially offset by an increase in fixed asset purchases of $7.7 million mostly related to software and home office renovations.

Net cash used in financing activities was $80.4 million in the first three months of 2026, compared to $58.4 million for the same period in 2025. Increased cash used in financing activities was primarily due to the release of cash collateral resulting from lower securities lending activity under our securities lending program.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $228.5 million at March 31, 2026, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds, which totaled approximately $1.1 billion at March 31, 2026.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" contained within this report for additional information related to our bank revolving line of credit.

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

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the consolidated financial statements.  The most significant estimates relate to investment valuation and the retirement benefit plan for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2025 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2026.  See Part I, Item 1. "Financial Statements - Note 6, Fair Value, of Notes to Consolidated Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices and other risk exposures for the year ended December 31, 2025 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2026.

The uncertain tariff, inflationary and interest rate environment, ongoing geopolitical risks and a potential economic slowdown may create future volatility; however, there have been no material impacts on our portfolio during the three months ended March 31, 2026. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 14, 2025, the Third Circuit issued an Opinion and concluded that “the District Court abused its discretion in granting Indemnity’s motion for preliminary injunction.” The Court determined that the Complaint in Stephenson only sought to challenge the management fee established in December 2019 and 2020. The Court went on to conclude that the issues were not litigated in either Ritz or Beltz and, therefore, the Stephenson plaintiffs were not precluded from challenging the management fee for those years. On October 28, 2025, Indemnity filed a Petition for Reargument before the Court en banc. On November 12, 2025, the Third Circuit denied the Petition for Reargument. On January 12, 2026, Indemnity filed a Petition for Writ of Certiorari with the United States Supreme Court. On March 23, 2026, the United States Supreme Court denied the Petition for Writ of Certiorari. The matter will now be remanded to the Court of Common Pleas of Allegheny County for further proceedings.

Indemnity intends to vigorously defend against all allegations and requests for relief sought by plaintiffs.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 14, Commitment and Contingencies, of Notes to Consolidated Financial Statements" contained within this report.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

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

The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending March 31, 2026:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

January 1-31, 2026 (1)	5,938	$279.57	—	$17,754
February 1-28, 2026 (2)	476	273.84	—	17,754
March 1-31, 2026 (3)	1,334	245.71	—	17,754
Total	7,748	273.38	—

(1) Represents shares purchased on the open market for stock-based awards in conjunction with our equity compensation plan.
(2) Represents shares purchased on the open market to fund the rabbi trust for the outside director deferred stock compensation plan.
(3) Represents shares purchased on the open market to fund the rabbi trust for the incentive compensation deferral plan.

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

Erie Indemnity Company
(Registrant)

Date:	April 23, 2026	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO