Form 10-Q
period 2026-06-30
ERIE INDEMNITY CO
filed 2026-07-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at July 24, 2026.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at July 24, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating revenue
Management fee revenue - policy issuance and renewal services	$862,879	$823,853	$1,649,278	$1,578,902
Management fee revenue - administrative services	19,619	18,296	39,094	35,941
Administrative services reimbursement revenue	201,554	212,644	401,650	422,917
Service agreement revenue	5,744	5,304	11,685	11,736
Total operating revenue	1,089,796	1,060,097	2,101,707	2,049,496

Operating expenses
Cost of operations - policy issuance and renewal services	684,119	648,280	1,329,147	1,276,030
Cost of operations - administrative services	201,554	212,644	401,650	422,917
Total operating expenses	885,673	860,924	1,730,797	1,698,947
Operating income	204,123	199,173	370,910	350,549

Investment income
Net investment income	22,587	20,030	46,147	39,978
Net realized and unrealized investment gains (losses)	557	479	(208)	981
Net impairment losses recognized in earnings	(591)	(909)	(1,267)	(1,823)
Total investment income	22,553	19,600	44,672	39,136

Other income	1,401	1,974	2,821	5,808
Income before income taxes	228,077	220,747	418,403	395,493
Income tax expense	47,783	46,062	87,635	82,391
Net income	$180,294	$174,685	$330,768	$313,102

Net income per share
Class A common stock – basic	$3.87	$3.75	$7.10	$6.72
Class A common stock – diluted	$3.45	$3.34	$6.32	$5.99
Class B common stock – basic and diluted	$581	$563	$1,065	$1,008

Weighted average shares outstanding – Basic
Class A common stock	46,189,033	46,189,063	46,188,942	46,188,984
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,298,697	52,304,407	52,299,440	52,304,397
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.4625	$1.365	$2.925	$2.73
Class B common stock	$219.375	$204.75	$438.75	$409.50

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$180,294	$174,685	$330,768	$313,102

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	1,092	6,261	(11,443)	12,039
Pension and other postretirement plans	308	(183)	617	(744)
Total other comprehensive income (loss), net of tax	1,400	6,078	(10,826)	11,295
Comprehensive income	$181,694	$180,763	$319,942	$324,397

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $39,608 and $30,189, respectively)	$282,902	$345,874
Available-for-sale securities	61,715	33,902
Available-for-sale securities lent	1,973	3,436
Receivables from Erie Insurance Exchange and affiliates, net	753,245	735,589
Prepaid expenses and other current assets, net	92,533	66,061
Accrued investment income	14,194	14,311
Total current assets	1,206,562	1,199,173

Available-for-sale securities, net	1,327,084	1,286,566
Equity securities	150,516	70,624
Available-for-sale and equity securities lent	67,939	61,063
Fixed assets, net	593,365	571,476
Agent loans, net	100,680	93,953
Defined benefit pension plan	62,096	24,137
Other assets, net	48,774	48,489
Total assets	$3,557,016	$3,355,481

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$457,211	$425,320
Agent incentive compensation	116,570	132,560
Accounts payable and accrued liabilities	205,760	200,701
Dividends payable	68,109	68,109
Contract liability	48,457	47,561
Deferred executive compensation	9,154	9,400
Securities lending payable	63,157	61,936
Total current liabilities	968,418	945,587

Defined benefit pension plan	34,703	33,410
Contract liability	23,148	23,274
Deferred executive compensation	21,018	22,050
Deferred income taxes, net	19,085	24,788
Other long-term liabilities	23,538	22,998
Total liabilities	1,089,910	1,072,107

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,500	16,492
Accumulated other comprehensive loss	(62,847)	(52,021)
Retained earnings	3,657,373	3,462,823
Total contributed capital and retained earnings	3,613,196	3,429,464
Treasury stock, at cost; 22,110,132 shares held	(1,170,957)	(1,171,014)
Deferred compensation	24,867	24,924
Total shareholders’ equity	2,467,106	2,283,374
Total liabilities and shareholders’ equity	$3,557,016	$3,355,481

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and six months ended June 30, 2026 and 2025
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2025	$1,992	$178	$16,492	$(52,021)	$3,462,823	$(1,171,014)	$24,924	$2,283,374
Net income					150,474			150,474
Other comprehensive loss				(12,226)				(12,226)
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			8			0		8
Deferred compensation						(670)	670	0
Rabbi trust distribution (2)						524	(524)	0
Balance, March 31, 2026	$1,992	$178	$16,500	$(64,247)	$3,545,188	$(1,171,160)	$25,070	$2,353,521
Net income					180,294			180,294
Other comprehensive income				1,400				1,400
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(793)	793	0
Rabbi trust distribution (2)						996	(996)	0
Balance, June 30, 2026	$1,992	$178	$16,500	$(62,847)	$3,657,373	$(1,170,957)	$24,867	$2,467,106

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2024	$1,992	$178	$16,466	$(47,591)	$3,162,303	$(1,169,074)	$22,984	$1,987,258
Net income					138,417			138,417
Other comprehensive income				5,217				5,217
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			28			0		28
Deferred compensation						(869)	869	0
Rabbi trust distribution (2)						407	(407)	0
Balance, March 31, 2025	$1,992	$178	$16,494	$(42,374)	$3,237,151	$(1,169,536)	$23,446	$2,067,351
Net income					174,685			174,685
Other comprehensive income				6,078				6,078
Dividends declared:
Class A $1.365 per share					(63,048)			(63,048)
Class B $204.75 per share					(521)			(521)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(963)	963	0
Rabbi trust distribution (2)						167	(167)	0
Balance, June 30, 2025	$1,992	$178	$16,494	$(36,296)	$3,348,267	$(1,170,332)	$24,242	$2,184,545

(1)Net purchases of treasury stock in 2026 and 2025 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to one outside director stock compensation plan participant and four incentive compensation deferral plan participants in 2026, and three incentive compensation deferral plan participants in 2025.

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Management fee received	$1,656,098	$1,474,277
Administrative services reimbursements received	410,927	500,337
Service agreement revenue received	11,698	11,735
Net investment income received	46,038	37,795
Commissions paid to agents	(825,406)	(783,117)
Incentive compensation paid to agents	(137,949)	(85,401)
Salaries and wages paid	(130,034)	(139,121)
Pension contribution and employee benefits paid	(80,554)	(78,227)
General operating expenses paid	(148,455)	(154,610)
Administrative services expenses paid	(395,538)	(414,543)
Income taxes paid	(100,011)	(73,431)
Net cash provided by operating activities	306,814	295,694

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(529,834)	(208,686)
Equity securities	(95,633)	(14,517)
Proceeds from investments:
Available-for-sale securities sales	387,027	63,703
Available-for-sale securities maturities/calls	85,548	67,415
Equity securities	10,908	16,769
Other investments	252	—
Purchase of fixed assets	(78,933)	(49,931)
Loans to agents and others	(18,700)	(18,166)
Collections on agent and other loans	4,708	6,841
Net cash used in investing activities	(234,657)	(136,572)

Cash flows from financing activities
Dividends paid to shareholders	(136,218)	(127,138)
Net changes in cash collateral for securities lent	1,089	27,646
Net cash used in financing activities	(135,129)	(99,492)

Net (decrease) increase in cash, cash equivalents and restricted cash	(62,972)	59,630
Cash, cash equivalents and restricted cash, beginning of period	345,874	298,397
Cash, cash equivalents and restricted cash, end of period	$282,902	$358,027

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$5,255	$844
Operating lease assets obtained in exchange for lease liabilities	$2,999	$2,523
Receipt of donated equipment	$—	$1,967

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 23, 2026.

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

Recently issued accounting standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires entities to disclose disaggregated information about certain income statement expense line items. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on either a prospective or retrospective basis. This will have no impact on our consolidated financial statements, and we are currently evaluating the impact of adoption on our disclosures.

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

Investments
Equity securities – Equity securities primarily include non-redeemable preferred stocks and exchange-traded funds (ETFs) with underlying holdings of fixed maturity securities. These securities are reported at fair value, with changes in fair value recognized in net realized and unrealized investment gains (losses). Securities that we intend to sell as of the reporting date are classified as current assets.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three and six months ended June 30, 2026, we recognized revenue of $13.7 million and $30.9 million that was included in the contract liability balance as of December 31, 2025. During the three and six months ended June 30, 2025, we recognized revenue of $12.3 million and $27.7 million that was included in the contract liability balance as of December 31, 2024. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Management fee revenue - policy issuance and renewal services	$862,879	$823,853	$1,649,278	$1,578,902

Management fee revenue - administrative services	19,619	18,296	39,094	35,941
Administrative services reimbursement revenue	201,554	212,644	401,650	422,917
Total revenue from administrative services	$221,173	$230,940	$440,744	$458,858

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

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM, and net income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Management fee revenue	$882,498	$842,149	$1,688,372	$1,614,843
Administrative services reimbursement revenue	201,554	212,644	401,650	422,917
Service agreement revenue	5,744	5,304	11,685	11,736
Total operating revenue	1,089,796	1,060,097	2,101,707	2,049,496

Commissions	508,097	463,442	972,953	900,302
Personnel costs (1)	88,809	85,789	180,872	175,778
Sales and advertising (1)	8,061	9,729	12,966	16,681
Acquisition and underwriting support costs (1)	23,968	27,838	48,092	53,841
Technology infrastructure costs (1)	25,086	24,311	50,889	50,382
Professional fees (1)	19,191	24,192	38,512	50,468
Administrative and other (1)	10,907	12,979	24,863	28,578
Cost of operations - policy issuance and renewal services	684,119	648,280	1,329,147	1,276,030
Cost of operations - administrative services	201,554	212,644	401,650	422,917
Total operating expenses (2)	885,673	860,924	1,730,797	1,698,947
Operating income	204,123	199,173	370,910	350,549

Total investment income	22,553	19,600	44,672	39,136
Other income	1,401	1,974	2,821	5,808
Income tax expense	47,783	46,062	87,635	82,391
Net income	$180,294	$174,685	$330,768	$313,102

(1)    2025 amounts have been recast to conform to the current presentation.
(2)    Management operations segment depreciation and amortization expense included primarily in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $20.8 million and $16.1 million for the three months ended June 30, 2026 and 2025, respectively, and $40.8 million and $31.9 million for the six months ended June 30, 2026 and 2025, respectively. The Exchange and its insurance subsidiaries reimbursed us approximately 33% and 29% in the six months ended June 30, 2026 and 2025, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended June 30,
	2026			2025
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$178,818	46,189,033	$3.87	$173,254	46,189,063	$3.75
Dilutive effect of stock-based awards	0	8,864	—	0	14,544	—
Assumed conversion of Class B shares	1,476	6,100,800	—	1,431	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$180,294	52,298,697	$3.45	$174,685	52,304,407	$3.34
Class B – Basic EPS:
Income available to Class B stockholders	$1,476	2,542	$581	$1,431	2,542	$563
Class B – Diluted EPS:
Income available to Class B stockholders	$1,476	2,542	$581	$1,430	2,542	$563

	Six months ended June 30,
	2026			2025
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$328,060	46,188,942	$7.10	$310,538	46,188,984	$6.72
Dilutive effect of stock-based awards	0	9,698	—	0	14,613	—
Assumed conversion of Class B shares	2,708	6,100,800	—	2,564	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$330,768	52,299,440	$6.32	$313,102	52,304,397	$5.99
Class B – Basic EPS:
Income available to Class B stockholders	$2,708	2,542	$1,065	$2,564	2,542	$1,008
Class B – Diluted EPS:
Income available to Class B stockholders	$2,708	2,542	$1,065	$2,563	2,542	$1,008

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of June 30, 2026, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring basis by asset class and level of input as of:

	June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$784,374	$1,441	$782,455	$478
Collateralized debt obligations	232,721	0	232,721	0
Commercial mortgage-backed securities	147,722	0	134,760	12,962
Residential mortgage-backed securities	208,685	0	207,590	1,095
Other debt securities	45,834	0	45,834	0
U.S. Treasury	13,886	0	13,886	0
Total available-for-sale securities (1)	1,433,222	1,441	1,417,246	14,535
Equity securities:
Exchange-traded funds	82,746	82,746	0	0
Non-redeemable preferred stocks:
Financial services sector	71,526	2,068	63,854	5,604
Utilities sector	3,170	0	3,170	0
Energy sector	3,975	0	3,975	0
Consumer sector	5,578	0	2,412	3,166
Technology sector	7,546	0	0	7,546
Communications sector	1,464	0	1,464	0
Total non-redeemable preferred stocks (2)	93,259	2,068	74,875	16,316
Total equity securities	176,005	84,814	74,875	16,316
Total	$1,609,227	$86,255	$1,492,121	$30,851

(1)This includes $44.4 million of securities lent under a securities lending agreement.
(2)This includes $25.5 million of securities lent under a securities lending agreement.

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Corporate debt securities	$844,479	$998	$839,542	$3,939
Collateralized debt obligations	133,267	0	133,267	0
Commercial mortgage-backed securities	140,541	0	117,520	23,021
Residential mortgage-backed securities	187,226	0	186,432	794
Other debt securities	35,152	0	35,152	0
U.S. Treasury	24,163	0	24,163	0
Total available-for-sale securities (1)	1,364,828	998	1,336,076	27,754
Equity securities:
Non-redeemable preferred stocks:
Financial services sector	74,614	2,593	66,350	5,671
Utilities sector	3,696	0	3,696	0
Energy sector	2,713	0	2,713	0
Consumer sector	5,563	0	2,393	3,170
Technology sector	3,224	0	0	3,224
Communications sector	953	0	953	0
Total non-redeemable preferred stocks (2)	90,763	2,593	76,105	12,065
Total equity securities	90,763	2,593	76,105	12,065
Total	$1,455,591	$3,591	$1,412,181	$39,819

(1)     This includes $44.4 million of securities lent under a securities lending agreement.
(2)    This includes $20.1 million of securities lent under a securities lending agreement.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2026 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2026	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2026
Available-for-sale securities:
Corporate debt securities	$3,758	$(112)	$119	$14	$(3,513)	$212	$0	$478
Commercial mortgage-backed securities	22,701	(515)	134	0	(1,074)	3,013	(11,297)	12,962
Residential mortgage- backed securities	907	0	(4)	0	(23)	1,095	(880)	1,095
Total available-for-sale securities	27,366	(627)	249	14	(4,610)	4,320	(12,177)	14,535
Equity securities	12,299	740	—	3,300	(44)	21	0	16,316
Total Level 3 securities	$39,665	$113	$249	$3,314	$(4,654)	$4,341	$(12,177)	$30,851

Level 3 Assets – 2026 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2026
Available-for-sale securities:
Corporate debt securities	$3,939	$(99)	$(20)	$816	$(4,214)	$1,023	$(967)	$478
Commercial mortgage-backed securities	23,021	(899)	(6)	0	(1,276)	10,535	(18,413)	12,962
Residential mortgage-backed securities	794	1	(15)	0	(38)	1,233	(880)	1,095
Total available-for-sale securities	27,754	(997)	(41)	816	(5,528)	12,791	(20,260)	14,535
Equity securities	12,065	818	—	3,450	(44)	27	0	16,316
Total Level 3 securities	$39,819	$(179)	$(41)	$4,266	$(5,572)	$12,818	$(20,260)	$30,851

Level 3 Assets – 2025 Quarterly Change:

(in thousands)	Beginning balance at March 31, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,030	$12	$21	$968	$(217)	$2,377	$(3,015)	$6,176
Collateralized debt obligations	695	(4)	5	0	(696)	0	0	0
Commercial mortgage-backed securities	9,129	(240)	104	1,997	(1,098)	9,719	(3,177)	16,434
Residential mortgage- backed securities	923	0	0	0	(18)	0	(905)	0
Total available-for-sale securities	16,777	(232)	130	2,965	(2,029)	12,096	(7,097)	22,610
Equity securities	8,647	(9)	—	2,500	0	0	(498)	10,640
Total Level 3 securities	$25,424	$(241)	$130	$5,465	$(2,029)	$12,096	$(7,595)	$33,250

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at June 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$30	$(33)	$3,085	$(792)	$3,476	$(5,858)	$6,176
Collateralized debt obligations	0	(4)	0	700	(696)	0	0	0
Commercial mortgage-backed securities	24,089	(622)	404	1,997	(2,387)	11,072	(18,119)	16,434
Residential mortgage-backed securities	0	0	0	0	(18)	923	(905)	0
Total available-for-sale securities	30,357	(596)	371	5,782	(3,893)	15,471	(24,882)	22,610
Equity securities	6,974	646	—	3,500	0	18	(498)	10,640
Total Level 3 securities	$37,331	$50	$371	$9,282	$(3,893)	$15,489	$(25,380)	$33,250
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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$119,672	$116,064	$109,331	$113,850
Other loans receivable, net (2)	18,993	15,923	15,491	12,509
Held-to-maturity securities, net (3)	4,833	4,848	4,833	4,863
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	June 30, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$784,968	$4,200	$4,794	$784,374
Collateralized debt obligations	233,053	155	487	232,721
Commercial mortgage-backed securities	147,887	1,550	1,715	147,722
Residential mortgage-backed securities	220,319	421	12,055	208,685
Other debt securities	46,032	187	385	45,834
U.S. Treasury	13,938	3	55	13,886
Total available-for-sale securities, net (1)	1,446,197	6,516	19,491	1,433,222
Held-to-maturity securities - states & political subdivisions	4,833	15	0	4,848
Total fixed maturity securities, net	$1,451,030	$6,531	$19,491	$1,438,070
(1)This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

	December 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$834,885	$12,779	$3,185	$844,479
Collateralized debt obligations	133,224	207	164	133,267
Commercial mortgage-backed securities	139,516	2,808	1,783	140,541
Residential mortgage-backed securities	196,624	982	10,380	187,226
Other debt securities	34,863	543	254	35,152
U.S. Treasury	24,116	106	59	24,163
Total available-for-sale securities, net (1)	1,363,228	17,425	15,825	1,364,828
Held-to-maturity securities - states & political subdivisions	4,833	30	0	4,863
Total fixed maturity securities, net	$1,368,061	$17,455	$15,825	$1,369,691
(1)This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of our fixed maturity securities at June 30, 2026 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$63,311	$63,363
Due after one year through five years	546,224	545,677
Due after five years through ten years	188,795	187,998
Due after ten years	647,867	636,184
Total available-for-sale securities, net (1) (2)	1,446,197	1,433,222
Held-to-maturity securities - due after ten years	4,833	4,848
Total fixed maturity securities, net	$1,451,030	$1,438,070
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at June 30, 2026.
(2)This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$432,603	$4,186	$13,788	$608	$446,391	$4,794	273
Collateralized debt obligations	146,226	463	2,566	24	148,792	487	144
Commercial mortgage-backed securities	36,406	261	16,335	1,454	52,741	1,715	100
Residential mortgage-backed securities	99,078	1,393	73,795	10,662	172,873	12,055	185
Other debt securities	25,741	169	3,347	216	29,088	385	57
U.S. Treasury	10,404	55	0	0	10,404	55	3
Total available-for-sale securities	$750,458	$6,527	$109,831	$12,964	$860,289	$19,491	762
Quality breakdown of available-for-sale securities:
Investment grade	$725,388	$5,879	$106,979	$12,807	$832,367	$18,686	734
Non-investment grade	25,070	648	2,852	157	27,922	805	28
Total available-for-sale securities	$750,458	$6,527	$109,831	$12,964	$860,289	$19,491	762

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$72,699	$1,555	$41,040	$1,630	$113,739	$3,185	418
Collateralized debt obligations	57,917	120	3,909	44	61,826	164	83
Commercial mortgage-backed securities	16,103	59	19,956	1,724	36,059	1,783	70
Residential mortgage-backed securities	17,675	27	92,019	10,353	109,694	10,380	146
Other debt securities	3,936	39	3,655	215	7,591	254	27
U.S. Treasury	13,296	59	0	0	13,296	59	3
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747
Quality breakdown of available-for-sale securities:
Investment grade	$144,472	$433	$144,604	$12,773	$289,076	$13,206	371
Non-investment grade	37,154	1,426	15,975	1,193	53,129	2,619	376
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments:

	Three months ended June 30, 2026
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$1,029	$2,167	$15,357	$1,879
Provision and recoveries	(1)	0	289	0
Sales/collections and write-offs	(562)	0	0	0
Balance, end of period	$466	$2,167	$15,646	$1,879

	Six months ended June 30, 2026
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$902	$2,167	$15,101	$1,680
Provision and recoveries	274	0	545	199
Sales/collections and write-offs	(710)	0	0	0
Balance, end of period	$466	$2,167	$15,646	$1,879

	Three months ended June 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$826	$2,167	$12,592	$1,476
Provision and recoveries	304	0	446	0
Sales/collections and write-offs	(249)	0	0	0
Balance, end of period	$881	$2,167	$13,038	$1,476

	Six months ended June 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	669	0	840	164
Sales/collections and write-offs	(301)	0	0	0
Balance, end of period	$881	$2,167	$13,038	$1,476

Net investment income
Investment income (loss), net of expenses, was generated from the following portfolios:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities	$16,770	$14,530	$34,002	$27,813
Equity securities	1,706	1,149	3,013	2,313
Limited partnerships (1)	(16)	83	716	1,155
Agent loans	2,030	1,557	3,934	3,001
Cash equivalents and other	3,010	3,509	5,773	6,896
Total investment income	23,500	20,828	47,438	41,178
Less: investment expenses	913	798	1,291	1,200
Net investment income	$22,587	$20,030	$46,147	$39,978
(1)Limited partnership (losses) income includes both realized gains (losses) and unrealized valuation changes. Our limited partnership investments are included in the line item "Other assets, net" in the Consolidated Statements of Financial Position. We have made no new significant limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received.

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities:
Gross realized gains	$3,074	$331	$4,095	$680
Gross realized losses	(4,037)	(762)	(4,909)	(1,373)
Net realized losses on available-for-sale securities	(963)	(431)	(814)	(693)
Equity securities	1,520	910	606	1,669
Miscellaneous	0	0	0	5
Net realized and unrealized investment gains (losses)	$557	$479	$(208)	$981

The portion of net unrealized gains (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Equity securities:
Net gains recognized during the period	$1,520	$910	$606	$1,669
Less: net gains (losses) recognized on securities sold	32	15	(7)	149
Net unrealized gains recognized on securities held at reporting date	$1,488	$895	$613	$1,520

Net impairment (losses) recoveries recognized in earnings
Impairments on investments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities:
Intent to sell	$(349)	$(417)	$(339)	$(417)
Credit recovered (impaired)	1	(304)	(274)	(669)
Total available-for-sale securities	(348)	(721)	(613)	(1,086)
Expected credit losses:
Agent loans	0	0	(199)	(164)
Other loans receivable	(243)	(188)	(455)	(573)
Net impairment losses recognized in earnings	$(591)	$(909)	$(1,267)	$(1,823)

Securities lending transactions
As of June 30, 2026, the estimated fair value of loaned securities was $69.9 million, consisting of $44.4 million of available- for-sale securities and $25.5 million of equity securities. As of December 31, 2025, the estimated fair value of loaned securities was $64.5 million consisting of $44.4 million of available-for-sale securities and $20.1 million of equity securities. Cash collateral received in connection with these securities lending transactions totaled $63.2 million and $61.9 million as of June 30, 2026 and December 31, 2025 respectively. The cash collateral was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statements of Financial Position. We also received $9.1 million and $4.5 million of non-cash collateral as of June 30, 2026 and December 31, 2025, respectively, which we are not permitted to sell or repledge. There were no securities lending transactions outstanding with contractual maturities extending beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of June 30, 2026, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of June 30, 2026. Investments with a fair value of $110.5 million were pledged as collateral on the line of credit at June 30, 2026. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of June 30, 2026. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at June 30, 2026.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan cost for employees in departments that support the administrative functions. For the six months ended June 30, 2026, the Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the annual defined benefit pension cost and 33% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $47 million contribution in January 2026. We plan to make an additional discretionary contribution of $30 million during the third quarter of 2026, which will further improve the plan's funded status. The funded pension plan is presented separately from the unfunded plan as a non-current asset on the Consolidated Statements of Financial Position.

Pension plan cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Service cost for benefits earned	$9,591	$8,862	$19,181	$17,724
Interest cost on benefit obligation	15,513	14,676	31,027	29,351
Expected return on plan assets	(19,889)	(20,069)	(39,778)	(40,138)
Prior service cost amortization	458	422	916	844
Net actuarial gain amortization	(68)	(655)	(135)	(1,309)
Settlement gain (1)	—	—	—	(477)
Pension plan cost (2)	$5,605	$3,236	$11,211	$5,995
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

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended June 30, 2026 and 2025, our effective tax rate was 21.0% and 20.9%, respectively. For the six months ended June 30, 2026 and 2025, our effective tax rate was 20.9% and 20.8%, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2026 and the year ended December 31, 2025. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2026 and the year ended December 31, 2025. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2026.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(14,358)	$(3,015)	$(11,343)	$(15,128)	$(3,178)	$(11,950)
OCI before reclassifications	71	15	56	6,774	1,423	5,351
Realized investment losses	963	202	761	431	91	340
Impairment losses	348	73	275	721	151	570
OCI	1,382	290	1,092	7,926	1,665	6,261
AOCI (loss), end of period	$(12,976)	$(2,725)	$(10,251)	$(7,202)	$(1,513)	$(5,689)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(66,968)	$(14,064)	$(52,904)	$(38,511)	$(8,087)	$(30,424)
Amortization of prior service costs	458	96	362	422	88	334
Amortization of net actuarial gain	(68)	(14)	(54)	(655)	(138)	(517)
OCI (loss)	390	82	308	(233)	(50)	(183)
AOCI (loss), end of period	$(66,578)	$(13,982)	$(52,596)	$(38,744)	$(8,137)	$(30,607)

Total
AOCI (loss), beginning of period	$(81,326)	$(17,079)	$(64,247)	$(53,639)	$(11,265)	$(42,374)
Investment securities	1,382	290	1,092	7,926	1,665	6,261
Pension and other postretirement plans	390	82	308	(233)	(50)	(183)
OCI	1,772	372	1,400	7,693	1,615	6,078
AOCI (loss), end of period	$(79,554)	$(16,707)	$(62,847)	$(45,946)	$(9,650)	$(36,296)

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$1,508	$316	$1,192	$(22,442)	$(4,714)	$(17,728)
OCI (loss) before reclassifications	(15,911)	(3,341)	(12,570)	13,461	2,827	10,634
Realized investment losses	814	171	643	693	146	547
Impairment losses	613	129	484	1,086	228	858
OCI (loss)	(14,484)	(3,041)	(11,443)	15,240	3,201	12,039
AOCI (loss), end of period	$(12,976)	$(2,725)	$(10,251)	$(7,202)	$(1,513)	$(5,689)

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(67,359)	$(14,146)	$(53,213)	$(37,802)	$(7,939)	$(29,863)
Amortization of prior service costs	916	192	724	844	177	667
Amortization of net actuarial gain	(135)	(28)	(107)	(1,309)	(275)	(1,034)
Settlement gain	—	—	—	(477)	(100)	(377)
OCI (loss)	781	164	617	(942)	(198)	(744)
AOCI (loss), end of period	$(66,578)	$(13,982)	$(52,596)	$(38,744)	$(8,137)	$(30,607)

Total
AOCI (loss), beginning of period	$(65,851)	$(13,830)	$(52,021)	$(60,244)	$(12,653)	$(47,591)
Investment securities	(14,484)	(3,041)	(11,443)	15,240	3,201	12,039
Pension and other postretirement plans	781	164	617	(942)	(198)	(744)
OCI (loss)	(13,703)	(2,877)	(10,826)	14,298	3,003	11,295
AOCI (loss), end of period	$(79,554)	$(16,707)	$(62,847)	$(45,946)	$(9,650)	$(36,296)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $753.2 million and $735.6 million at June 30, 2026 and December 31, 2025, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans and guarantees that could be funded by us through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed under the program. As of June 30, 2026, our portion of the outstanding loans executed under this agreement is $68.7 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of June 30, 2026, our maximum potential amount of future payments on the guaranteed portion is $24.3 million. All loan payments under the participation program are current as of June 30, 2026.

We also have contingent obligations for guarantees related to certain real estate development projects supporting revitalization efforts in our community. As of June 30, 2026, our maximum potential obligation related to guarantees is $6.2 million.

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

Information security incident
In 2025, we experienced an information security incident that has been remediated and did not have a material impact on our consolidated financial condition, results of operations, or cash flows. As of June 30, 2026, we continue to pursue recovery of a portion of lost income due to business interruption and related expenses from our cybersecurity insurance policy.

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Operating income	$204,123	$199,173	2.5%	$370,910	$350,549	5.8%
Total investment income	22,553	19,600	15.1	44,672	39,136	14.1
Other income	1,401	1,974	(29.0)	2,821	5,808	(51.4)
Income before income taxes	228,077	220,747	3.3	418,403	395,493	5.8
Income tax expense	47,783	46,062	3.7	87,635	82,391	6.4
Net income	$180,294	$174,685	3.2%	$330,768	$313,102	5.6%
Net income per share – diluted	$3.45	$3.34	3.2%	$6.32	$5.99	5.7%

Operating income increased in both the second quarter and six months ended June 30, 2026, compared to the same periods in 2025. Management fee revenue for policy issuance and renewal services increased 4.7% to $862.9 million in the second quarter of 2026 and 4.5% to $1.6 billion for the six months ended June 30, 2026, compared to the same periods in 2025. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2026 and 2025. The direct and affiliated assumed premiums written by the Exchange increased 3.3% to $3.5 billion in the second quarter of 2026 and 3.4% to $6.8 billion for the six months ended June 30, 2026, compared to the same periods in 2025.

Cost of operations for policy issuance and renewal services increased 5.5% to $684.1 million in the second quarter of 2026 and 4.2% to $1.3 billion for the six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased agent incentive compensation due to improved profitability and higher scheduled commissions driven by direct and affiliated assumed written premium growth, partially offset by lower professional fees and decreased survey and underwriting report costs.

Management fee revenue for administrative services increased 7.2% to $19.6 million in the second quarter of 2026 and 8.8% to $39.1 million for the six months ended June 30, 2026, compared to the same periods in 2025. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $201.6 million in the second quarter of 2026 and $401.7 million for the six months ended June 30, 2026, but had no net impact on operating income.

Total investment income increased $3.0 million in the second quarter of 2026 and $5.5 million for the six months ended June 30, 2026, compared to the same periods in 2025. The results from both periods were primarily due to an increase in net investment income. The increase for the six months ended June 30, 2026 was partially offset by net realized and unrealized investment losses compared to net gains in 2025.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,536,140	$3,424,202	3.3%	$6,768,566	$6,544,876	3.4%
Management fee rate	24.41%	24.37%		24.41%	24.37%
Management fee revenue	863,172	834,478	3.4	1,652,207	1,594,986	3.6
Change in estimate for management fee returned on cancelled policies (1)	(293)	(10,625)	97.2	(2,929)	(16,084)	81.8
Management fee revenue - policy issuance and renewal services	$862,879	$823,853	4.7%	$1,649,278	$1,578,902	4.5%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,536,140	$3,424,202	3.3%	$6,768,566	$6,544,876	3.4%
Management fee rate	0.59%	0.63%		0.59%	0.63%
Management fee revenue	20,864	21,573	(3.3)	39,935	41,233	(3.1)
Change in contract liability (2)	(1,123)	(3,216)	65.1	(588)	(5,184)	88.7
Change in estimate for management fee returned on cancelled policies (1)	(122)	(61)	NM	(253)	(108)	NM
Management fee revenue - administrative services	19,619	18,296	7.2	39,094	35,941	8.8
Administrative services reimbursement revenue	201,554	212,644	(5.2)	401,650	422,917	(5.0)
Total revenue from administrative services	$221,173	$230,940	(4.2)%	$440,744	$458,858	(3.9)%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 3.3% to $3.5 billion in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by increased commercial lines and homeowners premiums written, partially offset by decreased personal auto premiums written.  The year-over-year average premium per policy for all lines of business increased 6.8% at June 30, 2026 compared to 11.9% at June 30, 2025. Year-over-year policies in force for all lines of business decreased 2.0% in the second quarter of 2026 compared to an increase 1.7% in the second quarter of 2025.

Premiums generated from new business increased 9.8% to $395 million in the second quarter of 2026 compared to the same period in 2025, primarily driven by increased premiums written in the personal auto and homeowners lines. Contributing to this change was a 13.9% increase in new business policies written and a 3.9% increase in year-over-year average premium per policy on new business at June 30, 2026. The increase in new business was impacted by the 2025 information security incident, which disrupted operations including new business production from June 7, 2025 through June 30, 2025, affecting the year-over-year comparison.

Premiums generated from renewal business increased 2.5% to $3.1 billion in the second quarter of 2026 compared to the second quarter of 2025 resulting from an increase of 7.2% in year-over-year average premium per policy at June 30, 2026, partially offset by a decrease in year-over-year policies in force of 0.9% in the second quarter of 2026.

Personal lines – Total personal lines premiums written increased 1.2% to $2.5 billion in the second quarter of 2026, compared to the second quarter of 2025, driven by a 6.0% increase in total personal lines year-over-year average premium per policy, partially offset by a 2.5% decrease in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 8.3% to $1.0 billion in the second quarter of 2026, compared to the second quarter of 2025, driven by a 5.9% increase in total commercial lines year-over-year average premium per policy and a 2.1% increase in total commercial lines policies in force.

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

Policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$862,879	$823,853	4.7%	$1,649,278	$1,578,902	4.5%
Service agreement revenue	5,744	5,304	8.3	11,685	11,736	(0.4)
	868,623	829,157	4.8	1,660,963	1,590,638	4.4
Cost of operations - policy issuance and renewal services	684,119	648,280	5.5	1,329,147	1,276,030	4.2
Operating income - policy issuance and renewal services	$184,504	$180,877	2.0%	$331,816	$314,608	5.5%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.41% of the direct and affiliated assumed premiums written by the Exchange for the three and six month periods ended June 30, 2026 and 24.37% for the same periods in 2025.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$508,097	$463,442	9.6%	$972,953	$900,302	8.1%
Non-commission expense:
Personnel costs (1)	$88,809	$85,789	3.5%	$180,872	$175,778	2.9%
Sales and advertising (1)	8,061	9,729	(17.1)	12,966	16,681	(22.3)
Acquisition and underwriting support costs (1)	23,968	27,838	(13.9)	48,092	53,841	(10.7)
Technology infrastructure costs (1)	25,086	24,311	3.2	50,889	50,382	1.0
Professional fees (1)	19,191	24,192	(20.7)	38,512	50,468	(23.7)
Administrative and other (1)	10,907	12,979	(16.0)	24,863	28,578	(13.0)
Total non-commission expense	176,022	184,838	(4.8)	356,194	375,728	(5.2)
Total cost of operations - policy issuance and renewal services	$684,119	$648,280	5.5%	$1,329,147	$1,276,030	4.2%
(1)2025 amounts have been recast to conform to the current presentation. See Part I, Item 1. "Financial Statements - Note 4, Segment Information, of Notes to Consolidated Financial Statements" contained within this report for additional information on the revised expense categories.

Commissions – Commissions increased $44.7 million in the second quarter of 2026 and $72.7 million for the six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by an increase in agent incentive compensation. The estimated agent incentive payouts at June 30, 2026 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2026. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2026 compared to the three-year period ended 2025. Commission expense is also impacted by the growth in direct and affiliated assumed written premium.

Non-commission expense – Non-commission expense decreased $8.8 million in the second quarter of 2026 compared to the second quarter of 2025. Personnel costs increased $3.0 million, primarily due to increased incentive compensation driven by stronger performance metrics and a smaller decrease in company stock price. This increase was partially offset by bonuses awarded to all employees in 2025 in recognition of our 100th anniversary. Sales and advertising decreased $1.7 million primarily due to a decrease in agent-related and advertising costs. Acquisition and underwriting support costs decreased $3.9 million primarily due to lower underwriting report and postage costs. Professional fees decreased $5.0 million primarily due to reduced use of third-party services related to technology initiatives. Administrative and other costs decreased $2.1 million primarily due to lower credit card processing fees and charitable contributions related to the transition of charitable giving through the Erie Insurance Foundation.

Non-commission expense decreased $19.5 million for the six months ended June 30, 2026 compared to the same period in 2025. Personnel costs increased $5.1 million, primarily due to increased incentive compensation driven by stronger performance metrics, and higher base compensation. The increase is partially offset by bonuses awarded to all employees in 2025 in recognition of our 100th anniversary. Sales and advertising decreased $3.7 million primarily due to a decrease in agent-related and advertising costs. Acquisition and underwriting support costs decreased $5.7 million primarily due to lower underwriting report costs. Professional fees decreased $12.0 million primarily due to reduced use of third-party services related to technology initiatives. Administrative and other costs decreased $3.7 million primarily due to lower charitable contributions related to the transition of charitable giving through the Erie Insurance Foundation and a decrease in credit card processing fees.

Administrative services

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$19,619	$18,296	7.2%	$39,094	$35,941	8.8%
Administrative services reimbursement revenue	201,554	212,644	(5.2)	401,650	422,917	(5.0)
Total revenue allocated to administrative services	221,173	230,940	(4.2)	440,744	458,858	(3.9)
Administrative services expenses
Claims handling services	175,239	186,461	(6.0)	350,263	372,460	(6.0)
Investment management services	9,721	9,305	4.5	17,139	17,038	0.6
Life management services	16,594	16,878	(1.7)	34,248	33,419	2.5
Operating income - administrative services	$19,619	$18,296	7.2%	$39,094	$35,941	8.8%

Administrative services
The management fee revenue allocated to administrative services was 0.59% of the direct and affiliated assumed premiums written by the Exchange for the three and six month periods ended June 30, 2026 and 0.63% for the same periods in 2025. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$22,587	$20,030	12.8%	$46,147	$39,978	15.4%
Net realized and unrealized investment gains (losses)	557	479	16.3	(208)	981	NM
Net impairment losses recognized in earnings	(591)	(909)	35.0	(1,267)	(1,823)	30.5
Total investment income	$22,553	$19,600	15.1%	$44,672	$39,136	14.1%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $2.6 million in the second quarter of 2026 and $6.2 million for the six months ended June 30, 2026 compared to the same periods in 2025. The increase in both periods was primarily due to an increase in bond income driven by higher average holdings.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(963)	$(431)	$(814)	$(693)
Equity securities	32	15	(7)	149
Change in fair value on remaining equity securities	1,488	895	613	1,520
Miscellaneous	0	0	0	5
Net realized and unrealized investment gains (losses)	$557	$479	$(208)	$981

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings were lower during both the three and six months ended June 30, 2026 compared to the same periods in 2025. The improvement was primarily driven by lower available-for-sale security impairments, reflecting reduced credit-related impairments. This was partially offset by higher current expected credit losses on other loans receivable during the quarter and higher current expected credit losses on agent loans for the six-month period.

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

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 3.4% to $6.8 billion in the first six months of 2026 compared to the same period in 2025. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.7 billion and $10.1 billion at June 30, 2026 and December 31, 2025, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio was 87.5% at June 30, 2026 and 88.4% at December 31, 2025.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	June 30, 2026	% to total	December 31, 2025	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,433,222	81%	$1,364,828	85%
Equity securities (2)	176,005	10	90,763	6
Agent loans (3)	119,672	7	109,331	7
Other investments (4)	40,601	2	37,342	2
Total investments	$1,769,500	100%	$1,602,264	100%

(1)This includes $44.4 million of securities lent under a securities lending agreement as of June 30, 2026 and December 31, 2025.
(2)This includes $25.5 million and $20.1 million of securities lent under a securities lending agreement as of June 30, 2026 and December 31, 2025, respectively.
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

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $10.3 million at June 30, 2026, compared to unrealized gains of $1.3 million at December 31, 2025.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	June 30, 2026 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$2,518	$4,856	$1,894	$9,268
Communications	0	2,953	13,496	9,769	12,628	38,846
Consumer	0	9,788	59,484	78,100	15,428	162,800
Diversified	0	0	0	1,032	0	1,032
Energy	0	897	8,553	47,603	12,038	69,091
Financial	0	0	132,984	186,249	7,851	327,084
Industrial	0	1,001	18,392	36,023	3,678	59,094
Structured securities (2)	218,762	307,947	55,526	38,745	1,369	622,349
Technology	1,996	6,977	2,286	15,273	314	26,846
U.S. Treasury	0	13,886	0	0	0	13,886
Utilities	0	0	15,801	64,895	22,230	102,926
Total	$220,758	$343,449	$309,040	$482,545	$77,430	$1,433,222
(1)Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.
(2)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities.

Equity securities
Equity securities primarily include non-redeemable preferred stocks and exchange-traded funds. These securities are carried at fair value in the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

The following table presents an analysis of the fair value of our equity securities as of:

(in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)

Exchange-traded funds	$82,746	$—
Non-redeemable preferred stocks:
Financial services	71,526	74,614
Utilities	3,170	3,696
Energy	3,975	2,713
Consumer	5,578	5,563
Technology	7,546	3,224
Communications	1,464	953
Total non-redeemable preferred stocks	93,259	90,763
Total	$176,005	$90,763

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary, and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the second quarter of 2026, future market disruptions could occur which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in "Operating Overview" contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, the purchase and development of information technology, and other capital expenditures.  See Part I, Item 1. "Financial Statements - Note 9, Postretirement Benefits, of Notes to Consolidated Financial Statements" contained within this report for the funding policy and contributions for our defined benefit pension plan. We expect that our operating cash needs will be met by funds generated from operations. Cash in excess of our operating needs is primarily invested in investment grade fixed maturities. As part of our liquidity review, we regularly evaluate our capital needs based on current and projected results and consider the potential impacts to our liquidity, borrowing capacity, financial covenants, and capital availability.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the six months ended June 30:

(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$306,814	$295,694
Net cash used in investing activities	(234,657)	(136,572)
Net cash used in financing activities	(135,129)	(99,492)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,972)	$59,630

Net cash provided by operating activities was $306.8 million in the first six months of 2026, compared to $295.7 million for the same period in 2025. Increased cash provided by operating activities was primarily due to an increase in management fees received of $181.8 million driven by growth in direct and affiliated assumed premiums written by the Exchange, and a decrease in administrative services expenses paid of $19.0 million. This was partially offset by a decrease in administrative services reimbursements received of $89.4 million and increases in incentive compensation paid to agents of $52.5 million from improved underwriting profitability and cash paid for agent commissions of $42.3 million driven by premium growth. Additionally, we plan to make an additional discretionary contribution of $30 million during the third quarter of 2026, which will further improve the plan's funded status.

Net cash used in investing activities was $234.7 million in the first six months of 2026, compared to $136.6 million for the same period in 2025. The increase in cash used in investing activities was primarily driven by an increase in purchases of investments of $402.3 million and an increase in fixed asset purchases of $29.0 million mostly related to software and home office renovations.  This increase was partially offset by an increase in proceeds from investments of $335.8 million.

Net cash used in financing activities was $135.1 million in the first six months of 2026, compared to $99.5 million for the same period in 2025. Increased cash used in financing activities was primarily due to reduced cash collateral received during the first six months of 2026 compared to same period in 2025 resulting from lower securities lending activity under our securities lending program.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $242.5 million at June 30, 2026, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds, which totaled approximately $1.3 billion at June 30, 2026.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" contained within this report for additional information related to our bank revolving line of credit.

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

The uncertain tariff, inflationary and interest rate environment, ongoing geopolitical risks, and a potential economic slowdown may create future volatility; however, there have been no material impacts on our portfolio during the six months ended June 30, 2026. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, Indemnity filed a Petition for Writ of Certiorari with the Supreme Court of the United States. The Petition sought a determination from the Court that the lower courts improperly denied federal jurisdiction. By order dated February 26, 2024, the United States Supreme Court denied Indemnity's Petition for Writ of Certiorari. By order dated February 28, 2024, the action was remanded to the Court of Common Pleas of Allegheny County.

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

On October 14, 2025, the Third Circuit issued an Opinion and concluded that “the District Court abused its discretion in granting Indemnity’s motion for preliminary injunction.” The Court determined that the Complaint in Stephenson only sought to challenge the management fee established in December 2019 and 2020. The Court went on to conclude that the issues were not litigated in either Ritz or Beltz and, therefore, the Stephenson plaintiffs were not precluded from challenging the management fee for those years. On October 28, 2025, Indemnity filed a Petition for Reargument before the Court en banc. On November 12, 2025, the Third Circuit denied the Petition for Reargument. On January 12, 2026, Indemnity filed a Petition for Writ of Certiorari with the United States Supreme Court. On March 23, 2026, the United States Supreme Court denied the Petition for Writ of Certiorari. On April 27, 2026, Indemnity voluntarily dismissed the action.

On June 11, 2026, an Amended Complaint was filed in the Court of Common Pleas of Allegheny County. The Amended Complaint added two additional plaintiffs, Rosemarie Perrotta and Rachel Stewart. In addition, the Amended Complaint seeks to challenge the amount of the management fee for additional years, specifically for calendar years 2020 to the present.

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
The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending June 30, 2026:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

April 1-30, 2026 (1)	1,290	$233.19	—	$17,754
May 1-31, 2026	—	—	—	17,754
June 1-30, 2026 (2)	1,908	228.65	—	17,754
Total	3,198	230.48	—
(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,076 shares at an average price of $233.19 per share) and the incentive compensation deferral plan (214 shares at an average price of $233.19 per share).
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

Erie Indemnity Company
(Registrant)

Date:	July 30, 2026	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO