Form 10-Q
period 2026-09-30
ERIE INDEMNITY CO
filed 2026-10-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date was 46,189,068 at October 23, 2026.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date was 2,542 at October 23, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating revenue
Management fee revenue - policy issuance and renewal services	$846,980	$825,275	$2,496,258	$2,404,177
Management fee revenue - administrative services	19,720	18,831	58,814	54,772
Administrative services reimbursement revenue	197,562	215,694	599,212	638,611
Service agreement revenue	5,655	6,939	17,340	18,675
Total operating revenue	1,069,917	1,066,739	3,171,624	3,116,235

Operating expenses
Cost of operations - policy issuance and renewal services	664,973	642,124	1,994,120	1,918,154
Cost of operations - administrative services	197,562	215,694	599,212	638,611
Total operating expenses	862,535	857,818	2,593,332	2,556,765
Operating income	207,382	208,921	578,292	559,470

Investment income
Net investment income	25,399	21,033	71,546	61,011
Net realized and unrealized investment (losses) gains	(5,450)	1,331	(5,658)	2,312
Net impairment losses recognized in earnings	(72)	(810)	(1,339)	(2,633)
Total investment income	19,877	21,554	64,549	60,690

Other income	5,496	2,286	8,317	8,094
Income before income taxes	232,755	232,761	651,158	628,254
Income tax expense	50,766	49,908	138,401	132,299
Net income	$181,989	$182,853	$512,757	$495,955

Net income per share
Class A common stock – basic	$3.91	$3.93	$11.01	$10.65
Class A common stock – diluted	$3.48	$3.50	$9.80	$9.48
Class B common stock – basic	$586	$589	$1,652	$1,597
Class B common stock – diluted	$586	$589	$1,651	$1,597

Weighted average shares outstanding – Basic
Class A common stock	46,189,049	46,189,068	46,188,978	46,189,012
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,300,931	52,305,599	52,299,936	52,304,797
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$1.4625	$1.365	$4.3875	$4.095
Class B common stock	$219.375	$204.75	$658.125	$614.25

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$181,989	$182,853	$512,757	$495,955

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(28,584)	6,105	(40,027)	18,144
Pension and other postretirement plans	308	(1,056)	925	(1,800)
Total other comprehensive (loss) income, net of tax	(28,276)	5,049	(39,102)	16,344
Comprehensive income	$153,713	$187,902	$473,655	$512,299

See accompanying notes to Consolidated Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes restricted cash of $39,764 and $30,189, respectively)	$362,688	$345,874
Available-for-sale securities	60,913	33,902
Available-for-sale securities lent	0	3,436
Receivables from Erie Insurance Exchange and affiliates, net	781,239	735,589
Prepaid expenses and other current assets, net	93,190	66,061
Accrued investment income	14,853	14,311
Total current assets	1,312,883	1,199,173

Available-for-sale securities, net	1,308,211	1,286,566
Equity securities	152,674	70,624
Available-for-sale and equity securities lent	56,373	61,063
Fixed assets, net	594,183	571,476
Agent loans, net	99,708	93,953
Defined benefit pension plan	87,575	24,137
Other assets, net	50,889	48,489
Total assets	$3,662,496	$3,355,481

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$452,559	$425,320
Agent incentive compensation	161,335	132,560
Accounts payable and accrued liabilities	207,405	200,701
Dividends payable	68,109	68,109
Contract liability	49,049	47,561
Deferred executive compensation	12,450	9,400
Securities lending payable	54,307	61,936
Total current liabilities	1,005,214	945,587

Defined benefit pension plan	35,382	33,410
Contract liability	23,307	23,274
Deferred executive compensation	19,874	22,050
Deferred income taxes, net	11,172	24,788
Other long-term liabilities	14,837	22,998
Total liabilities	1,109,786	1,072,107

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,500	16,492
Accumulated other comprehensive loss	(91,123)	(52,021)
Retained earnings	3,771,253	3,462,823
Total contributed capital and retained earnings	3,698,800	3,429,464
Treasury stock, at cost; 22,110,132 shares held	(1,171,395)	(1,171,014)
Deferred compensation	25,305	24,924
Total shareholders’ equity	2,552,710	2,283,374
Total liabilities and shareholders’ equity	$3,662,496	$3,355,481

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three and nine months ended September 30, 2026 and 2025
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive (loss) income	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2025	$1,992	$178	$16,492	$(52,021)	$3,462,823	$(1,171,014)	$24,924	$2,283,374
Net income					150,474			150,474
Other comprehensive loss				(12,226)				(12,226)
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			8			0		8
Deferred compensation						(670)	670	0
Rabbi trust distribution (2)						524	(524)	0
Balance, March 31, 2026	$1,992	$178	$16,500	$(64,247)	$3,545,188	$(1,171,160)	$25,070	$2,353,521
Net income					180,294			180,294
Other comprehensive income				1,400				1,400
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(793)	793	0
Rabbi trust distribution (2)						996	(996)	0
Balance, June 30, 2026	$1,992	$178	$16,500	$(62,847)	$3,657,373	$(1,170,957)	$24,867	$2,467,106
Net income					181,989			181,989
Other comprehensive loss				(28,276)				(28,276)
Dividends declared:
Class A $1.4625 per share					(67,551)			(67,551)
Class B $219.375 per share					(558)			(558)
Net purchase of treasury stock (1)			0			0		0
Deferred compensation						(438)	438	0
Balance, September 30, 2026	$1,992	$178	$16,500	$(91,123)	$3,771,253	$(1,171,395)	$25,305	$2,552,710

(1)Net purchases of treasury stock in 2026 include the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock-based compensation awards.
(2)Distributions of our Class A shares were made from the rabbi trust to one outside director stock compensation plan participant and four incentive compensation deferral plan participants in 2026.

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

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Management fee received	$2,519,918	$2,418,043
Administrative services reimbursements received	581,171	609,462
Service agreement revenue received	17,363	18,671
Net investment income received	70,708	59,253
Commissions paid to agents	(1,267,261)	(1,230,933)
Incentive compensation paid to agents	(141,578)	(89,926)
Salaries and wages paid	(193,357)	(200,461)
Pension contribution and employee benefits paid	(128,837)	(96,557)
General operating expenses paid	(200,326)	(236,538)
Administrative services expenses paid	(590,028)	(631,913)
Income taxes paid	(147,554)	(104,001)
Net cash provided by operating activities	520,219	515,100

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(694,157)	(221,616)
Equity securities	(99,633)	(15,767)
Other investments	(425)	—
Proceeds from investments:
Available-for-sale securities sales	462,692	78,021
Available-for-sale securities maturities/calls	139,285	135,335
Equity securities	19,273	29,289
Other investments	252	3
Purchase of fixed assets	(106,968)	(84,925)
Loans to agents and others	(25,205)	(30,746)
Collections on agent and other loans	13,437	9,354
Net cash used in investing activities	(291,449)	(101,052)

Cash flows from financing activities
Dividends paid to shareholders	(204,327)	(190,706)
Net changes in cash collateral for securities lent	(7,629)	46,812
Net cash used in financing activities	(211,956)	(143,894)

Net increase in cash, cash equivalents, and restricted cash	16,814	270,154
Cash, cash equivalents, and restricted cash, beginning of period	345,874	298,397
Cash, cash equivalents, and restricted cash, end of period	$362,688	$568,551

Supplemental disclosure of noncash transactions
Liability incurred to purchase fixed assets	$5,255	$24,259
Operating lease assets obtained in exchange for lease liabilities	$4,070	$2,962
Receipt of donated equipment	$—	$1,967
Liability recognized for financing arrangement	$2,150	$—

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Indemnity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 23, 2026.

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

Investments
Equity securities – Equity securities primarily include non-redeemable preferred stocks and exchange-traded funds with underlying holdings of fixed maturity securities. Equity securities with readily determinable fair values are reported at fair value, with changes in fair value recognized in net realized and unrealized investment gains (losses). Certain equity securities that do not have readily determinable fair values are accounted for using the measurement alternative at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments to carrying value of these investments are recognized in net realized and unrealized investment gains (losses). Securities that we intend to sell as of the reporting date are classified as current assets.

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

Consistent with its legal structure as a reciprocal insurer, the Exchange does not have any employees or officers. Therefore, it enters into contractual relationships by and through the subscribers' attorney-in-fact. Indemnity serves as the attorney-in-fact on behalf of the subscribers at the Exchange with respect to its administrative services as enumerated in the subscriber's agreement. The Exchange's insurance subsidiaries also utilize Indemnity for these services in accordance with the service agreements between each of the subsidiaries and Indemnity. Collectively, these services represent a second performance obligation under the subscriber’s agreement and the service agreements. The revenue allocated to this performance obligation is recognized over a four-year period representing the time over which these services are provided. The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2026, we recognized revenue of $10.0 million and $40.9 million, respectively, that was included in the contract liability balance as of December 31, 2025. During the three and nine months ended September 30, 2025, we recognized revenue of $9.0 million and $36.7 million, respectively, that was included in the contract liability balance as of December 31, 2024. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

The following table disaggregates revenue by our two performance obligations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Management fee revenue - policy issuance and renewal services	$846,980	$825,275	$2,496,258	$2,404,177

Management fee revenue - administrative services	19,720	18,831	58,814	54,772
Administrative services reimbursement revenue	197,562	215,694	599,212	638,611
Total revenue from administrative services	$217,282	$234,525	$658,026	$693,383

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

The following table presents our management operations segment revenue, significant segment expenses regularly provided to the CODM, and net income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Management fee revenue	$866,700	$844,106	$2,555,072	$2,458,949
Administrative services reimbursement revenue	197,562	215,694	599,212	638,611
Service agreement revenue	5,655	6,939	17,340	18,675
Total operating revenue	1,069,917	1,066,739	3,171,624	3,116,235

Commissions	485,486	461,513	1,458,439	1,361,815
Personnel costs (1)	87,013	85,417	267,885	261,195
Sales and advertising (1)	6,848	5,056	19,814	21,737
Acquisition and underwriting support costs (1)	24,036	29,819	72,128	83,660
Technology infrastructure costs (1)	30,384	23,455	81,273	73,837
Professional fees (1)	19,707	19,842	58,219	70,310
Administrative and other (1)	11,499	17,022	36,362	45,600
Cost of operations - policy issuance and renewal services	664,973	642,124	1,994,120	1,918,154
Cost of operations - administrative services	197,562	215,694	599,212	638,611
Total operating expenses (2)	862,535	857,818	2,593,332	2,556,765
Operating income	207,382	208,921	578,292	559,470

Total investment income	19,877	21,554	64,549	60,690
Other income	5,496	2,286	8,317	8,094
Income tax expense	50,766	49,908	138,401	132,299
Net income	$181,989	$182,853	$512,757	$495,955

(1)    2025 amounts have been recast to conform to the current presentation.
(2)    Management operations segment depreciation and amortization expense included primarily in "Total operating expenses" as reported on our Consolidated Statements of Operations totaled $20.7 million and $18.4 million for the three months ended September 30, 2026 and 2025, respectively, and $61.5 million and $50.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Exchange and its insurance subsidiaries reimbursed us approximately 33% and 30% in the nine months ended September 30, 2026 and 2025, respectively, for depreciation and amortization expense on assets supporting administrative services. See our Consolidated Statements of Cash Flows for segment expenditures on fixed asset additions.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three months ended September 30,
	2026			2025
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$180,499	46,189,049	$3.91	$181,356	46,189,068	$3.93
Dilutive effect of stock-based awards	0	11,082	—	0	15,731	—
Assumed conversion of Class B shares	1,490	6,100,800	—	1,497	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$181,989	52,300,931	$3.48	$182,853	52,305,599	$3.50
Class B – Basic EPS:
Income available to Class B stockholders	$1,490	2,542	$586	$1,497	2,542	$589
Class B – Diluted EPS:
Income available to Class B stockholders	$1,490	2,542	$586	$1,497	2,542	$589

	Nine months ended September 30,
	2026			2025
(dollars in thousands, except per share data)	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$508,559	46,188,978	$11.01	$491,894	46,189,012	$10.65
Dilutive effect of stock-based awards	0	10,158		0	14,985	—
Assumed conversion of Class B shares	4,198	6,100,800	—	4,061	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$512,757	52,299,936	$9.80	$495,955	52,304,797	$9.48
Class B – Basic EPS:
Income available to Class B stockholders	$4,198	2,542	$1,652	$4,061	2,542	$1,597
Class B – Diluted EPS:
Income available to Class B stockholders	$4,198	2,542	$1,651	$4,060	2,542	$1,597

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information. As of September 30, 2026, nearly all of our available-for-sale and equity securities were priced using a third party pricing service.

The following tables present our fair value measurements on a recurring and nonrecurring basis by asset class and level of input as of:

	September 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities:
Corporate debt securities	$761,885	$1,275	$760,256	$354
Collateralized debt obligations	243,276	0	243,276	0
Commercial mortgage-backed securities	156,230	0	132,348	23,882
Residential mortgage-backed securities	208,027	0	205,468	2,559
Other debt securities	41,131	0	41,131	0
U.S. Treasury	840	0	840	0
Total available-for-sale securities (1)	1,411,389	1,275	1,383,319	26,795
Equity securities:
Exchange-traded funds	79,803	79,803	0	0
Non-redeemable preferred stocks:
Financial services sector	62,370	510	61,843	17
Utilities sector	545	0	545	0
Energy sector	3,530	0	3,530	0
Consumer sector	2,887	0	2,881	6
Technology sector	26	0	0	26
Communications sector	1,440	0	1,440	0
Total non-redeemable preferred stocks (2)	70,798	510	70,239	49
Total equity securities	150,601	80,313	70,239	49
Total recurring fair value measurements	$1,561,990	$81,588	$1,453,558	$26,844
Nonrecurring fair value measurements-equity securities (3)	$4,521	$0	$0	$4,521

(1)This includes $42.3 million of securities lent under a securities lending agreement.
(2)This includes $14.1 million of securities lent under a securities lending agreement.
(3)This excludes $11.7 million of equity securities without readily determinable fair values that were not remeasured at fair value during the reporting period.

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities:
Corporate debt securities	$844,479	$998	$839,542	$3,939
Collateralized debt obligations	133,267	0	133,267	0
Commercial mortgage-backed securities	140,541	0	117,520	23,021
Residential mortgage-backed securities	187,226	0	186,432	794
Other debt securities	35,152	0	35,152	0
U.S. Treasury	24,163	0	24,163	0
Total available-for-sale securities (1)	1,364,828	998	1,336,076	27,754
Equity securities:
Non-redeemable preferred stocks:
Financial services sector (2)	69,114	2,593	66,350	171
Utilities sector	3,696	0	3,696	0
Energy sector	2,713	0	2,713	0
Consumer sector (2)	2,403	0	2,393	10
Technology sector (2)	0	0	0	0
Communications sector	953	0	953	0
Total non-redeemable preferred stocks (3)	78,879	2,593	76,105	181
Total equity securities	78,879	2,593	76,105	181
Total recurring fair value measurements (2)	$1,443,707	$3,591	$1,412,181	$27,935
Nonrecurring fair value measurements-equity securities (2)	$3,161	$0	$0	$3,161

(1)     This includes $44.4 million of securities lent under a securities lending agreement.
(2)    Prior-period amounts have been revised to separately present nonrecurring fair value measurements and to exclude $8.7 million of equity securities without readily determinable fair values that were not remeasured at fair value during the reporting period. These revisions are not material and the impact was limited to our financial statement footnote disclosures.
(3)    This includes $20.1 million of securities lent under a securities lending agreement.

Equity securities without readily determinable fair values
We hold investments in privately held companies with carrying amounts of $16.2 million at September 30, 2026 and $11.9 million at December 31, 2025 that do not have readily determinable fair values and are accounted for using the measurement alternative described within Note 2, "Significant Accounting Policies". Included in the tables above are investments that were remeasured at fair value on a nonrecurring basis using prices from recent financing transactions at various dates during the nine months ended September 30, 2026 and the year ended December 31, 2025. The nonrecurring fair value measurements include only those investments remeasured during the respective periods and reflect fair value as of the applicable remeasurement dates rather than as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and the year ended December 31, 2025, upward adjustments resulting from observable price changes totaled $0.9 million and $0.7 million, respectively. Cumulative upward adjustments were $2.0 million at September 30, 2026 and $1.1 million at December 31, 2025. No impairments or downward adjustments have been recognized.

We review the fair value hierarchy classifications of recurring fair value measurements each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs.

Level 3 Assets – 2026 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2026	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2026
Available-for-sale securities:
Corporate debt securities	$478	$(31)	$12	$2	$(107)	$0	$0	$354
Commercial mortgage-backed securities	12,962	36	(466)	2,763	(2)	12,248	(3,659)	23,882
Residential mortgage-backed securities	1,095	(1)	(51)	0	(40)	2,015	(459)	2,559
Total available-for-sale securities	14,535	4	(505)	2,765	(149)	14,263	(4,118)	26,795
Equity securities (3)	135	8	—	0	(94)	0	0	49
Total Level 3 securities	$14,670	$12	$(505)	$2,765	$(243)	$14,263	$(4,118)	$26,844

Level 3 Assets – 2026 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2026
Available-for-sale securities:
Corporate debt securities	$3,939	$(130)	$(8)	$818	$(4,321)	$1,023	$(967)	$354
Commercial mortgage-backed securities	23,021	(863)	(472)	2,763	(1,278)	22,783	(22,072)	23,882
Residential mortgage-backed securities	794	(1)	(65)	0	(78)	3,248	(1,339)	2,559
Total available-for-sale securities	27,754	(994)	(545)	3,581	(5,677)	27,054	(24,378)	26,795
Equity securities (3)	181	(21)	—	0	(138)	27	0	49
Total Level 3 securities	$27,935	$(1,015)	$(545)	$3,581	$(5,815)	$27,081	$(24,378)	$26,844

Level 3 Assets – 2025 Quarterly Change:

(in thousands)	Beginning balance at June 30, 2025	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,176	$21	$45	$0	$(1,252)	$1,139	$(3,074)	$3,055
Commercial mortgage-backed securities	16,434	(226)	99	0	(347)	5,331	(3,525)	17,766
Residential mortgage-backed securities	0	0	0	0	0	1,284	0	1,284
Total available-for-sale securities	22,610	(205)	144	0	(1,599)	7,754	(6,599)	22,105
Equity securities (3)	6	0	—	0	0	0	0	6
Total Level 3 securities	$22,616	$(205)	$144	$0	$(1,599)	$7,754	$(6,599)	$22,111

Level 3 Assets – 2025 Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2024	Included in earnings(1)	Included in other comprehensive income (loss)	Purchases	Sales	Transfers into Level 3(2)	Transfers out of Level 3(2)	Ending balance at September 30, 2025
Available-for-sale securities:
Corporate debt securities	$6,268	$51	$12	$3,085	$(2,044)	$4,615	$(8,932)	$3,055
Collateralized debt obligations	0	(4)	0	700	(696)	0	0	0
Commercial mortgage-backed securities	24,089	(848)	503	1,997	(2,734)	16,403	(21,644)	17,766
Residential mortgage-backed securities	0	0	0	0	(18)	2,207	(905)	1,284
Total available-for-sale securities	30,357	(801)	515	5,782	(5,492)	23,225	(31,481)	22,105
Equity securities (3)	500	(14)	—	0	0	18	(498)	6
Total Level 3 securities	$30,857	$(815)	$515	$5,782	$(5,492)	$23,243	$(31,979)	$22,111
(1)These amounts are reported as net investment income and net realized and unrealized investment gains (losses) for each of the periods presented above.
(2)Transfers into and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
(3)Prior-period amounts have been revised to exclude equity securities without readily determinable fair values. These revisions are not material and the impact was limited to our financial statement footnote disclosures.

Financial instruments not carried at fair value
The following table presents the carrying values and fair values of financial instruments categorized as Level 3 in the fair value hierarchy that are recorded at carrying value as of:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Agent loans, net (1)	$118,738	$107,835	$109,331	$113,850
Other loans receivable, net (2)	20,146	16,176	15,491	12,509
Held-to-maturity securities, net (3)	4,833	4,261	4,833	4,863
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

Note 7.  Investments

Fixed maturity securities
See Note 6, "Fair Value" for additional fair value disclosures. The following tables summarize the amortized cost and estimated fair value, net of credit loss allowance, of our fixed maturity securities as of:

	September 30, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$782,067	$756	$20,938	$761,885
Collateralized debt obligations	243,583	198	505	243,276
Commercial mortgage-backed securities	160,749	497	5,016	156,230
Residential mortgage-backed securities	231,135	56	23,164	208,027
Other debt securities	42,120	18	1,007	41,131
U.S. Treasury	893	0	53	840
Total available-for-sale securities, net (1)	1,460,547	1,525	50,683	1,411,389
Held-to-maturity securities - states & political subdivisions	4,833	0	572	4,261
Total fixed maturity securities, net	$1,465,380	$1,525	$51,255	$1,415,650
(1)This includes an estimated fair value of $42.3 million of securities lent under a securities lending agreement.

	December 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Corporate debt securities	$834,885	$12,779	$3,185	$844,479
Collateralized debt obligations	133,224	207	164	133,267
Commercial mortgage-backed securities	139,516	2,808	1,783	140,541
Residential mortgage-backed securities	196,624	982	10,380	187,226
Other debt securities	34,863	543	254	35,152
U.S. Treasury	24,116	106	59	24,163
Total available-for-sale securities, net (1)	1,363,228	17,425	15,825	1,364,828
Held-to-maturity securities - states & political subdivisions	4,833	30	0	4,863
Total fixed maturity securities, net	$1,368,061	$17,455	$15,825	$1,369,691
(1)This includes an estimated fair value of $44.4 million of securities lent under a securities lending agreement.

The amortized cost and estimated fair value of our fixed maturity securities at September 30, 2026 are shown below by remaining contractual term to maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized	Estimated
(in thousands)	cost	fair value
Available-for-sale securities:
Due in one year or less	$60,759	$60,711
Due after one year through five years	542,487	530,077
Due after five years through ten years	169,800	164,796
Due after ten years	687,501	655,805
Total available-for-sale securities, net (1) (2)	1,460,547	1,411,389
Held-to-maturity securities - due after ten years	4,833	4,261
Total fixed maturity securities, net	$1,465,380	$1,415,650
(1)The contractual maturities of our available-for-sale securities are included in the table. However, given our intent to sell certain impaired securities, these securities are classified as current assets in our Consolidated Statement of Financial Position at September 30, 2026.
(2)This includes an estimated fair value of $42.3 million of securities lent under a securities lending agreement.

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

The following tables present available-for-sale securities based on length of time in a gross unrealized loss position as of:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$669,122	$20,084	$9,475	$854	$678,597	$20,938	448
Collateralized debt obligations	138,382	490	2,335	15	140,717	505	150
Commercial mortgage-backed securities	112,861	3,266	15,735	1,750	128,596	5,016	185
Residential mortgage-backed securities	139,306	8,410	66,009	14,754	205,315	23,164	213
Other debt securities	31,507	760	3,383	247	34,890	1,007	69
U.S. Treasury	840	53	0	0	840	53	1
Total available-for-sale securities	$1,092,018	$33,063	$96,937	$17,620	$1,188,955	$50,683	1,066
Quality breakdown of available-for-sale securities:
Investment grade	$1,034,967	$31,206	$93,765	$17,284	$1,128,732	$48,490	1,009
Non-investment grade	57,051	1,857	3,172	336	60,223	2,193	57
Total available-for-sale securities	$1,092,018	$33,063	$96,937	$17,620	$1,188,955	$50,683	1,066

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Corporate debt securities	$72,699	$1,555	$41,040	$1,630	$113,739	$3,185	418
Collateralized debt obligations	57,917	120	3,909	44	61,826	164	83
Commercial mortgage-backed securities	16,103	59	19,956	1,724	36,059	1,783	70
Residential mortgage-backed securities	17,675	27	92,019	10,353	109,694	10,380	146
Other debt securities	3,936	39	3,655	215	7,591	254	27
U.S. Treasury	13,296	59	0	0	13,296	59	3
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747
Quality breakdown of available-for-sale securities:
Investment grade	$144,472	$433	$144,604	$12,773	$289,076	$13,206	371
Non-investment grade	37,154	1,426	15,975	1,193	53,129	2,619	376
Total available-for-sale securities	$181,626	$1,859	$160,579	$13,966	$342,205	$15,825	747

Credit loss allowances
The following tables present a roll-forward of the allowances for credit losses on investments:

	Three months ended September 30, 2026
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$466	$2,167	$15,646	$1,879
Provision and recoveries	0	0	220	(109)
Sales/collections and write-offs	0	0	0	0
Balance, end of period	$466	$2,167	$15,866	$1,770

	Nine months ended September 30, 2026
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$902	$2,167	$15,101	$1,680
Provision and recoveries	274	0	765	90
Sales/collections and write-offs	(710)	0	0	0
Balance, end of period	$466	$2,167	$15,866	$1,770

	Three months ended September 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$881	$2,167	$13,038	$1,476
Provision and recoveries	417	0	218	111
Sales/collections and write-offs	(64)	0	(25)	0
Balance, end of period	$1,234	$2,167	$13,231	$1,587

	Nine months ended September 30, 2025
(in thousands)	Available-for-sale securities	Held-to-maturity securities	Other loans receivable	Agent loans
Balance, beginning of period	$513	$2,167	$12,198	$1,312
Provision and recoveries	1,086	0	1,058	275
Sales/collections and write-offs	(365)	0	(25)	0
Balance, end of period	$1,234	$2,167	$13,231	$1,587

Net investment income
Investment income, net of expenses, was generated from the following portfolios:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities	$18,308	$14,068	$52,310	$41,881
Equity securities	2,694	1,220	5,707	3,533
Limited partnerships (1)	87	114	803	1,269
Agent loans	1,969	1,633	5,903	4,634
Cash equivalents and other	3,120	4,606	8,893	11,502
Total investment income	26,178	21,641	73,616	62,819
Less: investment expenses	779	608	2,070	1,808
Net investment income	$25,399	$21,033	$71,546	$61,011
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

Net realized and unrealized investment gains (losses)
Realized and unrealized gains (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities:
Gross realized gains	$484	$908	$4,579	$1,588
Gross realized losses	(1,196)	(337)	(6,105)	(1,710)
Net realized (losses) gains on available-for-sale securities	(712)	571	(1,526)	(122)
Equity securities	(4,738)	760	(4,132)	2,429
Miscellaneous	0	0	0	5
Net realized and unrealized investment (losses) gains	$(5,450)	$1,331	$(5,658)	$2,312

The portion of net unrealized gain (losses) recognized during the reporting period related to equity securities held at the reporting date is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Equity securities:
Net (losses) gains recognized during the period	$(4,738)	$760	$(4,132)	$2,429
Less: net gains (losses) recognized on securities sold	19	66	(32)	340
Net unrealized (losses) gains recognized on securities held at reporting date	$(4,757)	$694	$(4,100)	$2,089

Net impairment recoveries (losses) recognized in earnings
Impairment recoveries (losses) on investments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Available-for-sale securities:
Intent to sell	$(8)	$(78)	$(347)	$(495)
Credit impaired	0	(417)	(274)	(1,086)
Total available-for-sale securities	(8)	(495)	(621)	(1,581)
Expected credit recoveries (losses):
Agent loans	109	(111)	(90)	(275)
Other loans receivable	(173)	(204)	(628)	(777)
Net impairment losses recognized in earnings	$(72)	$(810)	$(1,339)	$(2,633)

Securities lending transactions
As of September 30, 2026, the estimated fair value of loaned securities was $56.4 million, consisting of $42.3 million of available- for-sale securities and $14.1 million of equity securities. As of December 31, 2025, the estimated fair value of loaned securities was $64.5 million consisting of $44.4 million of available-for-sale securities and $20.1 million of equity securities. Cash collateral received in connection with these securities lending transactions totaled $54.3 million and $61.9 million as of September 30, 2026 and December 31, 2025 respectively. The cash collateral was reinvested in cash equivalents and is included with "Cash and cash equivalents" in our Consolidated Statements of Financial Position. We also received $3.9 million and $4.5 million of non-cash collateral as of September 30, 2026 and December 31, 2025, respectively, which we are not permitted to sell or repledge. There were no securities lending transactions outstanding with contractual maturities extending beyond one year from the reporting date.

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

Note 8.  Bank Line of Credit

We have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 1, 2029. As of September 30, 2026, a total of $99.2 million remains available under the facility due to $0.8 million outstanding letters of credit, which reduce the availability for letters of credit to $24.2 million. We had no borrowings outstanding on our line of credit as of September 30, 2026. Investments with a fair value of $108.6 million were pledged as collateral on the line of credit at September 30, 2026. These investments have no trading restrictions and are reported as available-for-sale securities and cash and cash equivalents on our Consolidated Statement of Financial Position as of September 30, 2026. The bank requires compliance with certain covenants, which include leverage ratios and debt restrictions.  We are in compliance with all covenants at September 30, 2026.

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

Although we are the sponsor of these postretirement plans and record the funded status of these plans, there are reimbursements between us and the Exchange and its insurance subsidiaries for their allocated share of pension cost. These reimbursements represent pension benefits for employees performing administrative services and an allocated share of plan cost for employees in departments that support the administrative functions. For the nine months ended September 30, 2026, the Exchange and its insurance subsidiaries reimbursed us for approximately 61% of the annual defined benefit pension cost and 33% of the annual SERP cost. For our funded pension plan, amounts are settled in cash for the portion of pension cost allocated to the Exchange and its insurance subsidiaries. For our unfunded SERP, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Our defined benefit pension plan funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year, or the amount necessary to fund the plan to 100%. Accordingly, we made a $47 million contribution in January 2026. We made an additional discretionary contribution of $30 million in August 2026, which further improved the plan's funded status. The funded pension plan is presented separately from the unfunded plan as a non-current asset on the Consolidated Statements of Financial Position.

Pension plan cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Service cost for benefits earned	$9,590	$8,866	$28,771	$26,590
Interest cost on benefit obligation	15,515	14,688	46,542	44,039
Expected return on plan assets	(19,889)	(20,069)	(59,667)	(60,207)
Prior service cost amortization	458	422	1,374	1,266
Net actuarial gain amortization	(68)	(633)	(203)	(1,942)
Settlement gain (1)	—	(62)	—	(539)
Pension plan cost (2)	$5,606	$3,212	$16,817	$9,207
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

Note 10.  Income Taxes

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. For the three months ended September 30, 2026 and 2025, our effective tax rate was 21.8% and 21.4%, respectively. For the nine months ended September 30, 2026 and 2025, our effective tax rate was 21.3% and 21.1%, respectively.

Note 11.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2026 and the year ended December 31, 2025. There is no provision for conversion of Class A shares into Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
In 2011, our Board of Directors approved a continuation of the current stock repurchase program of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2026 and the year ended December 31, 2025. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2026.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") (loss) by component, including amounts reclassified to other comprehensive income ("OCI") (loss) and the related line item in the Consolidated Statements of Operations where net income is presented, are as follows:

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$(12,976)	$(2,725)	$(10,251)	$(7,202)	$(1,513)	$(5,689)
OCI (loss) before reclassifications	(36,903)	(7,749)	(29,154)	7,803	1,638	6,165
Realized investment losses (gains)	712	149	563	(571)	(120)	(451)
Impairment losses	8	1	7	495	104	391
OCI (loss)	(36,183)	(7,599)	(28,584)	7,727	1,622	6,105
AOCI (loss), end of period	$(49,159)	$(10,324)	$(38,835)	$525	$109	$416

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(66,578)	$(13,982)	$(52,596)	$(38,744)	$(8,137)	$(30,607)
OCI (loss) before reclassifications	—	—	—	(1,063)	(223)	(840)
Amortization of prior service costs	458	97	361	422	89	333
Amortization of net actuarial gain	(68)	(15)	(53)	(633)	(133)	(500)
Settlement gain	—	—	—	(62)	(13)	(49)
OCI (loss)	390	82	308	(1,336)	(280)	(1,056)
AOCI (loss), end of period	$(66,188)	$(13,900)	$(52,288)	$(40,080)	$(8,417)	$(31,663)

Total
AOCI (loss), beginning of period	$(79,554)	$(16,707)	$(62,847)	$(45,946)	$(9,650)	$(36,296)
Investment securities	(36,183)	(7,599)	(28,584)	7,727	1,622	6,105
Pension and other postretirement plans	390	82	308	(1,336)	(280)	(1,056)
OCI (loss)	(35,793)	(7,517)	(28,276)	6,391	1,342	5,049
AOCI (loss), end of period	$(115,347)	$(24,224)	$(91,123)	$(39,555)	$(8,308)	$(31,247)

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025
(in thousands)	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Investment securities:
AOCI (loss), beginning of period	$1,508	$316	$1,192	$(22,442)	$(4,714)	$(17,728)
OCI (loss) before reclassifications	(52,814)	(11,090)	(41,724)	21,264	4,465	16,799
Realized investment losses	1,526	320	1,206	122	26	96
Impairment losses	621	130	491	1,581	332	1,249
OCI (loss)	(50,667)	(10,640)	(40,027)	22,967	4,823	18,144
AOCI (loss), end of period	$(49,159)	$(10,324)	$(38,835)	$525	$109	$416

Pension and other postretirement plans:
AOCI (loss), beginning of period	$(67,359)	$(14,146)	$(53,213)	$(37,802)	$(7,939)	$(29,863)
OCI (loss) before reclassifications	—	—	—	(1,063)	(223)	(840)
Amortization of prior service costs	1,374	289	1,085	1,266	266	1,000
Amortization of net actuarial gain	(203)	(43)	(160)	(1,942)	(408)	(1,534)
Settlement gain	—	—	—	(539)	(113)	(426)
OCI (loss)	1,171	246	925	(2,278)	(478)	(1,800)
AOCI (loss), end of period	$(66,188)	$(13,900)	$(52,288)	$(40,080)	$(8,417)	$(31,663)

Total
AOCI (loss), beginning of period	$(65,851)	$(13,830)	$(52,021)	$(60,244)	$(12,653)	$(47,591)
Investment securities	(50,667)	(10,640)	(40,027)	22,967	4,823	18,144
Pension and other postretirement plans	1,171	246	925	(2,278)	(478)	(1,800)
OCI (loss)	(49,496)	(10,394)	(39,102)	20,689	4,345	16,344
AOCI (loss), end of period	$(115,347)	$(24,224)	$(91,123)	$(39,555)	$(8,308)	$(31,247)

Note 13. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including our unsecured receivables from the Exchange. The majority of our revenue and receivables are from the Exchange and its affiliates. See also Note 1, "Nature of Operations". Net management fee amounts and other reimbursements due from the Exchange and its affiliates were $781.2 million and $735.6 million at September 30, 2026 and December 31, 2025, respectively, which includes a current expected credit loss allowance of $0.7 million in both periods.

Note 14.  Commitments and Contingencies

We have an agreement with a bank for an agent loan participation program. The maximum amount of loans and guarantees that could be funded by us through this program is $150 million. We have committed to fund a minimum of 30% of each loan executed under the program. As of September 30, 2026, our portion of the outstanding loans executed under this agreement is $68.7 million. Additionally, we have agreed to guarantee a portion of the funding provided by the other participants in the program in the event of default. As of September 30, 2026, our maximum potential amount of future payments on the guaranteed portion is $24.5 million. All loan payments under the participation program are current as of September 30, 2026.

We also have guarantees and lending commitments related to certain real estate development projects supporting revitalization efforts in our community. As of September 30, 2026, our maximum potential obligation related to guarantees is $6.0 million and our remaining lending commitments are $15.4 million.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  We believe our accruals for legal proceedings are appropriate and that, to the extent such litigation may result in losses in excess of amounts accrued, any such excess, individually or in the aggregate, would not be material to our consolidated financial condition, results of operations or cash flows. Legal fees are expensed as incurred.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events, or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:
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

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and affiliated assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 71% of the 2025 direct and affiliated assumed written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products are private passenger auto and homeowners.  The principal commercial lines products are commercial multi-peril, commercial auto, and workers compensation.

Information security incident
In 2025, we experienced an information security incident that has been remediated and did not have a material impact on our consolidated financial condition, results of operations, or cash flows. As of September 30, 2026 we have recognized $4.0 million of recoveries under our cybersecurity insurance policy, which is included in the line item "Other Income" in the Consolidated Statements of Operations, and continue to pursue recovery of additional lost income due to business interruption and related expenses under the policy.

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Operating income	$207,382	$208,921	(0.7)%	$578,292	$559,470	3.4%
Total investment income	19,877	21,554	(7.8)	64,549	60,690	6.4
Other income	5,496	2,286	NM	8,317	8,094	2.8
Income before income taxes	232,755	232,761	NM	651,158	628,254	3.6
Income tax expense	50,766	49,908	1.7	138,401	132,299	4.6
Net income	$181,989	$182,853	(0.5)%	$512,757	$495,955	3.4%
Net income per share – diluted	$3.48	$3.50	(0.5)%	$9.80	$9.48	3.4%
NM = not meaningful

Operating income decreased slightly in the third quarter and increased for the nine months ended September 30, 2026, compared to the same periods in 2025. Management fee revenue for policy issuance and renewal services increased 2.6% to $847.0 million in the third quarter of 2026 and 3.8% to $2.5 billion for the nine months ended September 30, 2026, compared to the same periods in 2025. Management fee revenue is based upon the management fee rate we charge and the direct and affiliated assumed premiums written by the Exchange. The management fee rate was 25% for both 2026 and 2025. The direct and affiliated assumed premiums written by the Exchange increased 1.8% to $3.5 billion in the third quarter of 2026 and 2.9% to $10.2 billion for the nine months ended September 30, 2026, compared to the same periods in 2025.

Cost of operations for policy issuance and renewal services increased 3.6% to $665.0 million in the third quarter of 2026 and 4.0% to $2.0 billion for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to increased agent incentive compensation due to improved underwriting profitability, higher scheduled commissions driven by direct and affiliated assumed written premium growth, and increased technology costs, partially offset by lower underwriting report and postage costs. The year-to-date increase was also partially offset by lower professional fees.

Management fee revenue for administrative services increased 4.7% to $19.7 million in the third quarter of 2026 and 7.4% to $58.8 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The administrative services reimbursement revenue and corresponding cost of operations increased both total operating revenue and total operating expenses by $197.6 million in the third quarter of 2026 and $599.2 million for the nine months ended September 30, 2026, but had no net impact on operating income.

Total investment income decreased $1.7 million in the third quarter of 2026 and increased $3.9 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease in the third quarter of 2026 was primarily due to net realized and unrealized investment losses compared to net gains in 2025, partially offset by an increase in net investment income. The increase for the nine months ended September 30, 2026 was primarily due to an increase in net investment income, partially offset by net realized and unrealized investment losses compared to net gains in 2025.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee revenue.  Elevated inflation, supply chain disruptions, or changes in tariff policies could impact the Exchange's operations. In particular, unanticipated increased inflation costs including medical cost inflation, building material cost inflation, auto repair and replacement cost inflation, and social inflation may impact adequacy of estimated loss reserves and future premium rates of the Exchange. If any of these items impacted the financial condition or operations of the Exchange, it could have an impact on our financial results. For a discussion of the potential impacts to our operations or those of the Exchange, see Financial Condition and Liquidity and Capital Resources contained within this report, as well as Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

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

The following table presents the allocation and disaggregation of revenue for our two performance obligations:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Policy issuance and renewal services
Direct and affiliated assumed premiums written by the Exchange	$3,463,007	$3,402,438	1.8%	$10,231,573	$9,947,314	2.9%
Management fee rate	24.41%	24.37%		24.41%	24.37%
Management fee revenue	845,320	829,174	1.9	2,497,527	2,424,160	3.0
Change in estimate for management fee returned on cancelled policies (1)	1,660	(3,899)	NM	(1,269)	(19,983)	93.6
Management fee revenue - policy issuance and renewal services	$846,980	$825,275	2.6%	$2,496,258	$2,404,177	3.8%

Administrative services
Direct and affiliated assumed premiums written by the Exchange	$3,463,007	$3,402,438	1.8%	$10,231,573	$9,947,314	2.9%
Management fee rate	0.59%	0.63%		0.59%	0.63%
Management fee revenue	20,431	21,435	(4.7)	60,366	62,668	(3.7)
Change in contract liability (2)	(629)	(2,510)	74.9	(1,217)	(7,694)	84.2
Change in estimate for management fee returned on cancelled policies (1)	(82)	(94)	12.1	(335)	(202)	(66.0)
Management fee revenue - administrative services	19,720	18,831	4.7	58,814	54,772	7.4
Administrative services reimbursement revenue	197,562	215,694	(8.4)	599,212	638,611	(6.2)
Total revenue from administrative services	$217,282	$234,525	(7.4)%	$658,026	$693,383	(5.1)%
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

Direct and affiliated assumed premiums written by the Exchange
Direct and affiliated assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and affiliated assumed premiums written by the Exchange increased 1.8% to $3.5 billion in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by increased commercial lines and homeowners premiums written, partially offset by decreased private passenger auto premiums written.  The year-over-year average premium per policy for all lines of business increased 5.4% at September 30, 2026 compared to 10.7% at September 30, 2025. Year-over-year policies in force for all lines of business decreased 1.9% in the third quarter of 2026 compared to an increase of 0.2% in the third quarter of 2025.

Premiums generated from new business increased 10.2% to $386 million in the third quarter of 2026 compared to the same period in 2025, primarily driven by increased premiums written in the private passenger auto line. Contributing to this change was a 11.1% increase in new business policies written and a 1.3% increase in year-over-year average premium per policy on new business at September 30, 2026.

Premiums generated from renewal business increased 0.8% to $3.1 billion in the third quarter of 2026 compared to the third quarter of 2025 resulting from an increase of 5.9% in year-over-year average premium per policy at September 30, 2026, partially offset by a decrease in year-over-year policies in force of 2.0% in the third quarter of 2026.

Personal lines – Total personal lines premiums written increased 0.4% to $2.5 billion in the third quarter of 2026, compared to the third quarter of 2025, driven by a 4.2% increase in total personal lines year-over-year average premium per policy, partially offset by a 2.4% decrease in total personal lines policies in force.

Commercial lines – Total commercial lines premiums written increased 5.5% to $952 million in the third quarter of 2026, compared to the third quarter of 2025, driven by a 5.7% increase in total commercial lines year-over-year average premium per policy and a 1.6% increase in total commercial lines policies in force.

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

Policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - policy issuance and renewal services	$846,980	$825,275	2.6%	$2,496,258	$2,404,177	3.8%
Service agreement revenue	5,655	6,939	(18.5)	17,340	18,675	(7.1)
	852,635	832,214	2.5	2,513,598	2,422,852	3.7
Cost of operations - policy issuance and renewal services	664,973	642,124	3.6	1,994,120	1,918,154	4.0
Operating income - policy issuance and renewal services	$187,662	$190,090	(1.3)%	$519,478	$504,698	2.9%

Policy issuance and renewal services
The management fee revenue allocated for providing policy issuance and renewal services was 24.41% of the direct and affiliated assumed premiums written by the Exchange for the three and nine month periods ended September 30, 2026 and 24.37% for the same periods in 2025.  This portion of the management fee is recognized as revenue when the policy is issued or renewed because it is at that time that the services we provide are substantially complete and the executed insurance policy is transferred to the customer.  The increase in management fee revenue for policy issuance and renewal services was primarily driven by the increase in the direct and affiliated assumed premiums written by the Exchange discussed previously.

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

Cost of policy issuance and renewal services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$485,486	$461,513	5.2%	$1,458,439	$1,361,815	7.1%
Non-commission expense:
Personnel costs (1)	$87,013	$85,417	1.9%	$267,885	$261,195	2.6%
Sales and advertising (1)	6,848	5,056	35.4	19,814	21,737	(8.8)
Acquisition and underwriting support costs (1)	24,036	29,819	(19.4)	72,128	83,660	(13.8)
Technology infrastructure costs (1)	30,384	23,455	29.5	81,273	73,837	10.1
Professional fees (1)	19,707	19,842	(0.7)	58,219	70,310	(17.2)
Administrative and other (1)	11,499	17,022	(32.4)	36,362	45,600	(20.3)
Total non-commission expense	179,487	180,611	(0.6)	535,681	556,339	(3.7)
Total cost of operations - policy issuance and renewal services	$664,973	$642,124	3.6%	$1,994,120	$1,918,154	4.0%
(1)2025 amounts have been recast to conform to the current presentation. See Part I, Item 1. "Financial Statements - Note 4, Segment Information, of Notes to Consolidated Financial Statements" contained within this report for additional information on the revised expense categories.

Commissions – Commissions increased $24.0 million in the third quarter of 2026 and $96.6 million for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by an increase in agent incentive compensation. The estimated agent incentive payouts at September 30, 2026 are based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2026. The profitability component of agent incentive compensation increased due to improved actual and forecasted loss ratios for the three-year period ended 2026 compared to the three-year period ended 2025. Commission expense is also impacted by the growth in direct and affiliated assumed written premium.

Non-commission expense – Non-commission expense decreased $1.1 million in the third quarter of 2026 compared to the third quarter of 2025. Personnel costs increased $1.6 million primarily due to higher healthcare costs. Sales and advertising increased $1.8 million primarily due to an increase in agent-related costs. Acquisition and underwriting support costs decreased $5.8 million primarily due to lower postage and underwriting report costs. Technology and infrastructure costs increased $6.9 million primarily due to higher costs associated with technology initiatives, including internal-use software impairments, depreciation and amortization expense, and cloud usage costs. Administrative and other costs decreased $5.5 million primarily due to lower credit card processing fees.

Non-commission expense decreased $20.7 million for the nine months ended September 30, 2026 compared to the same period in 2025. Personnel costs increased $6.7 million primarily due to increased incentive compensation driven by stronger performance metrics, and higher base compensation. The increase is partially offset by bonuses awarded to all employees in 2025 in recognition of our 100th anniversary. Acquisition and underwriting support costs decreased $11.5 million primarily due to lower underwriting report and postage costs. Technology and infrastructure costs increased $7.4 million primarily due to higher depreciation and amortization expense from technology initiatives. Professional fees decreased $12.1 million primarily due to reduced use of third-party services related to technology initiatives. Administrative and other costs decreased $9.2 million primarily due to lower credit card processing fees and charitable contributions related to the transition of charitable giving through the Erie Insurance Foundation.

Administrative services

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(Unaudited)			(Unaudited)
Management fee revenue - administrative services	$19,720	$18,831	4.7%	$58,814	$54,772	7.4%
Administrative services reimbursement revenue	197,562	215,694	(8.4)	599,212	638,611	(6.2)
Total revenue allocated to administrative services	217,282	234,525	(7.4)	658,026	693,383	(5.1)
Administrative services expenses
Claims handling services	172,836	189,947	(9.0)	523,099	562,407	(7.0)
Investment management services	8,753	7,560	15.8	25,892	24,598	5.3
Life management services	15,973	18,187	(12.2)	50,221	51,606	(2.7)
Operating income - administrative services	$19,720	$18,831	4.7%	$58,814	$54,772	7.4%

Administrative services
The management fee revenue allocated for providing administrative services was 0.59% of the direct and affiliated assumed premiums written by the Exchange for the three and nine month periods ended September 30, 2026 and 0.63% for the same periods in 2025. This portion of the management fee is recognized as revenue over a four-year period representing the time over which the services are provided. We also report reimbursed costs as revenues, which are recognized monthly as services are provided. The administrative services expenses we incur and the related reimbursements we receive are recorded gross in the Consolidated Statements of Operations.

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

Total investment income
A summary of the results of our investment operations is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Net investment income	$25,399	$21,033	20.8%	$71,546	$61,011	17.3%
Net realized and unrealized investment (losses) gains	(5,450)	1,331	NM	(5,658)	2,312	NM
Net impairment losses recognized in earnings	(72)	(810)	91.0	(1,339)	(2,633)	49.1
Total investment income	$19,877	$21,554	(7.8)%	$64,549	$60,690	6.4%
NM = not meaningful

Net investment income
Net investment income includes interest and dividends on our fixed maturity and equity security portfolios and the results of our limited partnership investments, net of investment expenses. Net investment income increased $4.4 million in the third quarter of 2026 and $10.5 million for the nine months ended September 30, 2026 compared to the same periods in 2025. The increase in both periods was primarily due to an increase in bond and exchange-traded fund income driven by higher average holdings, and an increase in agent loan interest income, partially offset by decreased cash and cash equivalent income due to lower yields and average holdings.

Net realized and unrealized investment gains (losses)
A breakdown of our net realized and unrealized investment gains (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Securities sold:	(Unaudited)		(Unaudited)
Available-for-sale securities	$(712)	$571	$(1,526)	$(122)
Equity securities	19	66	(32)	340
Change in fair value on remaining equity securities	(4,757)	694	(4,100)	2,089
Miscellaneous	0	0	0	5
Net realized and unrealized investment (losses) gains	$(5,450)	$1,331	$(5,658)	$2,312

Net impairment recoveries (losses) recognized in earnings
Net impairment losses recognized in earnings were lower during both the three and nine months ended September 30, 2026 compared to the same periods in 2025. The improvement was primarily driven by lower available-for-sale security impairments, reflecting reduced credit-related impairments, as well as lower current expected credit losses on agent loans and other loans receivable during the three and nine month periods.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the subscribers at the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by AM Best through assessing its financial stability and ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty insurance subsidiaries are rated A "Excellent". On September 11, 2026, the outlook for the financial strength rating was affirmed as stable. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026 for a discussion of the Exchange's financial strength rating.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under U.S. generally accepted accounting principles. Statutory direct written premiums of the Exchange and its wholly owned property and casualty insurance subsidiaries grew 2.9% to $10.2 billion in the first nine months of 2026 compared to the same period in 2025. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus determined under statutory accounting principles was $10.7 billion and $10.1 billion at September 30, 2026 and December 31, 2025, respectively. The Exchange and its wholly owned property and casualty insurance subsidiaries' year-over-year policy retention ratio was 87.2% at September 30, 2026 and 88.4% at December 31, 2025.

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

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis. The following table presents the carrying value of our investments as of:

(dollars in thousands)	September 30, 2026	% to total	December 31, 2025	% to total
	(Unaudited)
Available-for-sale securities (1)	$1,411,389	81%	$1,364,828	85%
Equity securities (2)	166,782	10	90,763	6
Agent loans (3)	118,738	7	109,331	7
Other investments (4)	41,924	2	37,342	2
Total investments	$1,738,833	100%	$1,602,264	100%

(1)This includes $42.3 million and $44.4 million of securities lent under a securities lending agreement as of September 30, 2026 and December 31, 2025, respectively.
(2)This includes $14.1 million and $20.1 million of securities lent under a securities lending agreement as of September 30, 2026 and December 31, 2025, respectively.
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

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized losses on available-for-sale securities, net of deferred taxes, totaled $38.8 million at September 30, 2026, compared to unrealized gains of $1.3 million at December 31, 2025.

The following table presents a breakdown of the fair value of our available-for-sale portfolio by industry sector and rating as of:

(in thousands)	September 30, 2026 (1)
	AAA	AA	A	BBB	Non- investment grade	Fair value
	(Unaudited)
Basic materials	$0	$0	$2,436	$4,763	$1,406	$8,605
Communications	0	2,844	11,204	8,719	14,461	37,228
Consumer	0	13,523	58,231	70,922	15,558	158,234
Diversified	0	0	0	1,003	0	1,003
Energy	0	0	8,358	42,361	9,654	60,373
Financial	0	0	138,789	182,600	6,195	327,584
Industrial	0	972	17,827	36,594	3,579	58,972
Structured securities (2)	207,532	323,888	58,491	41,283	1,340	632,534
Technology	0	6,707	2,219	14,875	307	24,108
U.S. Treasury	0	840	0	0	0	840
Utilities	0	0	12,454	67,014	22,440	101,908
Total	$207,532	$348,774	$310,009	$470,134	$74,940	$1,411,389
(1)Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.
(2)Structured securities include residential and commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities.

Equity securities
Equity securities primarily include non-redeemable preferred stocks and exchange-traded funds, and investments in privately held companies that do not have readily determinable fair values. See Part 1, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements" contained within this report for information on the measurement and accounting of our equity securities.

The following table presents an analysis of our equity securities as of:

(in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)

Exchange-traded funds	$79,803	$—
Non-redeemable preferred stocks:
Financial services	67,871	74,614
Utilities	545	3,696
Energy	3,530	2,713
Consumer	6,047	5,563
Technology	7,546	3,224
Communications	1,440	953
Total non-redeemable preferred stocks (1)	86,979	90,763
Total	$166,782	$90,763

(1)Includes $16.2 million and $11.9 million at September 30, 2026 and December 31, 2025, respectively, of equity securities that do not have readily determinable fair values.

LIQUIDITY AND CAPITAL RESOURCES

We continue to monitor the sufficiency of our liquidity and capital resources given the potential impact of current economic conditions, including the uncertain tariff, inflationary, and interest rate environment. While we did not see a significant impact on our sources or uses of cash in the third quarter of 2026, future market disruptions could occur, which may affect our liquidity position. If our normal operating and investing cash activities were to become insufficient to meet future funding requirements, we believe we have sufficient access to liquidity through our cash position, diverse liquid marketable securities, and our $100 million bank revolving line of credit that does not expire until November 2029. See broader discussions of potential risks to our operations in "Operating Overview" contained within this report and Part I. Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 23, 2026.

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

Cash flow activities
The following table provides condensed cash flow information as follows for the nine months ended September 30:

(in thousands)	2026	2025
	(Unaudited)
Net cash provided by operating activities	$520,219	$515,100
Net cash used in investing activities	(291,449)	(101,052)
Net cash used in financing activities	(211,956)	(143,894)
Net increase in cash, cash equivalents, and restricted cash	$16,814	$270,154

Net cash provided by operating activities was $520.2 million in the first nine months of 2026, compared to $515.1 million for the same period in 2025. Increased cash provided by operating activities was primarily due to an increase in management fees received of $101.9 million driven by growth in direct and affiliated assumed premiums written by the Exchange, and decreases in administrative services expenses paid of $41.9 million and general operating expenses paid of $36.2 million. This was partially offset by increases in incentive compensation paid to agents of $51.7 million from improved underwriting profitability, income taxes paid of $43.6 million, and cash paid for agent commissions of $36.3 million driven by premium growth. We also made an additional discretionary pension contribution of $30 million in the third quarter of 2026, which further improved the plan's funded status.

Net cash used in investing activities was $291.4 million in the first nine months of 2026, compared to $101.1 million for the same period in 2025. The increase in cash used in investing activities was primarily driven by an increase in purchases of investments of $556.8 million and an increase in fixed asset purchases of $22.0 million mostly related to software and home office renovations.  This increase was partially offset by an increase in proceeds from investments of $378.9 million.

Net cash used in financing activities was $212.0 million in the first nine months of 2026, compared to $143.9 million for the same period in 2025. Increased cash used in financing activities was primarily due to net repayments of cash collateral under our securities lending program during the first nine months of 2026 compared to net cash collateral received during the same period in 2025, reflecting lower securities lending activity.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through: 1) unrestricted and unpledged cash and cash equivalents, which totaled approximately $317.3 million at September 30, 2026, 2) $100 million available bank revolving line of credit, and 3) liquidation of unrestricted and unpledged assets held in our investment portfolio, including equity securities and investment grade bonds, which totaled approximately $1.3 billion at September 30, 2026.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities. See Part I, Item 1. "Financial Statements - Note 8, Bank Line of Credit, of Notes to Consolidated Financial Statements" contained within this report for additional information related to our bank revolving line of credit.

Off-Balance Sheet Arrangements
See Part I, Item 1. "Financial Statements - Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements" contained within this report for additional information on our guarantees and lending commitments. We do not believe that these guarantees and commitments will have a material current or future effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in interest rates and prices. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates, prices, and other risk exposures for the year ended December 31, 2025 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2026.

Ongoing geopolitical events, the uncertain tariff, inflationary, and interest rate environment, and a potential economic slowdown may create future volatility; however, there have been no material impacts on our portfolio during the nine months ended September 30, 2026. We continue to closely monitor the economic environment and financial markets and will take appropriate measures, when necessary, to minimize potential risk exposure to our cash and investment balances. For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations" and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 10, 2026, Indemnity filed Preliminary Objections to the Amended Complaint. The Preliminary Objections seek dismissal of the action. The Court has scheduled argument on the Preliminary Objections for November 19, 2026.

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
The following table provides information regarding our Class A nonvoting common stock share repurchases during the quarter ending September 30, 2026:

(dollars in thousands, except per share data)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Dollar value of shares that may yet be purchased under the program

July 1-31, 2026	—	$—	—	$17,754
August 1-31, 2026 (1)	1,774	246.82	—	17,754
September 1-30, 2026	—	—	—	17,754
Total	1,774	246.82	—
(1)Represents shares purchased on the open market to fund the rabbi trust for both the outside director deferred stock compensation plan (1,513 shares at an average price of $246.82 per share) and the incentive compensation deferral plan (261 shares at an average price of $246.82 per share).

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Exhibit

10.1+	Fourth Amendment to Agreement of Lease between Erie Insurance Exchange and Erie Indemnity Company for the Erie Insurance Home Office Campus, (As of July 1, 2021), dated October 1, 2026.

14.1+	Revised Code of Conduct.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+     Filed herewith.
++    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 29, 2026	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, President & CEO

		By:	/s/ Julie M. Pelkowski
Julie M. Pelkowski, Executive Vice President & CFO